Form 10-Q
period 1995-03-31
PAXAR CORP
filed 1995-05-11
CIK 75681

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          (Mark One)

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 1995

                                      OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from                 to

                         Commission file number 0-5610

                              Paxar Corporation
            (Exact name of registrant as specified in its charter)

                   New York                        13-5670050
          (State or other jurisdiction          (I.R.S. Employer
          of incorporation or organization)     Identification No.)

               275 North Middletown Road, Pearl River, N.Y. 10965
                      (Address of principal executive offices)

                                (914) 735-9200
               (Registrant's telephone number, including area code)


               (Former name, former address and former fiscal year,
                          if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X     No

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (March 31, 1995)

               Common Stock, $0.10 par value: 17,635,967 shares

                                                       FORM 10-Q
                                                       MARCH 31, 1995
                                                       PAGE 2.

                         PART 1. FINANCIAL INFORMATION
                         _____________________________



          The financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

          In the opinion of the Company, all adjustments, consisting only of normal recurring accruals and adjustments, necessary to present fairly the financial information contained herein, have been included.

                                                       FORM 10-Q
                                                       MARCH 31, 1995
                                                       PAGE 3.

          Item 1.  Financial Statements



                         PAXAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                               Three Months Ended March 31
                                               ___________________________
                                                       1995           1994
                                               ____________   ____________
                                                (in thousands, except per
                                                      share amounts)
           Sales                                    $50,524        $35,982

           Cost of sales                             32,032         23,398
                                                    _______        _______
             Gross profit                            18,492         12,584

           Selling, general and
           administrative expenses                   12,378          9,186
                                                    _______        _______
             Operating income                         6,114          3,398

           Interest expense, net                        402             48
                                                    _______        _______
             Income before taxes                      5,712          3,350

           Taxes on income                            1,771          1,172
                                                    _______        _______
             Net income                             $ 3,941        $ 2,178
                                                    _______        _______
           Weighted average shares
            outstanding                              17,752         17,429
                                                    _______        _______
           Earnings per share                         $0.22          $0.12
                                                    _______        _______










                    See Notes to Consolidated Financial Statements

                                                       FORM 10-Q
                                                       MARCH 31, 1995
                                                       PAGE 4.

                         PAXAR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                  Mar. 31, 1995   Dec. 31, 1994
                                                  _____________   _____________
                                                    (unaudited)
                                                      (in thousands, except
                                                         share amounts)
      ASSETS
      Current assets:
      Cash                                             $  4,460       $  3,136
      Short-term investments                              1,182          1,365
      Receivables, less allowance for doubtful
       accounts of $668 in 1995 and $506 in 1994         31,879         28,880
      Inventories (Note 3)                               28,085         27,045
      Other current assets                                3,978          2,780
      Deferred income taxes                                 803            803
                                                       _________      _________
        Total current assets                             70,387         64,009
                                                       _________      _________
      Property, plant and equipment, at cost             74,653         73,580
        Less: Accumulated depreciation                   24,942         23,533
                                                       _________      _________
        Net property, plant and equipment                49,711         50,047
                                                       _________      _________
      Goodwill, net                                      13,797         14,010
      Other assets                                          741            637
                                                       _________      _________
                                                       $134,636       $128,703
                                                       _________      _________
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
      Due to banks                                     $  4,994       $  5,344
      Current maturities of long-term debt (Note
       4)                                                   620            641
      Accounts payable and accrued liabilities
       (Note 5)                                          20,317         18,253
      Accrued taxes on income                             2,153            799
                                                       _________      _________
        Total current liabilities                        28,084         25,037
                                                       _________      _________
      Long-term debt (Note 4)                            12,296         13,796
      Deferred income taxes                              10,637         10,391
      Other, net                                          1,655          1,626
      Shareholders' equity:
        Preferred Stock, $0.01 par value,
        5,000,000 shares authorized, none issued
        and outstanding                                       -              -
        Common Stock, $0.10 par value,
        30,000,000 shares authorized, 17,635,967
        and 17,556,061 shares issued and
        outstanding, in 1995 and 1994,
        respectively                                      1,763          1,756
      Paid-in capital                                    35,691         35,432
      Retained earnings                                  45,683         41,742


      Foreign currency translation adjustments           (1,173)        (1,077)
                                                       _________      _________
        Total shareholders' equity                       81,964         77,853
                                                       _________      _________
                                                       $134,636       $128,703
                                                       _________      _________




                    See Notes to Consolidated Financial Statements

                                                       FORM 10-Q
                                                       MARCH 31, 1995
                                                       PAGE 5.

                         PAXAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   For the Three Months Ended March 31, 1995 and 1994
                         (in thousands, except share amounts)

                                     (Unaudited)
                                                                    Foreign
                                                                    Currency
                              Common Stock      Paid-in  Retained   Translation
                            Shares     Amount   Capital  Earnings   Adjustments
                            ______      ______  _______  ________   ___________
      Balance, December
       31, 1993            13,754,323   $1,375   $31,945   $30,493     $(1,356)
        Net income                  -        -         -     2,178           -
        Exercise of
         stock options         32,397        4       115         -           -
        Translation
         adjustments                -        -         -         -         127
                           __________   ______   _______   _______     ________
      Balance, March 31,
       1994                13,786,720   $1,379   $32,060   $32,671     $(1,229)
                           __________   ______   _______   _______     ________

      Balance December
       31, 1994            17,556,061   $1,756   $35,432   $41,742     $(1,077)
        Net income                  -        -         -     3,941           -
        Exercise of
         stock options         65,844        6       107         -           -
        Employee stock
         purchase plan         14,062        1       152         -           -
        Translation
         adjustments                -        -         -         -         (96)
                           __________   ______   _______   _______     ________
      Balance, March 31,
       1995                17,635,967   $1,763   $35,691   $45,683     $(1,173)
                           __________   ______   _______   _______     ________













                    See Notes to Consolidated Financial Statements

                                                            FORM 10-Q
                                                            MARCH 31, 1995
                                                            PAGE 6.

                         PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                            Three Months
                                                           Ended March 31
                                                            1995      1994
                                                        ________  ________
                                                           (in thousands)
           Operating activities:
           Net income                                   $ 3,941   $ 2,178
                                                        ________  ________
           Depreciation and amortization                  2,141     1,344
           Deferred Income Taxes                            246       200
           Changes in assets and liabilities:
             Receivables                                 (2,999)   (1,984)
             Inventories                                 (1,040)     (269)
             Other current assets                        (1,015)   (1,192)
             Accounts payable and accrued liabilities     1,961    (4,218)
             Taxes on income                              1,354       910
           Other, net                                        29         -
                                                        ________  ________
                                                            677    (5,209)
                                                        ________  ________
             Net cash provided by (used in) operating
              activities                                  4,618    (3,031)
                                                        ________  ________
           Investing activities:
           Purchase of property, plant and equipment     (1,633)   (2,391)
           Other                                            (63)     (123)
                                                        ________  ________
             Net cash used in investing activities       (1,696)   (2,514)
                                                        ________  ________
           Financing activities:
           Increase (decrease) of short-term debt          (371)      243
           Additions of long-term debt                    1,200     6,700
           Reductions of long-term debt                  (2,700)     (906)
           Exercise of stock options/stock purchase
            plan                                            266       119
                                                        ________  ________
             Net cash provided by (used in) financing
              activities                                 (1,605)    6,156
                                                        ________  ________
           Other activities:
           Effect of exchange rate on cash                    7       (15)
                                                        ________  ________
             Increase in cash                             1,324       596
             Cash, at beginning of year                   3,136       737
                                                        ________  ________
             Cash at end of period                      $ 4,460   $ 1,333
                                                        ________  ________

                    See Notes to Consolidated Financial Statements

                                                            FORM 10-Q
                                                            MARCH 31, 1995
                                                            PAGE 7.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (dollars in thousands)

          NOTE 1:  GENERAL:

          The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles, and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Other than Balance Sheet amounts as of December 31, 1994, all amounts contained herein are unaudited.

          RECLASSIFICATIONS:

          Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

          NOTE 2:  BUSINESS ACQUISITION:

          On May 2, 1994, the Company acquired, through its wholly owned subsidiaries, ownership of the corporate capital of the Italian companies Collitex, S.r.l., Astria, S.r.l. and T.I.E., S.r.l. (the Collitex Group). The total purchase price, net of cash acquired, was approximately $12.6 million, which includes the issuance of 125,000 shares of the Company's common stock valued at $11.20 per share (share amounts adjusted for subsequent stock split) and $619 due in April 1997. In addition, up to $1.5 million of additional consideration may be paid in April 1997, if the average earnings of the Collitex Group in the 1994-96 period exceeds a stipulated base level. Such payments by the Company, if any, would represent additional purchase price and, accordingly, would increase goodwill.

          On October 10, 1994, the Company acquired, through its wholly owned subsidiaries, Orvafin S.r.l. and its affiliates (Orvac), an Italian company. The total purchase price, net of cash acquired, was $6.1 million, which includes the issuance of 125,000 shares of the Company's common stock, valued at $10.875 per share, and $606 due in October 1995.

          The acquisitions of the Collitex Group and Orvac are being accounted for as purchases with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired is recorded as goodwill. Liabilities assumed include deferred income taxes related to differences between the basis of assets and liabilities (principally property, plant and equipment) for tax and financial reporting purposes and to certain government grants previously received by the Collitex Group and Orvac which would be subject to Italian tax if distributed. The purchase price allocation related to certain accruals and reserves is not complete and immaterial adjustments to goodwill may be necessary.

                                                       FORM 10-Q
                                                       MARCH 31, 1995
                                                       PAGE 8.


          The following unaudited proforma results of operations assumes the acquisitions occurred at the beginning of 1994. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which may result in the future.

                                             (unaudited)
                                             Three Months
                                            Ended March 31
                                                 1994
                                            ______________
           Sales                                  $40,418
                                                  _______
           Net income                             $ 2,686
                                                  _______
           Earnings per share                       $0.15
                                                  _______

          NOTE 3:  INVENTORIES:

          The components of inventories are set forth below:

                                           March 31, 1995    Dec. 31, 1994
                                           ______________    _____________
           Raw materials                          $14,163          $13,484
           Work-in-Process                          3,582            3,267
           Finished goods                          10,340           10,294
                                                  _______          _______
                                                  $28,085          $27,045
                                                  _______          _______

                                                       FORM 10-Q
                                                       MARCH 31, 1995
                                                       PAGE 9.

          NOTE 4:  LONG-TERM DEBT:

          An analysis of long-term debt is set forth below:

                                           March 31, 1995    Dec. 31, 1994
                                           ______________    _____________
           Unsecured revolving bank
            facility                              $ 9,800          $11,100
           Secured and unsecured loans on
            foreign property, plant and
            machinery                               2,599            2,795
           Secured loans on foreign real
            estate, plant and machinery               305              320
           Mortgage loans on land and
           buildings                                  212              222
                                                  _______          _______
                                                   12,916           14,437
           Less current maturities                    620              641
                                                  _______          _______
                                                  $12,296          $13,796
                                                  _______          _______

          NOTE 5:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

          A summary of accounts payable and accrued liabilities is set forth below:

                                           March 31, 1995    Dec. 31, 1994
                                           ______________    _____________
           Accounts payable                       $11,690          $ 9,551
           Accrued payroll costs                    3,359            3,838
           Other accrued liabilities                5,268            4,864
                                                  _______          _______
                                                  $20,317          $18,253
                                                  _______          _______

          NOTE 6:  SUPPLEMENTAL CASH FLOW INFORMATION:

          Cash paid for interest and income taxes is set forth below:

                                                 Three Months Ended
                                           March 31, 1995   March 31, 1994
                                            ______________   ______________
           Interest                                  $363              $53
           Income Taxes                              $111              $51

                                                       FORM 10-Q
                                                       MARCH 31, 1995
                                                       PAGE 10.

          PAXAR CORPORATION AND SUBSIDIARIES

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Operating Results:

          The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                                           Three Months
                                                          Ended March 31
                                                          ______________
                                                         1995        1994
                                                         ____        ____
           Sales                                        100.0%      100.0%
           Cost of Sales                                 63.4        65.0
                                                        _____       _____
             Gross Profit                                36.6        35.0
           Selling, general and administrative
            expenses                                     24.5        25.5
                                                        _____       _____
             Operating income                            12.1         9.5
           Interest expense, net                          0.8         0.2
                                                        _____       _____
             Income before taxes                         11.3         9.3
           Taxes on income                                3.5         3.3
                                                        _____       _____
             Net income                                   7.8%        6.0%
                                                        _____       _____

          Sales were $50.5 million for the three months ended March 31, 1995 compared to $36.0 million for the three months ended March 31, 1994, an increase of 40%. Domestic sales increased from $26.8 million for the three months ended March 31, 1994 to $33.4 million for the comparable period in 1995. Foreign-based and export sales increased from $9.1 million for the three months ended March 31, 1994 to $17.2 million for the comparable period in 1995. Acquisitions made in 1994 subsequent to March 31, 1994 contributed $5.3 million or 15% to the increase in sales. Exclusive of the acquisitions the Company's apparel identification business grew 37%, its labeling systems business grew 9% and its electronic systems and bar code products business grew 28% in the three months ended March 31, 1995 as compared with the three months ended March 31, 1994.

          The gross profit was $18.5 million in the three months ended
          March 31, 1995 compared to $12.6 million in the comparable period of 1994, an increase of 47%. The gross profit margin was 36.6% for the current period compared to 35.0% for the three months ended March 31, 1994. The improvement is primarily due to higher utilization rates at the Company's manufacturing facilities.

                                                       FORM 10-Q
                                                       MARCH 31, 1995
                                                       PAGE 11.

          Selling, general and administrative expenses were $12.4 million for the three months ended March 31, 1995 compared to $9.2 million for the comparable period of 1994, an increase of 35%. As a percentage of sales, selling, general and administrative expenses were 24.5 for the three months ended March 31, 1995 compared to 25.5% for the comparable period in 1994.

          Operating income was $6.1 million or 12.1% of sales for the three months ended March 31, 1995 compared to $3.4 million or 9.5% of sales for the three months ended March 31, 1994.

          Interest expense, net was $402,000 for the three months ended March 31, 1995 compared to $48,000 for March 31, 1994. The increase is attributable to higher levels of bank borrowings arising from the acquisitions in May and October, 1994.

          Income before taxes was $5.7 million (11.3% of sales) for the three months ended March 31, 1995 as compared with $3.4 million (9.3% of sales) for the three months ended March 31, 1994. The increase in pretax profit for the three months ended March 31, 1995 compared to March 31, 1994 is summarized as follows:

                                                   (in millions)
           Amount due to sales increase and
            increased selling, general and
            administrative expenses                     $2.1

           Amount due to increase in gross margin        0.6

           Amount due to increased interest costs       (0.3)
                                                        _____
             Total                                      $2.4
                                                        _____

          The effective income tax rate was 31% for the three months ended March 31, 1995 compared to 35% for the three months ended March 31, 1994. The overall effective tax rate is impacted by many factors including different statutory rates on taxable income generated on a global basis within different taxing jurisdictions. The lower rate is mainly attributable to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 receive special tax abatement incentives.

          For the reasons discussed above, net income increased in the 1995 period to $3.9 million, or $0.22 per share from $2.2 million or $0.12 per share in the 1994 period.

                                                       FORM 10-Q
                                                       MARCH 31, 1995
                                                       PAGE 12.

          Liquidity and Capital Resources:

          The table below presents the summary of cash flow for the periods indicated:

                                                          (in millions)
                                                           Three Months
                                                          Ended March 31
                                                          ______________
                                                         1995        1994
                                                         ____        ____
           Net cash provided by (used in)
           operating activities                         $ 4.6       $(3.0)

           Net cash used in investing activities         (1.7)       (2.5)

           Net cash provided by (used in)
           financing activities                          (1.6)        6.1
                                                        ______      ______
             Total change in cash                       $ 1.3       $ 0.6
                                                        ______      ______

          Operating activities:
          Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and capital expenditures. During the first quarter of 1995, cash provided by operating activities was $4.6 million. Cash used in operating activities in the first quarter of 1994 was $3.0 million. Depreciation and amortization was $2.1 million during the first quarter of 1995 compared to $1.3 million in the first quarter of 1994.

          Investing activities:
          During the first quarter of 1995 capital expenditures were $1.6 million compared to $2.4 million during the first quarter of 1994. Other than projects for employee safety and environmental improvement, all new capital projects are carefully analyzed and are required to make a positive contribution on a net present value basis, generating an attractive internal rate of return on invested capital. The Company currently anticipates that capital expenditures for the year ended December 31, 1995 will approximate $10 million. In addition, the Company intends to continue its growth, in part by acquisitions of other complementary or related businesses and believes that further acquisitions outside the United States would be of important strategic value.

                                                            FORM 10-Q
                                                            MARCH 31, 1995
                                                            PAGE 13.

          Financing activities:
          The table below shows the components of total capital at:

                                                        (in millions)
                                                    March 31,    Dec. 31,
                                                      1995         1994
                                                    ________     _______
           Long-term debt                             $ 12.3      $ 13.8
           Shareholder's equity                         82.0        77.9
                                                      ______      ______
             Total capital                            $ 94.3      $ 91.7
                                                      ______      ______
           Long-term debt as a percent of total
            capital                                     13.0%       15.0%
                                                      ______      ______

          Long-term debt decreased to $12.3 million at March 31, 1995 from $13.8 million at December 31, 1994. At December 31, 1995, long-term debt as a percent of total capital was 13.0% compared to 15.0% at December 31, 1994.

          The Company has a revolving credit agreement allowing it to borrow up to $43 million, and it has an uncommitted line of credit in the amount of $5 million. At March 31, 1995, there was $33.2 million available under the revolving credit agreement and $3.5 million available from the line of credit. The revolving credit agreement provides for the reduction of the commitment at the rate of $1.25 million per quarter commencing on March 30, 1996. Any remaining balance outstanding will be due March 30, 1999. At March 31, 1995, the Company was in compliance with all provisions of the loan agreement.

                                                            FORM 10-Q
                                                            MARCH 31, 1995
                                                            PAGE 14.


                              PART II.  OTHER INFORMATION
                              ___________________________


          Item 6.  Exhibits and Reports on Form 8-K

          a)   Exhibit Index.  None.

          b) Reports on Form 8-K. No reports were filed on Form 8-K during the first quarter of 1995.

                                                            FORM 10-Q
                                                            MARCH 31, 1995
                                                            PAGE 15.

                         PAXAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             PAXAR CORPORATION
                                             ______________________________
                                             Registrant




                                             /s/ Jack R. Plaxe
                                             ______________________________
                                             Signature




                                             Jack R. Plaxe
                                             ______________________________
                                             Full Name of Signing Officer




                                             Vice President and
                                             Chief Financial Officer *
                                             ______________________________
                                             Title of Signing Officer




                                             May 11, 1995
                                             ______________________________
                                             Date







          *Mr. Plaxe has signed this Report in the dual capacity of duly authorized officer and Chief Financial Officer.