Form 10-Q
period 1995-06-30
PAXAR CORP
filed 1995-08-11
CIK 75681

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          (Mark One)

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended June 30, 1995

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

               105 Corporate Park Drive, White Plains, N.Y. 10604
                      (Address of principal executive offices)

                                (914) 697-6800
               (Registrant's telephone number, including area code)

                275 North Middletown Road, Pearl River, N.Y. 10965
               (Former name, former address and former fiscal year,
                          if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X     No

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          (June 30, 1995)

               Common Stock, $0.10 par value: 17,690,198 shares

                                                       FORM 10-Q
                                                       JUNE 30, 1995
                                                       PAGE 2.

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

                                                       FORM 10-Q
                                                       JUNE 30, 1995
                                                       PAGE 3.

          Item 1.  Financial Statements



                         PAXAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                        Three Months        Six Months
                                       Ended June 30      Ended June 30
                                     ________________    ________________
                                        1995    1994        1995     1994
                                     _______ _______     _______  _______
                                          (in thousands, except per
                                                share amounts)
           Sales                     $52,899 $42,462    $103,423  $78,444

           Cost of sales              33,537  26,740      65,569   50,138
                                     _______ _______    ________  _______
             Gross profit             19,362  15,722      37,854   28,306

           Selling, general and
           administrative expenses    12,626  10,199      25,004   19,385
                                     _______ _______    ________  _______
             Operating income          6,736   5,523      12,850    8,921

           Interest expense, net         349     278         751      326
                                     _______ _______    ________  _______
             Income before taxes       6,387   5,245      12,099    8,595

           Taxes on income             1,979   1,835       3,750    3,007
                                     _______ _______    ________  _______
             Net income              $ 4,408 $ 3,410     $ 8,349  $ 5,588
                                     _______ _______    ________  _______
           Weighted average shares
           outstanding                17,940  17,509      17,859   17,474
                                     _______ _______    ________  _______
           Earnings per share          $0.25   $0.19       $0.47    $0.31
                                     _______ _______    ________  _______










                    See Notes to Consolidated Financial Statements

                                                        FORM 10-Q
                                                        JUNE 30, 1995
                                                        PAGE 4.

                         PAXAR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                  June 30, 1995   Dec. 31, 1994
                                                  _____________   _____________
                                                    (unaudited)
                                                      (in thousands, except
                                                         share amounts)
      ASSETS
      Current assets:
      Cash                                             $  2,145       $  3,136
      Short-term investments                              1,589          1,365
      Receivables, less allowance for doubtful
       accounts of $714 in 1995 and $506 in 1994         32,932         28,880
      Inventories (Note 4)                               28,904         27,045
      Other current assets                                4,089          2,780
      Deferred income taxes                                 803            803
                                                       _________      _________
        Total current assets                             70,462         64,009
                                                       _________      _________
      Property, plant and equipment, at cost             77,210         73,580
        Less: Accumulated depreciation                   26,638         23,533
                                                       _________      _________
        Net property, plant and equipment                50,572         50,047
                                                       _________      _________
      Investment in Monarch (Note 3)                     15,050              -
      Goodwill, net                                      13,778         14,010
      Other assets                                          734            637
                                                       _________      _________
                                                       $150,596       $128,703
                                                       _________      _________
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
      Due to banks                                     $  3,572       $  5,344
      Current maturities of long-term debt (Note
       5)                                                   605            641
      Accounts payable and accrued liabilities
       (Note 6)                                          20,043         18,253
      Accrued taxes on income                             1,898            799
                                                       _________      _________
        Total current liabilities                        26,118         25,037
                                                       _________      _________
      Long-term debt (Note 5)                            24,930         13,796
      Deferred income taxes                              10,712         10,391
      Other, net                                          1,726          1,626
      Shareholders' equity:
        Preferred Stock, $0.01 par value,
        5,000,000 shares authorized, none issued
        and outstanding                                       -              -
        Common Stock, $0.10 par value,
        30,000,000 shares authorized, 17,690,198
        and 17,566,061 shares issued and
        outstanding, in 1995 and 1994,
        respectively                                      1,769          1,756
      Paid-in capital                                    36,167         35,432

      Retained earnings                                  50,091         41,742
      Foreign currency translation adjustments             (917)        (1,077)
                                                       _________      _________
        Total shareholders' equity                       87,110         77,853
                                                       _________      _________
                                                       $150,596       $128,703
                                                       _________      _________




                    See Notes to Consolidated Financial Statements

                                                        FORM 10-Q
                                                        JUNE 30, 1995
                                                        PAGE 5.

                         PAXAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   For the Six Months Ended June 30, 1995 and 1994
                         (in thousands, except share amounts)

                                     (Unaudited)
                                                                    Foreign
                                                                    Currency
                              Common Stock      Paid-in  Retained   Translation
                            Shares     Amount   Capital  Earnings   Adjustments
                            ______      ______  _______  ________   ___________
      Balance, December
       31, 1993            13,754,323   $1,375   $31,945   $30,493     $(1,356)
        Net income                  -        -         -     5,588           -
        Stock issued -
         acquisition          100,000       10     1,390         -           -
        Exercise of
         stock options         34,351        4       125         -           -
        Translation
         adjustments                -        -         -         -         410
                           __________   ______   _______   _______     ________
      Balance, June 30,
       1994                13,888,674   $1,389   $33,460   $36,081     $(  946)
                           __________   ______   _______   _______     ________

      Balance December
       31, 1994            17,556,061   $1,756   $35,432   $41,742     $(1,077)
        Net income                  -        -         -     8,349           -
        Exercise of
         stock options        105,204       10       355         -           -
        Employee stock
         purchase plan         28,933        3       380         -           -
        Translation
         adjustments                -        -         -         -         160
                           __________   ______   _______   _______     ________
      Balance, June 30,
       1995                17,690,198   $1,769   $36,167   $50,091     $(  917)
                           __________   ______   _______   _______     ________











                    See Notes to Consolidated Financial Statements

                                                            FORM 10-Q
                                                            JUNE 30, 1995
                                                            PAGE 6.

                         PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                             Six Months
                                                           Ended June 30
                                                            1995      1994
                                                        ________  ________
                                                           (in thousands)
           Operating activities:
           Net income                                   $ 8,349   $ 5,588
                                                        ________  ________
           Depreciation and amortization                  3,988     3,088
           Deferred Income Taxes                            321       396
           Changes in assets and liabilities:
             Receivables                                 (4,052)   (3,504)
             Inventories                                 (1,859)     (679)
             Other current assets                        (1,533)   (2,369)
             Accounts payable and accrued liabilities     1,974       775
             Taxes on income                              1,099       994
           Other, net                                       100        34
                                                        ________  ________
                                                             38    (1,265)
                                                        ________  ________
             Net cash provided by operating
              activities                                  8,387     4,323
                                                        ________  ________
           Investing activities:
           Purchase of property, plant and equipment     (4,345)   (6,560)
           Investment in Monarch                        (15,050)        -
           Acquisition, net of cash acquired                  -   (12,348)
           Other                                            (33)     (128)
                                                        ________  ________
             Net cash used in investing activities      (19,428)  (19,036)
                                                        ________  ________
           Financing activities:
           Decrease of short-term debt                   (1,808)     (564)
           Additions of long-term debt                   16,400    17,299
           Reductions of long-term debt                  (5,266)   (6,151)
           Amount due for business acquired                   -     3,232
           Stock issued for acquisition                       -     1,400
           Exercise of stock options/stock purchase
            plan                                            748       129
                                                        ________  ________
             Net cash provided by financing
              activities                                 10,074    15,345
                                                        ________  ________
           Other activities:
           Effect of exchange rate changes on cash          (24)       73
                                                        ________  ________
             (Decrease) increase in cash                   (991)      705
             Cash, at beginning of year                   3,136       737


                                                        ________  ________
             Cash at end of period                      $ 2,145   $ 1,442
                                                        ________  ________




                    See Notes to Consolidated Financial Statements

                                                            FORM 10-Q
                                                            JUNE 30, 1995
                                                            PAGE 7.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (dollars in thousands, except per share data)

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

          NOTE 2:  BUSINESS ACQUISITION:

          On May 2, 1994, the Company acquired, through its wholly owned subsidiaries, ownership of the corporate capital of the Italian companies Collitex, S.r.l., Astria, S.r.l. and T.I.E., S.r.l. ("Collitex"). The total purchase price, net of cash acquired, was approximately $12.6 million, which includes the issuance of 125,000 shares of the Company's common stock valued at $11.20 per share (share amounts adjusted for subsequent stock split) and $619 due in April 1997. In addition, up to $1.5 million of additional consideration may be paid in April 1997, if the average earnings of the Collitex Group in the 1994-96 period exceeds a stipulated base level. Such additional consideration, if any, would represent additional purchase price and, accordingly, would increase goodwill.

          On October 10, 1994, the Company acquired, through its wholly owned subsidiaries, Orvafin S.r.l. and its affiliates ("Orvac"), an Italian company. The total purchase price, net of cash acquired, was $6.1 million, which includes the issuance of 125,000 shares of the Company's common stock, valued at $10.875 per share, and $606 due in October 1995.

          The acquisitions of the Collitex Group and Orvac are being accounted for as purchases with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired is recorded as goodwill. Liabilities assumed include deferred income taxes related to differences between the basis of assets and liabilities (principally property, plant and equipment) for tax and financial reporting purposes and to certain government grants previously received by Collitex and Orvac which would be subject to Italian tax if distributed.

                                                        FORM 10-Q
                                                        JUNE 30, 1995
                                                        PAGE 8.


          The following unaudited proforma results of operations assumes the acquisitions occurred at the beginning of 1994. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which may result in the future.

                                             (unaudited)
                                              Six Months
                                            Ended June 30
                                                 1994
                                            ______________
           Sales                                  $85,609
                                                  _______
           Net income                             $ 6,453
                                                  _______
           Earnings per share                       $0.37
                                                  _______

          NOTE 3:   INVESTMENT IN MONARCH:

          On June 29, 1995, the Company invested $15.0 million in a new company, jointly formed by Paxar Corporation and Odyssey Partners L.P., which simultaneously acquired Monarch Marking Systems, Inc. and related companies ("Monarch") from Pitney Bowes, Inc. ("Pitney Bowes"). The Company's investment, which represents a 49.5% interest, will be accounted for using the equity method. The following unaudited proforma results of operations assume the investment and acquisition occurred at the beginning of 1994, and include the proforma results of the Collitex and Orvac acquisitions discussed in Note 2 above. The Monarch net income used in these proforma results is preliminary and subject to certain closing audit adjustments and the final purchase price allocation. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which may result in future.

                                          (Unaudited)
                                       Six Months Ended
                                  June 30, 1995    June 30, 1994
                                  _____________    _____________
           Sales                       $103,423         $ 85,609
                                       ________         ________
           Net income                  $  8,706         $  7,728
                                       ________         ________
           Earnings per share             $0.49            $0.44
                                       ________         ________

                                                        FORM 10-Q
                                                        JUNE 30, 1995
                                                        PAGE 9.

          NOTE 4:  INVENTORIES:

          The components of inventories are set forth below:

                                            June 30, 1995    Dec. 31, 1994
                                            _____________    _____________
           Raw materials                          $15,567          $13,484
           Work-in-Process                          3,083            3,267
           Finished goods                          10,254           10,294
                                                  _______          _______
                                                  $28,904          $27,045
                                                  _______          _______

          NOTE 5:  LONG-TERM DEBT:

          An analysis of long-term debt is set forth below:

                                            June 30, 1995    Dec. 31, 1994
                                            _____________    _____________
           Unsecured revolving bank
            facility                              $22,500          $11,100
           Secured and unsecured loans on
            foreign property, plant and
            machinery                               2,548            2,795
           Secured loans on foreign real
            estate, plant and machinery               285              320
           Mortgage loans on land and
            buildings                                 202              222
                                                  _______          _______
                                                   25,535           14,437
           Less current maturities                    605              641
                                                  _______          _______
                                                  $24,930          $13,796
                                                  _______          _______

          NOTE 6:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

          A summary of accounts payable and accrued liabilities is set forth below:

                                            June 30, 1995    Dec. 31, 1994
                                            _____________    _____________
           Accounts payable                       $10,024          $ 9,551
           Accrued payroll costs                    4,479            3,838
           Other accrued liabilities                5,540            4,864
                                                  _______          _______
                                                  $20,043          $18,253
                                                  _______          _______

                                                        FORM 10-Q
                                                        JUNE 30, 1995
                                                        PAGE 10.


          NOTE 7:  SUPPLEMENTAL CASH FLOW INFORMATION:

          Cash paid for interest and income taxes is set forth below:

                                                  Six Months Ended
                                            June 30, 1995    June 30, 1994
                                            _____________    _____________
           Interest                                $  688           $  202
           Income Taxes                            $1,779           $1,367

          Cash paid for business acquisition and the fair value of assets acquired and liabilities assumed is set forth below:

                                           June 30, 1994
                                           _____________
            Fair value of assets acquired,
            including $8,416 Goodwill            $20,838
           Liabilities assumed                    (8,490)
                                                 _______
           Cash paid for business
           acquisition, subject to final
           adjustment                            $12,348
                                                 _______

                                                        FORM 10-Q
                                                        JUNE 30, 1995
                                                        PAGE 11.

          PAXAR CORPORATION AND SUBSIDIARIES

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Operating Results:

          The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                        Three Months        Six Months
                                        Ended June 30      Ended June 30
                                        _____________      _____________
                                         1995      1994     1995     1994
                                         ____      ____     ____     ____
           Sales                        100.0%    100.0%   100.0%   100.0%
           Cost of Sales                 63.4      63.0     63.4     63.9
                                        _____     _____    _____    _____
             Gross Profit                36.6      37.0     36.6     36.1
           Selling, general and
           administrative
           expenses                      23.9      24.0     24.2     24.7
                                        _____     _____    _____    _____
             Operating income            12.7      13.0     12.4     11.4
           Interest expense, net          0.6       0.6      0.7      0.4
                                        _____     _____    _____    _____
             Income before taxes         12.1      12.4     11.7     11.0
           Taxes on income                3.8       4.4      3.6      3.9
                                        _____     _____    _____    _____
             Net income                   8.3%      8.0%     8.1%     7.1%
                                        _____     _____    _____    _____

          Second Quarter 1995 compared to 1994:
          ____________________________________
          Sales increased to $52.9 million or 25% for the three months ended June 30, 1995 compared to $42.4 million for the three months ended June 30, 1994. Domestic sales increased from $30.1 million for the three months ended June 30, 1994 to $34.8 million for the comparable period in 1995. Foreign-based and export sales increased from $12.3 million or 29% for the three months ended June 30, 1994 to $18.1 million or 34% for the comparable period in 1995. Acquisitions made in 1994 contributed $5.2 million in 1995 and $2.0 million in 1994. Exclusive of the acquisitions the Company's apparel identification business grew 18%, its labeling systems business grew 18% and its electronic systems and bar code products business grew 17% in the three months ended June 30, 1995 as compared with the three months ended June 30, 1994.

          The gross profit increased to $19.4 million in the three months ended June 30, 1995 compared to $15.7 million in the comparable period of 1994, an increase of 23%. The gross profit margin was 36.6% for the current period compared to 37.0% for the three months ended June 30, 1994.

                                                        FORM 10-Q
                                                        JUNE 30, 1995
                                                        PAGE 12.

          Selling, general and administrative expenses increased to $12.6 million for the three months ended June 30, 1995 compared to $10.2 million for the comparable period of 1994, an increase of 24%. As a percent of sales, selling, general and administrative expenses declined slightly to 23.9% for the three months ended June 30, 1995 compared to 24.0% for the comparable period in 1994.

          Operating income increased to $6.7 million (12.7% of sales) for the three months ended June 30, 1995 compared to $5.5 million (13.0% of sales) for the three months ended June 30, 1994.

          Interest expense, net increased to $349,000 for the three months ended June 30, 1995 compared to $278,000 for June 30, 1994. The increase is attributable to higher levels of bank borrowings arising from the acquisitions in May and October, 1994.

          Income before taxes increased to $6.4 million (12.1% of sales) for the three months ended June 30, 1995 as compared with $5.2 million (12.4% of sales) for the three months ended June 30, 1994.

          The effective income tax rate was 31% for the three months ended June 30, 1995 compared to 35% for the three months ended June 30, 1994. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The lower rate is mainly attributable to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 receive special tax abatement incentives which expire from 1995 through 1999.

          Net income increased in the 1995 period to $4.4 million ($0.25 per share) from $3.4 million ($0.19 per share) in the 1994 period, an increase of 29%.

          Six Months 1995 Compared to 1994:
          ________________________________
          Sales increased to $103.4 million for the six months ended June 30 1995 compared to $78.4 million for the six months ended June 30, 1994, an increase of 32%. Domestic sales increased from $57.0 million for the six months ended June 30, 1994 to $68.1 million for the comparable period in 1995. Foreign-based and export sales increased from $21.4 million (27% of sales) for the six months ended June 30, 1994 to $35.3 million (34% of sales) for the comparable period in 1995. Acquisitions made in 1994 contributed $10.5 million in 1995 and $2 million in 1994. Exclusive of the acquisitions, the Company's apparel identification business grew 24%, its labeling systems business grew 19% and its electronic systems and bar code products business grew 20% in the six months ended June 30, 1995, as compared with the six months ended June 30, 1994.

          The gross profit increased to $37.9 million in the six months

                                                        FORM 10-Q
                                                        JUNE 30, 1995
                                                        PAGE 13.

          ended June 30, 1995 compared to $28.3 million in the comparable period of 1994, an increase of 34%. The gross profit margin increased to 36.6% in the current period compared to 36.1% for the six months ended June 30, 1994.

          Selling, general and administrative expenses increased to $25.0 million for the six months ended June 30, 1995 compared to $19.4 million for the comparable period of 1994, an increase of 29%.
          As a percentage of sales, selling, general and administrative expenses declined to 24.2% for the six months ended June 30, 1995 compared to 24.7% for the comparable period in 1994.

          Operating income increased to $12.9 million (12.4% of sales) for the six months ended June 30, 1995 compared to $8.9 million (11.4% of sales) for the six months ended June 30, 1994.

          Interest expense, net increased to $751,000 for the six months ended June 30, 1995 compared to $326,000 for June 30, 1994. The increase is attributable to higher levels of bank borrowings arising from the acquisitions in May and October 1994.

          Income before taxes increased to $12.1 million (11.7% of sales) for the six months ended June 30, 1995 as compared with $8.6 million (11.0% of sales) for the six months ended June 30, 1994. The increase in pretax profit for the six months ended June 30, 1995 compared to June 30, 1994 is summarized as follows:

                                                   (in millions)
           Amount due to sales increase less
             increased selling, general and
             administrative expenses                    $3.5

           Amount due to increase in gross
            margin                                       0.4

           Amount due to increased interest
            costs                                       (0.4)
                                                        _____
             Total                                      $3.5
                                                        _____

          The effective income tax rate was 31% for the six months ended June 30, 1995 compared to 35% for the six months ended June 30, 1994. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The lower rate is mainly attributable to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 received special tax abatement incentives which expire from 1995 through 1999.

          Net income increased in the 1995 period to $8.3 million ($0.47 per share) from $5.6 million ($0.31 per share) in the 1994 period, an increase of 49%.

                                                        FORM 10-Q
                                                        JUNE 30, 1995
                                                        PAGE 14.

          Liquidity and Capital Resources:

          The table below presents the summary of cash flow for the periods indicated:

                                                          (in millions)
                                                            Six Months
                                                          Ended June 30
                                                          ______________
                                                         1995        1994
                                                         ____        ____
           Net cash provided by operating
           activities                                  $  8.4      $  4.3

           Net cash used in investing activities        (19.4)      (19.0)

           Net cash provided by financing
           activities                                    10.0        15.4
                                                       _______     _______
             Total change in cash                      $ (1.0)     $  0.7
                                                       _______     _______

          Operating activities:
          Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and capital expenditures. Cash provided by operating activities as of June 30, 1995 was $8.4 million compared to $4.3 million in the six months ended June 30, 1994. Depreciation and amortization was $4.0 million during the first six months of 1995 compared to $3.1 million in the comparable period of 1994.

          Investing activities:
          During the six months ended June 30, 1995, capital expenditures were $4.3 million compared to $6.6 million during the six months ended June 30, 1994. The Company anticipates that capital expenditures for the year ending December 31, 1995 will approximate $11.5 million.

          The Company invested $15.0 million on June 29, 1995 in a new company jointly formed by Paxar Corporation and Odyssey Partners L.P., which acquired Monarch Marking Systems, Inc. from Pitney Bowes (see Note 3). On May 2, 1994, the Company acquired Collitex, S.r.l. and Astria S.r.l. (the Collitex Group) for a total purchase price of approximately $12.4 million (see Note 2). The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses, and believes that further acquisitions outside the United States would be of important strategic value.

                                                            FORM 10-Q
                                                            JUNE 30, 1995
                                                            PAGE 15.

          Financing activities:
          The table below shows the components of total capital at:

                                                        (in millions)
                                                     June 30,    Dec. 31,
                                                      1995         1994
                                                     _______     _______
           Long-term debt                             $ 24.9      $ 13.8
           Shareholder's equity                         87.1        77.9
                                                      ______      ______
             Total capital                            $112.0      $ 91.7
                                                      ______      ______
           Long-term debt as a percent of total
            capital                                     22.2%       15.0%
                                                      ______      ______

          Long-term debt increased to $24.9 million at June 30, 1995 from $13.8 million at December 31, 1994. The increase was required to fund investing activities described above. At June 30, 1995, long-term debt as a percent of total capital was 22.2% compared to 15.0% at December 31, 1994.

          The Company has a revolving credit agreement allowing it to borrow up to $43 million. At June 30, 1995, there was $20.5 million available under the revolving credit agreement. The revolving credit agreement provides for the reduction of the commitment at the rate of $1.25 million per quarter commencing on March 30, 1996. Any remaining balance outstanding will be due
          March 30, 1999. At June 30, 1995, the Company was in compliance with all provisions of the loan agreement.



                                                            FORM 10-Q
                                                            JUNE 30, 1995
                                                            PAGE 16.


                              PART II.  OTHER INFORMATION
                              ___________________________


          Item 4.  Submission of Matters to a Vote of Security Holders

          On April 25, 1995 the Company held an Annual Meeting of
          Shareholders to elect four Directors, each to serve for a term of two years and until their successors are fully elected and qualified, and to ratify the appointment of Arthur Andersen LLP, as the Company's independent public accountants for the year ended December 31, 1995. The nominees for election to the Board of Directors received the following votes cast:

                               For Election   Withholding    Abstentions
                                               Authority      and Broker
                                                              Non-Votes
                               ____________   __________     ___________

           Victor Hershaft      15,088,755      214,945           -

           Jack Becker          14,939,265      364,435           -

           Robert Laidlaw       15,140,135      163,565           -

           David E. McKinney    15,147,135      156,565           -

          15,123,614 shares were voted in favor of the ratification of the appointment of Arthur Andersen LLP, 8,447 shares were voted against such ratification, and there were 171,638 abstentions and broker non-votes on such matter.


          Item 6.  Exhibits and Reports on Form 8-K

          a)   Exhibit Index.  None.

          b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K, dated June 6, 1995 to report that it had entered into an agreement with Odyssey Partners L.P. to jointly acquire Monarch Marking Systems, Inc. and certain related companies from Pitney Bowes, Inc.



                                                            FORM 10-Q
                                                            JUNE 30, 1995
                                                            PAGE 17.

                         PAXAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


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




                                             PAXAR CORPORATION
                                             ______________________________
                                             Registrant




                                             /s/ Jack R. Plaxe
                                             ______________________________
                                             Signature




                                             Jack R. Plaxe
                                             ______________________________
                                             Full Name of Signing Officer




                                             Vice President and
                                             Chief Financial Officer *
                                             ______________________________
                                             Title of Signing Officer




                                             August 11, 1995
                                             ______________________________
                                             Date







          *Mr. Plaxe has signed this Report in the dual capacity of duly authorized officer and Chief Financial Officer.

