Form 10-Q
period 1995-09-30
PAXAR CORP
filed 1995-11-14
CIK 75681

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          (Mark One)

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1995

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

                                   Yes X     No

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (September 30, 1995)

               Common Stock, $0.10 par value: 22,144,432 shares

                                                       FORM 10-Q
                                                       SEPTEMBER 30, 1995
                                                       PAGE 2.

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

                                                       FORM 10-Q
                                                       SEPTEMBER 30, 1995
                                                       PAGE 3.

          Item 1.  Financial Statements



                         PAXAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                   Three Months Ended   Nine Months Ended
                                       September 30        September 30
                                   __________________   _________________
                                        1995    1994         1995    1994
                                    ________ _______     ________ _______
                                         (in thousands, except per
                                               share amounts)
           Sales                    $49,307  $41,006    $152,730 $119,450

           Cost of sales             31,333   26,880      96,902   77,018
                                    ________ _______    _________ _______
             Gross profit            17,974   14,126      55,828   42,432

           Selling, general and
           administrative
           expenses                  12,425    9,969      37,429   29,354
                                    ________ _______    _________ _______
             Operating income         5,549    4,157      18,399   13,078

           Equity in net income
           of affiliate                 198        -         198        -

           Interest expense, net       (551)    (323)     (1,302)    (649)
                                    ________ _______    _________ _______
             Income before taxes      5,196    3,834      17,295   12,429

           Taxes on income            1,565    1,095       5,315    4,102
                                    ________ _______    _________ _______
             Net income              $3,631  $ 2,739     $11,980  $ 8,327
                                    ________ _______    _________ _______
           Weighted average
           shares outstanding        22,534   21,954      22,399   21,884
                                    ________ _______    _________ _______
           Earnings per share         $0.16    $0.13       $0.53    $0.38
                                    ________ _______    _________ _______





               See Notes to Consolidated Financial Statements

                                                        FORM 10-Q
                                                        SEPTEMBER 30, 1995
                                                        PAGE 4.

                         PAXAR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                  Sept. 30, 1995  Dec. 31, 1994
                                                  ______________  _____________
                                                    (unaudited)
                                                      (in thousands, except
                                                          share amounts)
      ASSETS
      Current assets:
      Cash                                              $  2,722      $  3,136
      Short-term investments                               3,046         1,365
      Receivables, net of allowance for doubtful
       accounts of $779 in 1995 and $506 in               31,741        28,880
       1994
      Inventories (Note 4)                                30,273        27,045
      Other current assets                                 4,053         2,780
      Deferred income taxes                                  803           803
                                                        _________     _________
        Total current assets                              72,638        64,009
                                                        _________     _________
      Property, plant and equipment, at cost              81,564        73,580
        Less: Accumulated depreciation                    28,285        23,533
                                                        _________     _________
        Net property, plant and equipment                 53,279        50,047
                                                        _________     _________
      Investment in affiliate (Note 3)                    15,248             -
      Goodwill, net of amortization                       13,625        14,010
      Other assets                                           658           637
                                                        _________     _________
                                                        $155,448      $128,703
                                                        _________     _________
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
      Due to banks                                       $ 4,493      $  5,344
      Current maturities of long-term debt (Note
       5)                                                    593           641
      Accounts payable and accrued liabilities
       (Note 6)                                           20,868        18,253
      Accrued taxes on income                              2,776           799
                                                        _________     _________
        Total current liabilities                         28,730        25,037
                                                        _________     _________
      Long-term debt (Note 5)                             23,066        13,796
      Deferred income taxes                               10,735        10,391
      Other, net                                           1,771         1,626
      Shareholders' equity:
        Preferred Stock, $0.01 par value,
        5,000,000 shares authorized, none issued
        and outstanding                                        -             -
        Common Stock, $0.10 par value,
        30,000,000 shares authorized, 22,144,432
        and 17,566,061 shares issued and
        outstanding, in 1995 and 1994,
        respectively                                       2,214         1,756


      Paid-in capital                                     36,434        35,432
                                                          53,273        41,742
      Retained earnings
      Foreign currency translation adjustments              (775)       (1,077)
                                                        _________     _________
        Total shareholders' equity                        91,146        77,853
                                                        _________     _________
                                                        $155,448      $128,703
                                                        _________     _________





                    See Notes to Consolidated Financial Statements

                                                        FORM 10-Q
                                                        SEPTEMBER 30, 1995
                                                        PAGE 5.

                         PAXAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 For the Nine Months Ended September 30, 1995 and 1994
                         (in thousands, except share amounts)

                                     (Unaudited)

                                                                    Foreign
                                                                    Currency
                              Common Stock      Paid-in  Retained   Translation
                            Shares     Amount   Capital  Earnings   Adjustments
                            ______      ______  _______  ________   ___________

      Balance, December
       31, 1993             13,754,323  $1,375   $31,945  $30,493      $(1,356)
        Net income                   -       -         -    8,327            -
        Stock split          3,473,958     347         -     (351)           -
        Tax benefit from
         exercise of
         stock options               -       -       207        -            -
        Stock issued -
         acquisition           100,000      10     1,390        -            -
        Exercise of
         stock options          35,160       4       128        -            -
        Employee Stock
         Purchase Plan          11,693       1       146        -            -
        Translation
         adjustments                 -       -         -        -          530
                            __________  ______   _______   _______     ________
      Balance, September
       30, 1994             17,375,134  $1,737   $33,816  $38,469      $  (826)
                            __________  ______   _______   _______     ________

      Balance December
       31, 1994             17,556,061  $1,756   $35,432  $41,742      $(1,077)
        Net income                   -       -         -   11,980            -
        Stock split          4,427,860     443         -     (449)           -
        Exercise of
         stock options         122,094      12       460        -            -

        Employee stock
         purchase plan          38,417       3       542        -            -

        Translation
         adjustments                 -       -         -        -          302
                            __________  ______   _______  ________     ________
      Balance, September
       30, 1995             22,144,432  $2,214   $36,434   $53,273     $  (775)

                            __________  ______   _______   _______     ________


                     See Notes to Consolidated Financial Statements

                                                        FORM 10-Q
                                                        SEPTEMBER 30, 1995
                                                        PAGE 6.

                         PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            Nine Months
                                                        Ended September 30
                                                            1995      1994
                                                        ________  ________
                                                           (in thousands)

           Operating activities:
           Net income                                   $11,980   $ 8,327
                                                        ________  ________
           Depreciation and amortization                  6,053     4,930
           Deferred Income Taxes                            344       268
           Changes in assets and liabilities:
             Receivables                                 (2,861)   (2,590)
             Inventories                                 (3,228)   (3,413)
             Other current assets                        (2,954)   (2,744)
             Accounts payable and accrued liabilities     2,922     1,728
             Taxes on income                              1,977     1,079
           Other, net                                       145        51
                                                        ________  ________
                                                          2,398      (691)
                                                        ________  ________
             Net cash provided by operating
              activities                                 14,378     7,636
                                                        ________  ________
           Investing activities:
           Purchase of property, plant and equipment     (9,186)   (8,449)
           Investment in affiliate                      (15,248)        -
           Acquisition, net of cash acquired                  -   (12,348)
           Other                                            265        82
                                                        ________  ________
             Net cash used in investing activities      (24,169)  (20,715)
                                                        ________  ________
           Financing activities:
           Decrease of short-term debt                     (899)     (857)
           Additions of long-term debt                   17,400    20,369
           Reductions of long-term debt                  (8,130)  (11,014)
           Amount due for business acquired                   -     3,309
           Stock issued for acquisition                       -     1,400
           Exercise of stock options/stock purchase
            plan                                          1,017       486
           Cash paid in lieu of fractional shares            (6)       (4)
                                                        ________  ________
             Net cash provided by financing
              activities                                  9,382    13,689
                                                        ________  ________
           Other activities:
           Effect of exchange rate changes on cash           (5)      (29)
                                                        ________  ________
             (Decrease) increase in cash                   (414)      581


             Cash, at beginning of year                   3,136       737
                                                        ________  ________
             Cash at end of period                      $ 2,722   $ 1,318
                                                        ________  ________





                    See Notes to Consolidated Financial Statements

                                                        FORM 10-Q
                                                        SEPTEMBER 30,1995
                                                        PAGE 7.

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

          NOTE 2:  BUSINESS ACQUISITION:

          On May 2, 1994, the Company acquired, through its wholly owned subsidiaries, ownership of the corporate capital of the Italian companies Collitex, S.r.l., Astria, S.r.l. and T.I.E., S.r.l. ("Collitex"). The total purchase price, net of cash acquired, was approximately $12.6 million, which includes the issuance of 156,250 shares of the Company's common stock valued at $8.96 per share (share amounts adjusted for subsequent stock split) and $619 due in April 1997. In addition, up to $1.5 million of additional consideration may be paid in April 1997, if the average earnings of the Collitex Group in the 1994-96 period exceeds a stipulated base level. Such additional consideration, if any, would represent additional purchase price and, accordingly, would increase goodwill.

          On October 10, 1994, the Company acquired, through its wholly owned subsidiaries, Orvafin S.r.l. and its affiliates ("Orvac"), an Italian company. The total purchase price, net of cash acquired, was $6.1 million, which includes the issuance of 156,250 shares (share amounts adjusted for subsequent stock split) of the Company's common stock, valued at $8.70 per share, and $606 due in October 1995.

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

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1995
                                                  PAGE 8.


          The following unaudited proforma results of operations assumes the acquisitions occurred at the beginning of 1994. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which may result in the future.

                                           (unaudited)
                                           Nine Months
                                        Ended September 30
                                              1994
                                        __________________

           Sales                                 $128,480
                                                 ________
           Net income                             $ 9,479
                                                 ________
           Earnings per share                       $0.43
                                                    _____


          NOTE 3:   INVESTMENT IN AFFILIATE:

          On June 29, 1995, the Company invested $15.0 million in a new company, jointly formed by Paxar Corporation and Odyssey Partners L.P., which simultaneously acquired Monarch Marking Systems, Inc. and related companies ("Monarch") from Pitney Bowes, Inc. ("Pitney Bowes"). The Company's investment, which represents a 49.5% interest, will be accounted for using the equity method. The following unaudited proforma results of operations assume the investment and acquisition occurred at the beginning of 1994, and include the proforma results of the Collitex and Orvac acquisitions discussed in Note 2 above. The Monarch net income used in these proforma results is preliminary and subject to the final purchase price allocation. In the 1995 period, Monarch s results include $6.1 million of non-recurring charges for adjustments to operating items and accordingly, the proforma results shown below reflect the Company s share of these charges. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which may result in future.

                                          (Unaudited)
                                       Nine Months Ended
                                  Sept. 30, 1995  Sept. 30, 1994
                                  ______________  ______________

           Sales                        $152,730        $128,480
                                        ________        ________
           Net income                   $ 10,721        $ 10,499
                                        ________        ________
           Earnings per share              $0.48           $0.48
                                        ________        ________

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1995
                                                  PAGE 9.

          NOTE 4:  INVENTORIES:

          The components of inventories are set forth below:

                                           Sept. 30, 1995    Dec. 31, 1994
                                           ______________    _____________
           Raw materials                          $16,331          $13,484
           Work-in-Process                          2,802            3,267
           Finished goods                          11,140           10,294
                                                  _______          _______
                                                  $30,273          $27,045
                                                  _______          _______


          NOTE 5:  LONG-TERM DEBT:

          An analysis of long-term debt is set forth below:

                                           Sept. 30, 1995    Dec. 31, 1994
                                           ______________    _____________
           Unsecured revolving bank
            facility                              $20,700          $11,100
           Secured and unsecured loans on
            foreign property, plant and
            machinery                               2,476            2,795
           Secured loans on foreign real
            estate, plant and machinery               289              320
           Mortgage loans on land and
            buildings                                 194              222
                                                  _______          _______
                                                   23,659           14,437
           Less current maturities                    593              641
                                                  _______          _______
                                                  $23,066          $13,796
                                                  _______          _______


          NOTE 6:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

          A summary of accounts payable and accrued liabilities is set forth below:

                                           Sept. 30, 1995    Dec. 31, 1994
                                           ______________    _____________
           Accounts payable                       $10,486          $ 9,551
           Accrued payroll costs                    5,043            3,838
           Other accrued liabilities                5,339            4,864
                                                  _______          _______
                                                  $20,868          $18,253
                                                  _______          _______

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1995
                                                  PAGE 10.


          NOTE 7:  SUPPLEMENTAL CASH FLOW INFORMATION:

          Cash paid for interest and income taxes is set forth below:

                                                 Nine Months Ended
                                           Sept. 30, 1995   Sept. 30, 1994
                                           ______________   ______________
           Interest                                $1,100             $501
           Income Taxes                            $3,201           $2,039

          Cash paid for business acquisition and the fair value of assets acquired and liabilities assumed is set forth below:

                                          Sept. 30, 1994
                                          ______________
           Fair value of assets
           acquired,including $8,416
           Goodwill                             $20,838
           Liabilities assumed                   (8,490)
                                                ________
           Cash paid for business
           acquisition, subject to
           final  adjustment                    $12,348
                                                ________

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1995
                                                  PAGE 11.

          PAXAR CORPORATION AND SUBSIDIARIES

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          OPERATING RESULTS:

          The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                         Three Months       Nine Months
                                        Ended Sept. 30     Ended Sept. 30
                                        ______________     ______________
                                         1995      1994     1995     1994
                                         ____      ____     ____     ____
           Sales                        100.0%    100.0%   100.0%   100.0%
           Cost of Sales                 63.5      65.6     63.4     64.5
                                        _____     _____    _____    _____
             Gross Profit                36.5      34.4     36.6     35.5
           Selling, general and
           administrative
           expenses                      25.2      24.3     24.5     24.6
                                        _____     _____    _____    _____
             Operating income            11.3      10.1     12.1     10.9
           Equity in net income of
           affiliate                     (0.4)        -     (0.1)       -
           Interest expense, net          1.2       0.8      0.9      0.5
                                        _____     _____    _____    _____
             Income before taxes         10.5       9.3     11.3     10.4
           Taxes on income                3.1       2.7      3.5      3.4
                                        _____     _____    _____    _____
             Net income                   7.4%      6.6%     7.8%     7.0%
                                        _____     _____    _____    _____

          Third Quarter 1995 compared to 1994:
          ___________________________________
          Sales increased to $49.3 million or 20% for the three months ended September 30, 1995 compared to $41.0 million for the three months ended September 30, 1994. Domestic sales increased from $29.4 million for the three months ended September 30, 1994 to $32.2 million for the comparable period in 1995. Foreign-based and export sales increased from $11.6 million (28% of total sales) for the three months ended September 30, 1994 to $17.1 million (35% of total sales) for the comparable period in 1995. Acquisitions made in 1994 contributed $4.1 million in 1995 and $2.3 million in 1994. The Company's apparel identification products business grew 14% and its systems business grew 27% in the three months ended September 30, 1995 as compared with the three months ended September 30, 1994.

          The gross profit increased to $18.0 million in the three months ended September 30, 1995 compared to $14.1 million in the comparable period of 1994, an increase of 27%. The gross profit margin was 36.5% for the current period compared to 34.4% for the three months ended September 30, 1994.

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1995
                                                  PAGE 12.

          Selling, general and administrative expenses increased to $12.4 million for the three months ended September 30, 1995 compared to $10.0 million for the comparable period of 1994, an increase of 25%. As a percent of sales, selling, general and administrative expenses increased to 25.2% for the three months ended September 30, 1995 compared to 24.3% for the comparable period in 1994.

          Operating income increased to $5.5 million (11.3% of sales) for the three months ended September 30, 1995 compared to $4.2 million (10.1% of sales) for the three months ended September 30, 1994.

          Equity in net income of affiliate was $198,000 for the three months ended September 30, 1995 (see Note 3).

          Interest expense, net increased to $551,000 for the three months ended September 30, 1995 compared to $323,000 for September 30, 1994. The increase is attributable to higher levels of bank borrowings arising from the $15.0 million investment in affiliate, on June 29, 1995.

          Income before taxes increased to $5.2 million (10.5% of sales) for the three months ended September 30, 1995 as compared with $3.8 million (9.3% of sales) for the three months ended September 30, 1994.

          The effective income tax rate was 30% for the three months ended September 30, 1995 compared to 29% for the three months ended September 30, 1994. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The lower rate is mainly attributable to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 receive special tax abatement incentives which expire from 1995 through 1999.

          Net income increased in the 1995 period to $3.6 million ($0.16 per share) from $2.7 million ($0.13 per share) in the 1994 period, an increase of 33%.

          Nine Months 1995 Compared to 1994:
          _________________________________
          Sales increased to $152.7 million for the nine months ended September 30 1995 compared to $119.5 million for the nine months ended September 30, 1994, an increase of 28%. Domestic sales increased from $86.3 million for the nine months ended September 30, 1994 to $100.3 million for the comparable period in 1995. Foreign-based and export sales increased from $33.1 million (28% of sales) for the nine months ended September 30, 1994 to $52.4 million (34% of sales) for the comparable period in 1995. Acquisitions made in 1994 contributed $14.7 million in 1995 and $4.3 million in 1994. The Company's apparel identification products business grew 28% and its systems business grew 28% in the nine months ended September 30, 1995, as compared with the nine months ended September 30, 1994.

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1995
                                                  PAGE 13.


          The gross profit increased to $55.8 million in the nine months ended September 30, 1995 compared to $42.4 million in the comparable period of 1994, an increase of 32%. The gross profit margin increased to 36.6% in the current period compared to 35.5% for the nine months ended September 30, 1994.

          Selling, general and administrative expenses increased to $37.4 million for the nine months ended September 30, 1995 compared to $29.4 million for the comparable period of 1994, an increase of 28%. As a percentage of sales, selling, general and administrative expenses declined slightly to 24.5% for the nine months ended September 30, 1995 compared to 24.6% for the comparable period in 1994.

          Operating income increased to $18.4 million (12.1% of sales) for the nine months ended September 30, 1995 compared to $13.1 million (10.9% of sales) for the nine months ended September 30, 1994.

          Equity in net income of affiliate was $198,000 for the nine months ended September 30, 1995 (see Note 3).

          Interest expense, net increased to $1,302,000 for the nine months ended September 30, 1995 compared to $649,000 for September 30, 1994. The increase is attributable to higher levels of bank borrowings arising from the acquisitions in May and October 1994 and the $15.0 million investment in affiliate on June 29, 1995.

          Income before taxes increased to $17.3 million (11.3% of sales) for the nine months ended September 30, 1995 as compared with $12.4 million (10.4% of sales) for the nine months ended September 30, 1994. The increase in pretax profit for the nine months ended September 30, 1995 compared to September 30, 1994 is summarized as follows:

                                                   (in millions)
           Amount due to sales increase less
            increased selling, general and
            administrative expenses                     $4.1

           Amount due to increase in gross
            margin                                       1.2

           Amount due to equity in net income of
            affiliate                                    0.2

           Amount due to increased interest
            costs                                       (0.7)
                                                        _____
             Total                                      $4.8
                                                        _____

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1995
                                                  PAGE 14.

          The effective income tax rate was 31% for the nine months ended September 30, 1995 compared to 33% for the nine months ended September 30, 1994. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The lower rate is mainly attributable to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 received special tax abatement incentives which expire from 1995 through 1999.

          Net income increased in the 1995 period to $12.0 million ($0.53 per share) from $8.3 million ($0.38 per share) in the 1994 period, an increase of 44%.



          LIQUIDITY AND CAPITAL RESOURCES:

          The table below presents the summary of cash flow for the periods indicated:

                                                           (in millions)
                                                            Nine Months
                                                          Ended Sept. 30
                                                          ______________
                                                         1995        1994
                                                         ____        ____
           Net cash provided by operating
           activities                                  $ 14.4      $  7.6

           Net cash used in investing activities        (24.2)      (20.7)

           Net cash provided by financing
           activities                                     9.4        13.7
                                                       _______     _______
             Total change in cash                      $( 0.4)     $  0.6
                                                       _______     _______

          Operating activities:
          ____________________
          Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and capital expenditures. Cash provided by operating activities as of September 30, 1995 was $14.4 million compared to $7.6 million in the nine months ended September 30, 1994. Depreciation and amortization was $6.1 million during the first nine months of 1995 compared to $4.9 million in the comparable period of 1994.

          Investing activities:
          ____________________
          During the nine months ended September 30, 1995, capital expenditures were $9.2 million compared to $8.5 million during the nine months ended September 30, 1994. The Company anticipates that capital expenditures for the year ending

                                                        FORM 10-Q
                                                        SEPTEMBER 30, 1995
                                                        PAGE 15.

          December 31, 1995 will approximate $13.0 million.

          The Company invested $15.0 million on June 29, 1995 in a new company jointly formed by Paxar Corporation and Odyssey Partners L.P., which acquired Monarch Marking Systems, Inc. from Pitney Bowes (see Note 3). On May 2, 1994, the Company acquired Collitex, S.r.l. and Astria S.r.l. (the Collitex Group) for a total purchase price of approximately $12.4 million (see Note 2). The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses, and believes that further acquisitions outside the United States would be of important strategic value.

          Financing activities:
          ____________________
          The table below shows the components of total capital at:

                                                        (in millions)
                                                    Sept. 30,    Dec. 31,
                                                      1995         1994
                                                    ________     _______
           Long-term debt                             $ 23.1      $ 13.8
           Shareholder's equity                         91.1        77.9
                                                      ______      ______
             Total capital                            $114.2      $ 91.7
                                                      ______      ______
           Long-term debt as a percent of total
            capital                                     20.2%       15.0%
                                                      ______      ______

          Long-term debt increased to $23.1 million at September 30, 1995 from $13.8 million at December 31, 1994. The increase was required to fund investing activities described above. At September 30, 1995, long-term debt as a percent of total capital was 20.2% compared to 15.0% at December 31, 1994.

          The Company has a revolving credit agreement allowing it to borrow up to $43 million. At September 30, 1995, there was $20.3 million available under the revolving credit agreement. The revolving credit agreement provides for the reduction of the commitment at the rate of $1.25 million per quarter commencing on March 30, 1996. Any remaining balance outstanding will be due March 30, 1999. At September 30, 1995, the Company was in compliance with all provisions of the loan agreement.

                                                        FORM 10-Q
                                                        SEPTEMBER 30, 1995
                                                        PAGE 16.


                              PART II.  OTHER INFORMATION
                              ___________________________




          Item 6.  Exhibits and Reports on Form 8-K

          a)   Exhibit Index.  None.

          b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K, dated June 29, 1995 to report that it had entered into an agreement with Odyssey Partners L.P. to jointly acquire Monarch Marking Systems, Inc. and certain related companies from Pitney Bowes, Inc. An Amendment of such report, Form 8-K, was filed on September 13, 1995.

                                                        FORM 10-Q
                                                        SEPTEMBER 30, 1995
                                                        PAGE 17.

                         PAXAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


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




                                             PAXAR CORPORATION
                                             ______________________________
                                             Registrant




                                             /s/ Jack R. Plaxe
                                             ______________________________
                                             Signature




                                             Jack R. Plaxe
                                             ______________________________
                                             Full Name of Signing Officer




                                             Vice President and
                                             Chief Financial Officer *
                                             ______________________________
                                             Title of Signing Officer




                                             November 14, 1995
                                             ______________________________
                                             Date







          *Mr. Plaxe has signed this Report in the dual capacity of duly authorized officer and Chief Financial Officer.