Form 10-K405
period 1995-12-31
PAXAR CORP
filed 1996-03-29
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended                 December 31, 1995
                          -------------------------------------------------

                                       OR

  [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to
                               ------------    ------------

Commission File Number                    0-5610
                       ---------------------------------------------

                               PAXAR Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                         13-5670050
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

105 Corporate Park Drive, White Plains, New York   10605
--------------------------------------------------------
  (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (914) 697-6800
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
Title of each class:                           on which registered:

Common Stock,                                 New York Stock Exchange, Inc.
par value $.10 per share

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            X
                           ---                ---
                           Yes                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

              / X /

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 22, 1996 was approximately $282,993,218. On such date, the closing price of the Registrant's Common Stock, as quoted on the New York Stock Exchange was $16.125.

The Registrant had 22,225,322 shares of Common Stock outstanding as of March 22, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Part III of this Annual Report on Form 10-K is herein incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Shareholders scheduled to be held in April 1996. In addition, certain exhibits to this Annual Report on Form 10-K are herein incorporated by reference from the Registrant's Annual Reports on Form 10-K for the 1980, 1985 and
1987-92 fiscal years and from the Registrant's Current Reports on Form 8-K dated March 30, 1994 and June 29, 1995.

                                     PART I

Item 1.  Description of Business

(a)      General Development of Business

         PAXAR Corporation ("PAXAR" or the "Company") is a fully integrated manufacturer and distributor of label systems, bar code systems, labels, tags and related supplies and services for apparel manufacturers and retailers. The Company's products are manufactured in North America, Europe and Asia and distributed in over 50 countries. Label systems, consisting mainly of hot-stamp printers and related supplies and services, are sold to Company customers for in-plant label printing. Bar code systems, consisting of electronic printers and related supplies, print data on labels and tags to provide accurate product, inventory and point of sale information for integration with sophisticated data systems. Labels and tags are attached to apparel by manufacturers and retailers to identify and promote their products, allow automated data collection and provide brand identification and consumer information such as size, fabric content and care instructions. Labels are attached to garments early in the manufacturing process and must withstand all production processes and remain legible through washing and dry cleaning by the end user. To a limited extent, the Company's products also include tags and labels for sheets, towels, pillow cases and other white goods.

         In May 1994, the Company acquired the corporate capital of Collitex S.r.l. ("Collitex") and the corporate capital of Astria S.r.l. ("Astria"), two related Italian companies in the woven label business. The Collitex and Astria acquisition provided the Company with European-based woven label manufacturing capability.

         In October 1994, the Company acquired the corporate capital of Orvafin S.r.l. ("Orvafin"), an Italian company engaged in the production and distribution of inks and coated fabrics for labeling systems. The Orvafin acquisition provided the Company with additional manufacturing capacity for these products as well as access to a complementary distribution network.

         In January 1996, the Company acquired all of the outstanding stock of Brian Pulfrey Limited ("Brian Pulfrey"). Brian Pulfrey is located in Nottingham, England where it manufactures printed labels and tags. In addition, Brian Pulfrey sells woven labels and operates a service bureau for quick response to its customer's needs for labels and tags with variable information. The acquisition of Brian Pulfrey is expected to enhance the Company's goal of replicating its United States capabilities as a one-stop source for apparel and textile identification products in Europe.

         Joint Venture for Monarch Marking Systems, Inc.

         On June 29, 1995, the Company invested $15 million to acquire a 49.5% interest in Monarch Marking Systems, Inc. and related companies ("Monarch") from Pitney Bowes Inc. The other purchasers of Monarch were Odyssey Partners, L.P. ("Odyssey"), which acquired a 49.5% interest, and Thomas Loemker, a Director of the Company and Chairman of the Board of Monarch, who acquired a 1% interest. In 1995, the interests of the Company and Odyssey were each reduced to 49% as a result of stock issued to Monarch's Chief Executive Officer. The interests of the Company and Odyssey in Monarch may be reduced further to 45% as a result of options granted to such person and other members of Monarch's senior management. In connection with the acquisition of Monarch, the Company and Odyssey executed a Stockholders' Agreement (the "Stockholders' Agreement"). The Stockholders' Agreement governs the composition of Monarch's Board of Directors, all significant corporate actions and future dispositions of Monarch's stock owned by the Company and Odyssey, including puts and calls by the Company and puts by Odyssey, through 1999.

         Monarch manufactures, markets and distributes (i) tabletop label dispensers and handheld, mechanical labeling guns which print pressure-sensitive (i.e., adhesive-backed) price and other identification labels and affix them onto merchandise for retailers (collectively, "conventional labelers"), and (ii) electronic bar code printers ("bar code printers"), which are used in a wide range of retail and industrial applications, including inventory management and distribution systems. Monarch also manufactures and markets supplies used in both its conventional labelers and bar code printers and provides extensive service to its installed base of machines. The breadth of Monarch's machine, supplies and service offerings allows it to meet most of its customers' marking needs. Monarch is the leading manufacturer and marketer of retail price marking equipment and supplies in the United States. Monarch also sells, directly and through distributors in 75 other countries around the world.

(b)      Financial Information about Industry Segments

         The Company engages in only one industry segment: the design, development, manufacture and sale of apparel and textile identification materials. Whether the end-use product is manufactured by the Company or the Company provides the customer with the bar code or label system and related supplies is dependent upon the individual customer preference or need. The Company believes that all of its products and services, including printed and woven labels, in-plant bar code and label systems, coated fabrics and ink foils fall within one class of similar products and services, in that the end-use product is similar. All products are marketed and sold through a centralized distribution system in the United States, with a similar centralized distribution systems in Europe.

(c)      Narrative Description of Business

         Products

         The Company is vertically integrated in its major product lines which permits it to better serve its customers, control quality, reduce costs and speed delivery of products. It designs and builds most of its systems equipment, develops most of the operating software and all of the application software for its systems. The Company also formulates coatings and inks, coats fabrics, weaves narrow label fabrics, dyes and finishes fabrics and designs and prints tags and labels.

         Tag and Label Systems

         The Company's tag and label systems consist primarily of bar code tag systems and hot-stamp label printers. These systems include complete hardware and software packages that enable customers to print, cut and batch large volumes of labels and tags in their plants. The sale of a system to a customer generally results in ongoing sales of inks, fabrics, tags and other supplies to the customer. In 1995 and 1994, tag and label systems, supplies and related services accounted for approximately 54% and 53%, respectively, of the Company's sales. Manufacturers may use both a hot-stamp printing system and a bar code system, since the systems provide complementary functions.

         Bar Code Systems

         The Company has experienced substantial growth in its bar code systems business in the United States. Such systems have not reached the same stage of widespread use in Europe. Apparel retailers require bar coded tags on their products to permit more accurate tracking of the products in stores which, in turn, allows retailers to better monitor consumer demand and more effectively control inventories. PAXAR's bar code tags and in-plant bar coding systems enable manufacturers to accommodate retailers' demands in a rapid and cost-effective manner.

         Bar codes consist of a series of lines or bars printed on a contrasting background. By varying the width of the bars and the spaces between bars, the bar code is encoded with information to identify an item, which enables the user's data system to provide the user with relevant information about that item, such as its location, cost, selling price and manufacturer. Bar codes are read by a fixed or hand-held scanning device, which transmits information to data collection systems, including computers, electronic cash registers and portable data collection devices. The Company has specialized in producing clearly readable and accurate tags, from which a variety of bar code readers can capture accurate data.

         The bar code tag systems manufactured by the Company include personal computers, electronic bar code printers, thermal ink, pre-printed tag stock and supporting software. The printers are controlled by computers and print variable information on tags, including bar codes and garment sizes. Data can be input to the bar code printer through simple stand-alone keyboards with a built-in display, personal computers with PAXAR's application software or downloading from the manufacturer's central computer.

              Hot-Stamp Printing Systems

              Hot-stamp printing systems include hot-stamp printers, fabrics, inks and printing accessories, which are used by manufacturers for in-plant printing of care labels and labels that carry brand logo, size and other information for the retail customer. Such systems provide manufacturers with the flexibility to imprint labels quickly in response to production order specifications.

              Tags and Labels

              The Company designs and produces tags and woven and printed labels in its various manufacturing facilities in the United States, England, Italy and Hong Kong and ships them to domestic and foreign manufacturers. The Company's labels are printed on a wide range of fabrics and other materials. Its woven labels consist of jacquard, multi-color labels woven on broad looms and needle looms. They are primarily used to build brand identification for apparel and to provide information to consumers. The Company's multi-color printed labels are printed on coated fabrics and narrow woven fabrics using various types of high-speed equipment and are used primarily for product identification and consumer information on apparel. These labels are produced in large runs with few changes. Merchandise tags are multi-color printed tags and bar code price tags used primarily for promotion and customer information and inventory control.

              Sales and Marketing

              The Company employs salespersons who are compensated on a salary and bonus basis. These salespersons are located in leased offices across the United States, at the Company's Canadian branch, and at subsidiary companies in the United Kingdom, Germany, Belgium, Italy, Poland, Spain, Mexico, Hong Kong and Singapore. In addition, there are non-exclusive manufacturer's representatives located throughout the United States who sell the Company's products on a commission basis, as well as international and export distributors and commission agents, located in Europe, Africa, the Far East and Latin America. Sales promotion activities include direct mail campaigns, publication of brochures, participation in trade shows, publicity and advertising principally in trade journals. The business of the Company is not highly seasonal in nature.

              Sources and Availability of Raw Materials

              The Company purchases fabrics, inks, chemicals, yarns and other raw materials from major suppliers located throughout the United States and abroad. The Company believes that such materials are in good supply and are available from multiple sources.

              Patents, Trademarks and Licenses

              The Company relies upon trade secrets and confidentiality to protect the proprietary nature of its technology. The Company owns a trademark for the name FASCO in the United States and in certain foreign countries. The Company holds certain patents and trademarks which the Company does not deem to be material to its operations.

              Working Capital Practices

              The Company does not engage in unusual practices regarding inventories, receivables or other items of working capital.

              Customers

              The Company has more than 10,000 customers, including major retailers and apparel manufacturers such as Levi Strauss, Sears, J.C. Penney, The Limited, Liz Claiborne, Fruit-of-the-Loom, Sara Lee, Jockey, Land's End, The Lee Co. and L.L. Bean. For the fiscal year ended December 31, 1995, Levi Strauss represented approximately 12% of the Company's total sales.

              Backlog

              The Company's total backlog of orders at December 31, 1995 was approximately $15.7 million, as compared with $20.4 million at December 31, 1994. Management estimates that more than fifty percent (50%) of annual sales are comprised of orders which the Company typically fills within one month of receipt. The balance of orders are for products which are ordered to individual customer specifications and are for delivery within two to six months.

              Competitive Conditions

              The Company competes in both the domestic and international markets by means of price, product quality, innovation and customer services. The Company competes with a large number of independent, often family-owned, companies and a division of a large corporation. This large corporation possesses greater financial resources than the Company.

              Environmental Compliance

              Environmental aspects of the Company's business are regulated primarily by the ordinances of the localities where the

Company's properties are situated.  See "Item 3 - Legal Proceedings."

              Employees

              As of December 31, 1995, the Company employed worldwide 1,923 persons. Approximately 261 production persons of the Company in several locations in the United States are covered by four different union contracts, which expire at various times from July 1997 to October 1998. The Company has no recent history of material labor disputes. The Company believes that it has good employee relations.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

              Certain financial information for operations in the United States, Europe and Asia is set forth below.

                                                 Year Ended December 31
                                        ---------------------------------------
                                           1995           1994          1993
                                        ---------------------------------------
                                                     (in thousands)
Sales to Unaffiliated
  Customers:

     United States
       - Domestic                       $ 130,371      $ 117,647      $ 103,572
       - Export                             8,359          9,347          7,709
     Europe                                42,653         26,685         17,038
     Asia                                  20,053         12,933         10,528
                                        ---------      ---------      ---------

                                        $ 201,436      $ 166,612      $ 138,847
                                        =========      =========      =========

Operating Income:

     United States
       - Domestic                       $  18,012      $  15,364      $  13,988
       - Export                             2,347          2,570          2,141
     Europe                                 6,912          3,372          1,621
     Asia                                   4,993          3,126          3,071
                                        ---------      ---------      ---------
                                           32,264         24,432         20,821

     Corporate Expenses                    (9,127)        (6,451)        (5,871)
                                        ---------      ---------      ---------

                                        $  23,137      $  17,981      $  14,950
                                        =========      =========      =========

Assets Employed:

     United States and Export           $  96,054      $  75,803      $  70,536
     Europe                                47,591         43,807          8,775
     Asia                                  13,495          9,093          6,182
                                        ---------      ---------      ---------

                                        $ 157,140      $ 128,703      $  85,493
                                        =========      =========      =========

--------------------

United States assets employed are used to manufacture products sold to domestic U.S. customers, export customers and in certain situations to non-U.S. intercompany customers.

Item 2.       Properties

              The Company utilizes the following facilities as of the date hereof:

                      Square         Owned/      Lease
Location              Footage        Leased      Expiration         Used for
--------              -------        ------      ----------         --------
White Plains,          29,538        Leased         2003            Executive
New York                                                            and Adminis-
                                                                    trative
                                                                    Offices

Sayre,                 36,000        Leased         Month-          Manufacturing
Pennsylvania                                         to-
                                                    Month

Sayre,                 58,000        Owned                          Administrative
Pennsylvania                                                        and
                                                                    Manufacturing

Orangeburg,            60,000        Owned                          Manufacturing
New York

Milan, Italy            1,937        Leased         1998            Office space

Milan, Italy            3,767        Leased         1997            Warehouse

Ancarano, Italy        86,368        Owned                          Administrative
                                                                    and
                                                                    Manufacturing

Pero, Italy             2,691        Leased         2000            Warehouse

Carpi, Italy           18,837        Leased         2004            Manufacturing

Nottingham, England    17,000         Owned                         Administrative
                                                                    and
                                                                    Manufacturing

Runcorn, England       37,237        Leased         2005            Administrative
                                                                    and
                                                                    Manufacturing

Runcorn, England       23,131        Leased         2011            Manufacturing

Paterson,              53,833        Owned                          Administrative
New Jersey                                                          and
                                                                    Manufacturing

Hillsville,            39,144        Owned                          Manufacturing
Virginia

Lenoir,                  120,000       Owned                         Administrative
North Carolina                                                       and
                                                                     Manufacturing

Lenoir,                   17,180       Leased        1997            Warehouse
North Carolina

Lenoir,                   11,600       Leased        1996            Warehouse
North Carolina

Warsaw, Poland             1,800       Leased        1996            Administrative
                                                                     and
                                                                     Manufacturing

Lohne,                     8,910       Leased        2002            Warehouse and
West Germany                                                         office space

Vandalia, Ohio            40,590       Leased        2001            Administrative
                                                                     and
                                                                     Manufacturing

Troy, Pennsylvania        60,000       Owned                         Unoccupied

Canton,
North Carolina            32,665       Owned                         Manufacturing

Rock Hill,                56,000       Owned                         Manufacturing
South Carolina

Hong Kong                 26,536       Leased        1996            Administrative
                                                                     and
                                                                     Manufacturing

Hong Kong                  3,195       Leased        1996            Office space

Hong Kong                  5,625       Leased        1997            Warehouse

Hong Kong                  5,262       Leased        1997            Warehouse

              In addition to the facilities described above, the Company has, as of March 1, 1996, thirteen sales offices located in Huntington Beach, CA; San Francisco, CA; Mission Viejo, CA; Greensboro, NC; Paletine, IL; Dallas, TX; New York, NY; Canton, GA; Singapore; Montreal, Canada; Mexico City, Mexico; Barcelona, Spain; and Ghent, Belgium. These offices are subject to leases expiring between June 1996 and February 2001.

              The Company believes that its facilities are adequate to maintain its existing business activities.

Item 3.       Legal Proceedings

              The Company is one of numerous parties to a consent order with the U.S. Environmental Protection Agency (the "EPA") that provides for the clean up of alleged contamination of a site in Carlstadt, New Jersey. In August 1989, the Company was also joined as one of a large number of defendants in a related action brought by potentially responsible parties in the United States District Court for the District of New Jersey. Management of the Company believes that its potential liability in connection with the clean up and litigation relating to the Carlstadt site and two other sites will not have a material adverse effect on the financial condition or the results of operations of the Company.

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II

Item 5.       Market for Registrant's Common Equity and Related Shareholder
              Matters

              (a) The Company's Common Stock has been traded on the New York Stock Exchange using the symbol "PXR." The following table sets forth the 1995 and 1994 high, low and closing sales prices of the Company's Common Stock as reported on the New York Stock Exchange for the periods indicated, as adjusted to reflect any stock splits or stock dividends effectuated by the Company.

Calendar Year 1995                                          Sales Prices
                                             High           Low          Closing
                                             ----           ---          -------
First Quarter                               10 1/8          7 5/8          9 7/8
Second Quarter                              15 7/8          9 5/8         14 3/8
Third Quarter                               16 1/8         11 5/8         13 3/4
Fourth Quarter                              15 1/4         11 3/8         13 1/4

Calendar Year 1994

First Quarter                               10 1/8          7 7/8          7 7/8
Second Quarter                               9 3/8          7 7/8          8 1/4
Third Quarter                                9              8 5/8          9 1/4
Fourth Quarter                               9 1/2          7 3/4          8

              (b) As of March 1, 1996, there were approximately 919 record holders of the Company's Common Stock.

              (c) The Company has never paid any cash dividends on its Common Stock and has no present intention of doing so. The Company intends to retain all of its earnings for use in its business.

Item 6:  Selected Consolidated Financial Data

The selected consolidated financial data as of and for the five-year period ended December 31, 1995 have been derived from the Company's Consolidated Financial Statements audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 31, 1995, and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                      1995              1994              1993              1992              1991
                                                      ----              ----              ----              ----              ----
 Operating Results
 Sales                                             $201,436          $166,612          $138,847          $132,556          $ 88,860
 Gross profit                                        73,024            59,219            50,622            47,557            30,755
 Operating income                                    23,137            17,981            14,950            14,706             7,051
 Net income                                          15,709            11,601             9,358             8,374             3,442
 Earnings per share (a)                            $   0.70          $   0.53          $   0.43          $   0.42          $   0.20

 Financial Condition
 Working capital                                   $ 46,679          $ 38,972          $ 30,213          $ 28,235          $ 17,172
 Current ratio                                          2.9               2.6               2.7               3.0               2.3
 Property, plant and
 equipment, net                                    $ 53,856          $ 50,047          $ 36,215          $ 28,269          $ 19,546
 Total assets                                       157,140           128,703            85,493            72,756            51,139
 Long-term debt                                      23,121            13,796               718             2,107            10,243
 Shareholders' equity                                95,196            77,853            62,457            52,801            24,953
 Debt as a percent of
 total capital                                         19.5%             15.0%              1.1%              3.8%             29.1%

 Financial Statistics
 Gross profit as a
 percent of sales                                      36.3%             35.6%             36.5%             35.9%             34.6%
 SG&A as a percent of
 sales                                                 24.8%             24.8%             25.7%             24.8%             26.7%
 Operating income as a
 percent of sales                                      11.5%             10.8%             10.8%             11.1%              7.9%
 Net income as a
 percent of sales                                       7.8%              7.0%              6.7%              6.3%              3.9%
 Effective income tax
 rate                                                  28.9%             32.0%             35.3%             39.8%             42.2%
 Return on
 shareholders' equity                                  18.2%             16.5%             16.2%             21.5%             15.0%

 Other Data
 Operating cash flow                               $ 23,052          $ 16,443          $ 11,671          $  7,583          $  7,000
 Capital expenditures                                12,328            11,218            11,937             9,228             5,252
 Depreciation and
 amortization                                         8,138             6,781             4,810             3,740             2,900
 Stock dividends                                         25%               25%               25%               25%               25%
 Additional stock
 dividend                                              --                --                --                  25%             --
 Cash dividends                                        None              None              None              None              None
 Number of employees                                  1,923             1,891             1,477             1,492               969
 Weighted average
 shares outstanding(a)                               22,422            21,938            21,779            20,213            17,157
 Shares outstanding(a)                               22,208            21,945            21,491            21,395            17,008
 Book value per share(a)                           $   4.29          $   3.55          $   2.91          $   2.47          $   1.47


(a)      Retroactively adjusted to reflect stock dividends.

Item 7.: Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS:

The following table shows each element of the income statement as a percent of sales for the years indicated:

                                                1995          1994          1993
                                                ----          ----          ----
Sales                                          100.0%        100.0%        100.0%
Cost of sales                                   63.7          64.4          63.5
                                               -----         -----         -----
  Gross Margin                                  36.3          35.6          36.5
Selling, general and
  administrative expense                        24.8          24.8          25.7
                                               -----         -----         -----
  Operating income                              11.5          10.8          10.8

Equity in net income of
  affiliate                                      0.3           --            --
Interest expense, net                           (0.8)         (0.5)         (0.4)
                                               -----         -----         -----
  Income before taxes                           11.0          10.3          10.4
Taxes on income                                  3.2           3.3           3.7
                                               -----         -----         -----
  Net income                                     7.8%          7.0%          6.7%
                                               =====         =====         =====

1995 COMPARED WITH 1994

Sales in 1995 increased by 21% over 1994 reaching a record $201.4 million. Domestic sales increased $12.7 million or 11%; European sales increased $16.0 million or 60%; and Asian sales increased $7.1 million or 55%. Total non-U.S. and export sales were $71.1 million in 1995 or 35% of consolidated sales, up from $49.0 million or 29% in 1994. Acquisitions made in 1994 contributed $19.4 million in 1995 and $8.9 million in 1994 to European sales. In 1995, the Company's apparel identification products business grew 20% and its systems business grew 22%, as compared with 1994.

The gross profit for the year 1995 increased to $73.0 million compared to $59.2 million for 1994, an increase of 23%. The gross margin increased to 36.3% for the year 1995 compared to 35.6% for the year 1994.

Selling, general and administrative ("SG&A") expenses increased to $49.9 million for the year 1995, compared to $41.2 million for the 1994 period, an increase of 21%. As a percent of sales, SG&A was 24.8% for the years 1995 and 1994.

Operating income increased 29% to $23.1 million (11.5% of sales) for the year 1995 compared to $18.0 million (10.8% of sales) for the year 1994.

Equity in net income of affiliate was $592,000 for the year ended December 31, 1995, reflecting the Company's investment in Monarch Marking Systems, Inc. (Monarch) effective June 1995. (See Note 3 of Notes to Consolidated Financial Statements.)

Interest expense, net increased to $1.6 million in 1995 compared to $0.9 million in 1994. The increase was attributable to higher levels of bank borrowings arising from the acquisitions in May and October 1994 and the $15.0 million invested in Monarch.

Income before taxes increased to $22.1 million (11.0% of sales) for the year 1995, as compared with $17.1 million (10.3% of sales) for the year 1994. The increase in pretax profit for the year 1995 compared to the year 1994 is summarized as follows:

                                                            (in millions)

Sales increase, net of increased SG&A expenses                 $  4.0

Improvement in gross margin                                       1.1

Equity in net income of affiliate                                 0.6

Increased interest expense, net                                  (0.7)
                                                               ------

  Net increase                                                 $  5.0
                                                               ======

The effective income tax rate was 29% for the year ended December 31, 1995 compared to 32% for the year 1994. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The lower rate is mainly attributable to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 receive special tax abatement incentives which expire from 1996 through 1999.

Net income for the year ended December 31, 1995 increased 35% to $15.7 million (7.8% of sales) from $11.6 million (7.0% of sales) in 1994. Income per share was $0.70 in 1995, up from $0.53 in 1994.

1994 COMPARED WITH 1993

Sales in 1994 increased by 20% over 1993 reaching a record $166.6 million. Acquisitions made during 1994 added $8.9 million or 6% to the growth in sales for the year, while the Company's base business increased by 14% over the prior year. Market conditions improved considerably in the United States beginning in the second quarter; the European marketplace was soft throughout 1994, but began to show signs of improvement in the fourth quarter; and sales in Asia increased following an expansion of the Company's manufacturing capabilities in Hong Kong. Domestic sales increased $14.1 million or 14%; European sales (exclusive of the gains attributable to acquisitions) increased $0.7 million or 4%; and Asian sales increased $2.4 million or 23%. Total non-U.S. and export sales were $49.0 million in 1994 or 29% of consolidated sales, up from $35.3 million or 25% in 1993. In 1994, the Company's apparel identification products grew 28% and its systems business grew 13%, as compared with 1993.

The gross margin for the year ended December 31, 1994 decreased to 35.6% from 36.5% in 1993. The decline primarily reflects materials cost increases stemming from both the need to out source certain semi-finished products pending expansion of manufacturing capacity and inflationary cost increases on purchased raw materials. The Company is adjusting selling prices where possible to recover the margin lost to the increased prices being charged by its suppliers. Of the net increase in gross profit for the year 1994 of $8.6 million, an increase of $9.9 million resulted from sales increases and a decrease of $1.3 million resulted from the margin decline.

SG&A expenses were $41.2 million for the year ended December 31, 1994, compared to $35.7 million for the 1993 period, an increase of 16%. In addition to volume-related increases, the increase reflects the expenses of the acquired companies, the addition of Company-operated businesses in Canada, Mexico and Spain, and expenditures to strengthen the Company's infrastructure in the United States and Hong Kong. As a percent of sales, SG&A declined to 24.8% for the year ended December 31, 1994 from 25.7% in 1993.

Operating income was $18.0 million in 1994 as compared with $15.0 million in 1993. Operating income was 10.8% of sales in both 1994 and 1993.

Interest expense, net, was $0.9 million in 1994 compared to $0.5 million in 1993 due principally to a higher level of outstanding indebtedness related to the current year acquisitions.

Income before taxes increased to $17.1 million (10.3% of sales) in 1994 as compared with $14.5 million (10.4% of sales) in 1993. As previously noted, operating income as a percent of sales was identical in both years at 10.8%; however, interest expense, net, was 0.5% of sales in 1994 versus 0.4% in 1993. The increase in pretax profit for the year 1994 compared to the year 1993 is summarized as follows:

                                                               (in millions)

Sales increase, net of increased SG&A expenses                    $  4.3

Decrease in gross margin                                            (1.3)

Increased interest expense, net                                     (0.4)
                                                                  ------
  Net increase                                                    $  2.6
                                                                  ======

The effective income tax rate was 32% for the year ended December 31, 1994, compared to 35% in 1993. The lower rate in 1994 is mainly attributable to the increasing percentage of pretax income derived from non-U.S. subsidiaries with tax rates below the 34% statutory rate in the United States.

For the reasons discussed above, net income increased 24% to a record $11.6 million (7.0% of sales) in 1994 from $9.4 million (6.7% of sales) in 1993. Income per share was $0.53 in 1994, up from $0.43 in 1993.

LIQUIDITY AND CAPITAL RESOURCES:

The table below presents summary cash flow information for the years indicated:

                                                          (in millions)

                                                  1995        1994         1993
                                                  ----        ----         ----

Net cash provided by
 operating activities                           $  23.1      $  16.5      $  11.7

Net cash used by
 investing activities                             (31.0)       (28.4)       (12.1)

Net cash provided by
 financing activities                               8.2         14.5          0.8
                                                -------      -------      -------

  Total change in cash (a)                      $   0.3      $   2.6      $   0.4
                                                =======      =======      =======

(a)  Before exchange rate effects.

OPERATING ACTIVITIES

Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities increased to $23.1 million in 1995, up $6.6 million or 40% as compared to 1994. Cash provided in 1994 was $16.5 million, an increase of $4.8 million or 41% from $11.7 million in 1993.

Depreciation and amortization was $8.1 million in 1995 compared to $6.8 million in 1994. The increase is due mainly to increased capital expenditures and increased amortization of goodwill as a result of 1994 acquisitions.

INVESTING ACTIVITIES

In 1995, cash provided by operating activities was used to fund capital expenditures of $12.3 million. These expenditures were made to expand the Company's printed label operations, its woven label operation in Italy and its systems business with the completion of a plant in Rock Hill, S.C., as well as for general upgrading and replacement of productive capacity throughout its businesses. Other than projects for employee safety and environmental improvement, all new capital projects are carefully analyzed and are required to make a positive contribution on a net present value basis, generating an attractive internal rate of return on invested capital. Capital expenditures were $11.2 million in 1994. Management anticipates capital expenditures of $15.0 million for 1996.

The Company invested $15.0 million on June 29, 1995, for a 49% interest (initially 49.5%) in a new joint venture company which acquired Monarch Marking Systems, Inc. from Pitney Bowes. (See Note 3 of Notes to Consolidated Financial Statements.) On January 22, 1996, the Company through its United Kingdom subsidiary, purchased the outstanding capital stock of Brian Pulfrey Limited. (See Note 2 of Notes to Consolidated

Financial Statements.) The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses, and believes that further acquisitions outside the United States would be of important strategic value.

FINANCING ACTIVITIES

The table below shows the components of total capital for the years indicated:

                                                         (in millions)

                                               1995          1994          1993
                                               ----          ----          ----

Long-term debt                               $   23.1       $  13.8       $   0.7
Shareholders' equity                             95.2          77.9          62.5
                                             --------       -------       -------
  Total capital                              $  118.3       $  91.7       $  63.2
                                             ========       =======       =======

Total debt as a percent
 of total capital                                19.5%         15.0%          1.1%
                                             ========       =======       =======

Long-term debt increased by $9.3 million during 1995 to $23.1 million from $13.8 million in 1994 in order to finance the Company's investing activities described above. At December 31, 1995, long-term debt as a percent of total capital was 19.5% as compared to 15.0% at December 31, 1994.

The Company has a revolving credit agreement allowing it to borrow up to $43.0 million. At December 31, 1995, there was $22.1 million available under the revolving credit agreement. The revolving credit agreement provides for the reduction of the commitment at the rate of $1.25 million per quarter commencing on March 30, 1996. Any remaining balance outstanding will be due March 30, 1999. At December 31, 1995, the Company was in compliance with all provisions of the loan agreement.

The Company expects that cash from operations and available credit facilities will continue to be sufficient to meet the future needs of its business.

Item 8:  Financial Statements and Supplementary Data

The financial information required by Item 8 is included elsewhere in this report. (See Part IV, Item 14).

Item 9: Changes in and Disagreements with Accountants on Accounting and on Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

              Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 24, 1996.

Item 11.      Executive Compensation

              Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 24, 1996.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 24, 1996.

Item 13.      Certain Relationships and Related Transactions

              Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 24, 1996.

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)      Documents

     1.       Financial Statements -

              Report of Independent Public Accountants              F-1

              Consolidated Balance Sheets
                December 31, 1995 and 1994                          F-2

              Consolidated Statements of Income
                Years ended December 31, 1995, 1994 and 1993        F-3

              Consolidated Statements of Shareholders' Equity
                Years ended December 31, 1995, 1994 and 1993        F-4

              Consolidated Statements of Cash Flows
                Years ended December 31, 1995, 1994 and 1993        F-5

              Notes to Consolidated Financial Statements         F-6 to F-17

     2.       Financial Statement Schedule -

              Schedule II - Valuation and Qualifying                F-18
                Accounts

              Notes:

              All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

              Separate financial statements of the Registrant have been omitted because the Registrant is primarily an operating company. All subsidiaries included in the consolidated financial statements are totally owned, and none of the subsidiaries have indebtedness which is not guaranteed by the Registrant.

     3. Exhibits

           3.1        Amended and Restated Certificate of Incorporation. (H)

          10.1 Lease, dated October 1, 1974, for executive offices of Registrant in Pearl River, New York. (A)

          10.2 Employment Agreement, dated as of December 16, 1986, between Registrant and Arthur Hershaft. (C)

          10.3 Employment Agreement, dated February 13, 1989, between Registrant and Victor Hershaft. (D)

          10.4 Stock Purchase Agreement, by and between Arthur Hershaft and Registrant, dated as of December 19, 1989. (E)

          10.5        Registrant's 1981 Incentive Stock Option Plan. (B)

          10.6        Registrant's 1990 Employment Stock Option Plan. (F)

          10.7 Shareholders Agreement dated November 11, 1974 and amendment thereto, dated March 12, 1992. (G)

          10.8 Amended and Restated Stock Purchase Agreement, by and between Arthur Hershaft and the Registrant. (H)

          10.9        Multi-Currency Revolving Credit Agreement, dated March 30,
                      1994 (I)

          10.10 Omnibus Purchase and Sale Agreement dated June 6, 1995 by and between Pitney Bowes Inc., Monarch Marking Systems, Inc., Pitney Bowes Marking Systems Ltd., Pitney Bowes International Holdings Inc., Pitney Bowes France S.A. and Monarch Acquisition Corp. (J)

          10.11 Stockholders' Agreement dated June 29, 1995 among Monarch Acquisition Corp., Paxar Corporation and Odyssey Partners, L.P. (J)

          11.1        Statement re Computation of Per Share Earnings

          21.1        List of Subsidiaries of Registrant.

          23.1        Consent of Independent Public Accountants.

          27          Financial Data Schedule

          (A) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980.

          (B) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

          (C) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

          (D) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

          (E) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

          (F) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

          (G) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

          (H) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

          (I) Incorporated herein by reference from Exhibits to the Registrant's Current Report on Form 8-K dated March 30, 1994.

          (J) Incorporated herein by reference from Exhibits to Registrant's Current Report on Form 8-K dated June 29, 1995.

          (b)  Reports on Form 8-K

               None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Paxar Corporation:

We have audited the accompanying consolidated balance sheets of Paxar Corporation (a New York corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paxar Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Stamford, Connecticut
February 14, 1996

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       Dec. 31, 1995   Dec. 31, 1994
                                                       -------------   -------------
                                                             (in thousands,
                                                          except share amounts)
          ASSETS
          Current assets:
          Cash                                           $   3,466      $   3,136
          Short-term investments                             3,219          1,365
          Receivables, less allowance for doubtful
           accounts of $585 in 1995 and $506 in
           1994                                             31,321         28,880
          Inventories                                       29,322         27,045
          Other current assets                               3,082          2,780
          Deferred income taxes                                527            803
                                                         ---------      ---------
            Total current assets                            70,937         64,009
                                                         ---------      ---------
          Property, plant and equipment, at cost            83,918         73,580
           Accumulated depreciation                        (30,062)       (23,533)
                                                         ---------      ---------
           Net property, plant and equipment                53,856         50,047
                                                         ---------      ---------
          Investment in affiliate                           15,969           --
          Goodwill                                          15,802         14,010
          Other assets                                         576            637
                                                         ---------      ---------
                                                         $ 157,140      $ 128,703
                                                         =========      =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
          Due to banks                                   $   2,991      $   5,344
          Current maturities of long-term debt                 529            641
          Accounts payable and accrued liabilities          19,143         18,253
          Accrued taxes on income                            1,595            799
                                                         ---------      ---------
            Total current liabilities                       24,258         25,037
                                                         ---------      ---------
          Long-term debt                                    23,121         13,796
          Deferred income taxes                             11,136         10,391
          Other liabilities                                  3,429          1,626
          Shareholders' equity:
            Preferred Stock, $0.01 par value,
             5,000,000 shares authorized, none
             issued and outstanding                           --             --
            Common Stock, $0.10 par value,
             30,000,000 shares authorized,
             22,207,820 and 17,556,061 shares
             issued and outstanding in 1995 and
             1994, respectively                              2,221          1,756
          Paid-in capital                                   36,723         35,432
          Retained earnings                                 57,002         41,742
          Foreign currency translation adjustments            (750)        (1,077)
                                                         ---------      ---------
            Total shareholders' equity                      95,196         77,853
                                                         ---------      ---------
                                                         $ 157,140      $ 128,703
                                                         =========      =========

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                             1995          1994          1993
                                             ----          ----          ----
                                                (in thousands, except per
                                                      share amounts)

Sales                                     $ 201,436     $ 166,612     $ 138,847

Cost of sales                               128,412       107,393        88,225
                                          ---------     ---------     ---------

  Gross profit                               73,024        59,219        50,622

Selling, general and
  administrative expenses                    49,887        41,238        35,672
                                          ---------     ---------     ---------

  Operating income                           23,137        17,981        14,950

Equity in net income of affiliate               592          --            --

Interest expense, net                        (1,628)         (921)         (490)
                                          ---------     ---------     ---------

  Income before taxes                        22,101        17,060        14,460

Taxes on income                               6,392         5,459         5,102
                                          ---------     ---------     ---------

  Net income                              $  15,709     $  11,601     $   9,358
                                          =========     =========     =========

Weighted average shares
  outstanding                                22,422        21,938        21,779
                                          =========     =========     =========

Earnings per share                        $    0.70     $    0.53     $    0.43
                                          =========     =========     =========

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1994 and 1993
                      (in thousands, except share amounts)

                                                                              Foreign
                                                                              Currency
                          Common        Stock      Paid-in       Retained    Translation
                          Shares        Amount     Capital       Earnings    Adjustments
                          ------        ------     -------       --------    -----------
Balance, December 31,
 1992                   10,954,479   $    1,095   $   31,286   $   21,419    $     (999)

Net income                    --           --           --          9,358          --
Stock split              2,744,937          275         --           (284)         --
Tax benefit from
exercise of stock
options                       --           --            485         --            --
Exercise of stock
options                     54,907            5          174         --            --
Translation
adjustments                   --           --           --           --            (357)
                        ----------   ----------   ----------   ----------    ----------
Balance, December 31,
 1993                   13,754,323   $    1,375   $   31,945   $   30,493    $   (1,356)

Net income                    --           --           --         11,601          --
Stock split              3,473,958          347         --           (352)         --
Tax benefit from
exercise of stock
options                       --           --            207         --            --
Stock issued -
acquisitions               225,000           23        2,737         --            --
Exercise of stock
options                     77,320            8          249         --            --
Employee stock
purchase plan               25,460            3          294         --            --
Translation
adjustments                   --           --           --           --             279
                        ----------   ----------   ----------   ----------    ----------
Balance, December 31,
 1994                   17,556,061   $    1,756   $   35,432   $   41,742    $   (1,077)

Net income                    --           --           --         15,709          --
Stock split              4,427,860          443         --           (449)         --
Tax benefit from
exercise of stock
options                       --           --             53         --            --
Exercise of stock
options                    173,147           17          536         --            --
Employee stock
purchase plan               50,752            5          702         --            --
Translation
adjustments                   --           --           --           --             327
                        ----------   ----------   ----------   ----------    ----------
Balance, December 31,
 1995                   22,207,820   $    2,221   $   36,723   $   57,002    $     (750)
                        ==========   ==========   ==========   ==========    ==========

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Dec. 31, 1995        Dec. 31, 1994        Dec. 31, 1993
                                                         -------------        -------------        -------------
                                                                              (in thousands)
OPERATING ACTIVITIES:
Net income                                                  $ 15,709             $ 11,601             $  9,358

Depreciation and amortization                                  8,138                6,781                4,810
Deferred income taxes                                          1,021                2,398                1,124
Equity in net income of affiliate                               (592)                --                   --
Changes in assets and liabilities, net
 of businesses acquired in 1994:
 Receivables                                                  (2,441)              (1,811)              (4,112)
 Inventories                                                  (2,277)              (2,511)                (688)
 Other current assets                                           (302)                 (51)                (407)
 Accounts payable and accrued liabilities                      1,197                 (268)               3,036
 Taxes on income                                                 796                 (547)              (1,450)
 Other liabilities                                             1,803                  851                 --
                                                            --------             --------             --------
                                                               7,343                4,842                2,313
                                                            --------             --------             --------
 Net cash provided by operating
  activities                                                  23,052               16,443               11,671
                                                            --------             --------             --------
INVESTING ACTIVITIES:
Purchases of short-term investments, net                      (1,854)              (1,365)                --
Purchases of property, plant and equipment                   (12,328)             (11,218)             (11,937)
Investment in affiliate                                      (15,377)                --                   --
Acquisitions, excluding $2,760 of stock
 issued in 1994, net of cash acquired                         (2,226)             (15,957)                --
Other                                                            876                  129                 (141)
                                                            --------             --------             --------
 Net cash used in investing activities                       (30,909)             (28,411)             (12,078)
                                                            --------             --------             --------

FINANCING ACTIVITIES:
Increase (decrease) of short-term debt                        (2,465)               2,853                1,549
Additions of long-term debt                                   21,603               22,163                9,550
Reductions of long-term debt                                 (12,278)             (11,271)             (10,939)
Exercise of stock options/stock
 purchase plan                                                 1,313                  761                  664
Cash paid in lieu of fractional shares                            (6)                  (5)                  (9)
                                                            --------             --------             --------

 Net cash provided by financing
  activities                                                   8,167               14,501                  815
                                                            --------             --------             --------
OTHER ACTIVITIES:
Effect of exchange rate on cash                                   20                 (134)                  (1)
                                                            --------             --------             --------
Increase in cash                                                 330                2,399                  407
Cash, at beginning of year                                     3,136                  737                  330
                                                            --------             --------             --------
Cash, at end of year                                        $  3,466             $  3,136             $    737
                                                            ========             ========             ========

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
Dollars in thousands, except share data.


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include those of Paxar Corporation (the "Company") and its wholly-owned subsidiaries. The effects of all significant intercompany transactions have been eliminated.

Short-term investments:

Short-term investments consist of foreign lending institution and government bonds pledged as collateral against foreign debt, as well as certain other foreign financial institution commercial paper.

Inventories:

Inventories are stated at the lower of cost or market. The cost of all U.S. inventory is determined using the last-in, first-out (LIFO) method. The cost of all foreign inventories of $9,049 and $7,578 as of December 31, 1995 and 1994, respectively, is determined using the first-in, first-out (FIFO) method.

Property, plant and equipment:

Property, plant and equipment is stated at cost, and is depreciated by the straight-line method over the estimated useful lives of the assets. Upon retirement or other disposition, the cost and accumulated depreciation are removed from the asset and accumulated depreciation accounts, and the net gain or loss is reflected in income. Beginning with 1993 additions, the Company adopted the composite method of depreciation, and accordingly, the cost of property retired or disposed, reduced by net salvage proceeds, will be charged against accumulated depreciation and no gain or loss will be recognized. Expenditures for maintenance and repairs are charged against income as incurred. Significant expenditures for betterments and renewals are capitalized.

Income taxes:

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company had previously been accounting for income taxes under SFAS No. 96. There was no material effect on the Company's financial position or results of operations as a result of the adoption of this new accounting principle. Deferred income taxes result from temporary differences between the time certain items of income and expense are recognized for financial reporting purposes and when the items are reported for income tax purposes. The classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary difference.

Revenue recognition:

Revenue is recognized when title passes to the customer, generally upon shipment.

Earnings per share:

Primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Earnings per share for 1995, 1994 and 1993 includes the dilutive effect (320,000, 248,000 and 349,000 shares, respectively) of outstanding stock options. Primary and fully diluted earnings per share are the same. Earnings per share for 1994 and 1993 have been adjusted to reflect additional shares issued in connection with the stock dividends declared in 1995 (Note 10).

Financial instruments:

All financial instruments of the Company are carried at cost, which approximates fair value, with the exception of interest rate swaps.

During 1995, the Company entered into two notional value interest rate swap transactions to manage its exposure to interest rate fluctuations. At December 31, 1995, the Company has interest rate swaps with a notional amount of $19.5 million, which it uses to convert variable rates based on 1-month and 3-month London Interbank Offered Rates to a weighted average fixed interest rate of 6.6% on certain of its revolving bank debt. The weighted average remaining duration of the swaps is approximately two years. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. Fair value estimates of interest rate swaps are based on the difference in the present value of variable rate future receipts and fixed rate future payments. At December 31, 1995, the net fair value of the Company's interest rate swaps was a loss of approximately $372.

Goodwill:

Goodwill represents the excess of the cost of acquired companies over the sum of identifiable net assets. Goodwill is being amortized on a straight-line basis over periods up to forty years. Subsequent to acquiring goodwill, the Company continually evaluates whether events and circumstances, including anticipated future operating results, indicate the remaining estimated useful life of goodwill may warrant revision. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1995. Amortization charged to operations amounted to $574, $377 and $136 for 1995, 1994 and 1993 respectively.

Foreign currency translation:

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in shareholders' equity as foreign currency translation adjustments. Gains and losses resulting from foreign currency transactions are included in net income and were not significant in the past three years.

Use of Estimates:

The preparation of these consolidated financial statements required the use of certain estimates and assumptions by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Newly Issued Accounting Standards:

In March 1995, Statement of Financial Accounting Standards (SFAS) No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued. The Company plans to adopt SFAS No. 121 in 1996, and believes that this accounting standard will not have a material impact on the Company's financial position and its results of operations.

In October 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" was issued. The Company plans to adopt SFAS No. 123 in 1996. The Company currently does not plan to change its method of accounting for stock-based compensation, however, SFAS No. 123 will require additional footnote disclosures relating to the effect of using a fair value-based method of accounting for stock-based compensation.

NOTE 2:  BUSINESS ACQUISITIONS

On May 2, 1994, the Company acquired, through its wholly-owned subsidiaries, ownership of Collitex, S.r.l. and its affiliates (the Collitex Group), an Italian company. The total purchase price, net of cash acquired, was approximately $12.6 million, which included issuance of 156,250 shares of the Company's common stock valued at $8.96 per share (share amounts adjusted for subsequent stock split) and $619 due in April 1997. In addition, up to $1.5 million of additional consideration may be paid in April 1997, if the average earnings of the Collitex Group in the 1994-96 period exceeds a stipulated base level. The Company believes such payments are assured based on the earnings of Collitex through 1995 and, accordingly, has accrued the additional purchase price of $1.5 million as of December 31, 1995. This resulted in an increase to goodwill and other long-term liabilities.

On October 10, 1994, the Company acquired, through its wholly-owned subsidiaries, Orvafin S.r.l. and its affiliates (Orvac), an Italian company. The total purchase price, net of cash acquired, was $6.1 million, which included issuance of 156,250 shares of the Company's common stock, valued at $8.70 per share (share amounts adjusted for subsequent stock split) and $761 which was paid in October 1995.

These acquisitions are being accounted for as purchases with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired is recorded as goodwill.

The operating results of the Collitex Group and Orvac are included in the accompanying consolidated statements of income beginning May 2, 1994 and October 10, 1994, respectively.

The following unaudited proforma results of operations assumes the acquisitions occurred at the beginning of 1993. These proforma results do not purport to be indicative of the results of operations which may result in the future.

                                                       Years Ended December 31
                                                            (Unaudited)
                                                       1994               1993
                                                       ----               ----
Sales                                                $175,643           $155,346

Net income                                           $ 12,753           $ 10,700

Earnings per share                                   $   0.58           $   0.49

In January 1996, the Company, through its United Kingdom subsidiary, purchased the outstanding capital stock of Brian Pulfrey Limited (Pulfrey). The purchase price was approximately $4.3 million and is subject to adjustment for changes in shareholders' equity, as defined. Pulfrey manufactures printed labels and tags principally for U.K. apparel and retail companies. The Pulfrey acquisition is not expected to have a material effect on the Company's financial statements.

NOTE 3:  INVESTMENT IN AFFILIATE

On June 29, 1995, the Company invested $15.0 million in a new joint venture company, which simultaneously acquired Monarch Marking Systems, Inc. and related companies (Monarch). Monarch manufactures and markets marking equipment and supplies in the U.S., United Kingdom, Germany, France, Mexico, Canada, Hong Kong and Australia, and sells and distributes marking equipment and supplies in 75 other countries around the world. The Company's investment, which represents a 49% interest (initially 49.5%) is being accounted for using the equity method. As of December 31, 1995, the Company's investment in Monarch represents the initial investment, together with related costs and expenses, plus the Company's equity in Monarch's net income for the period June 29, 1995 to December 31, 1995.

The following unaudited proforma results of operations assume the investment and acquisition occurred at the beginning of 1994, and include the proforma results of the Collitex and Orvac acquisitions discussed in Note 2 above. The Monarch purchase price allocation is not complete, and adjustments, which are not expected to be material to the Company's share of Monarch's net income, may be necessary. In the 1995 period, Monarch's results include $6.1 million of non-recurring charges for adjustments to operating items and accordingly, the proforma results shown below reflect the Company's share of these charges. These proforma results do not purport to be indicative of the results of operations which may result in the future.

                                                       Years Ended December 31,
                                                             (Unaudited)
                                                       1995               1994
                                                       ----               ----
Sales                                                $201,436           $175,643
                                                     --------           --------

Net income                                           $ 14,537           $ 14,771
                                                     --------           --------

Earnings per share                                   $   0.65           $   0.67
                                                     --------           --------

Following is condensed financial information for Monarch as of December 31, 1995 and for the period from the June 29, 1995 acquisition date through December 31, 1995.

Income Statement Data:
Net revenues                                         $128,123
                                                     --------

Gross profit                                         $ 49,115
                                                     --------

Net income                                           $  1,209
                                                     --------
Balance Sheet Data:
Current assets                                       $107,203
Non-current assets                                     86,642
                                                     --------
                                                     $193,845
                                                     ========

Current liabilities                                  $ 57,877
Long-term debt                                        100,000
Other long-term liabilities                             6,014

Shareholders' equity                                   29,954
                                                     --------
                                                     $193,845
                                                     ========

Monarch's ability to pay dividends is restricted under the terms of its revolving bank credit agreement.

NOTE 4:  INVENTORIES

The components of inventories are set forth below:

                                                  Dec. 31, 1995       Dec. 31, 1994
                                                  -------------       -------------
Raw materials                                        $16,603             $13,484
Work-in-Process                                        2,850               3,267
Finished goods                                         9,869              10,294
                                                     -------             -------
                                                     $29,322             $27,045
                                                     =======             =======

If all inventories were reported on a FIFO basis, inventories would be approximately $1,070 and $648 higher at December 31, 1995 and 1994, respectively.

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is set forth below:

                                                    Dec. 31, 1995   Dec. 31, 1994
                                                    -------------   -------------
Machinery and equipment                                $ 65,328        $ 58,408
Buildings and building improvements                      17,148          14,023
Land                                                      1,442           1,149
                                                       --------        --------
                                                         83,918          73,580
Accumulated depreciation                                (30,062)        (23,533)
                                                       --------        --------
                                                       $ 53,856        $ 50,047
                                                       ========        ========

Estimated useful lives are principally:

 Buildings and building improvements       10 to 40 years

 Machinery and equipment                   10 years

NOTE 6:  DUE TO BANKS

A summary of amounts due to banks is set forth below:

                                                       Dec. 31, 1995  Dec. 31, 1994
                                                       -------------  -------------
Unsecured bank line of credit (a)                          $ --           $1,000
Bank overdraft                                              1,623          1,035
Foreign bank loan (b)                                       1,355          2,860
Other foreign                                                  13            449
                                                           ------         ------
                                                           $2,991         $5,344
                                                           ======         ======

(a) In June 1994, the Company entered into an unsecured line of credit with a bank which provides for a maximum of $5.0 million of borrowings. The Company has the option of electing the lending bank prime rate (8.5% at December 31, 1995 and 1994) or the London Interbank Offering Rate plus .65%
     - 1.15% depending on the fixed charge coverage ratio of the Company at the date of the borrowings, as defined by the credit agreement (6.8% at December 31, 1994). The bank requires the Company to remain in compliance with the provisions of the unsecured revolving bank facility described in
     Note 7 below. The average outstanding debt for the years ended 1995 and 1994 was $573 and $940, respectively, with average interest rates of 7.2% and 6.0%, respectively.

(b) The foreign bank loan represents a borrowing incurred in October 1994 to finance a portion of the acquisition of Orvac. The loan bears interest at the lending bank prime rate (11.75% and 9.5% at December 31, 1995 and 1994, respectively). The average outstanding debt for the years ended 1995 and 1994 was $1.7 million and $1.9 million, respectively, with average interest rates of 11.9% and 9.5%, respectively.

NOTE 7:  LONG-TERM DEBT

A summary of long-term debt is set forth below:

                                                       Dec. 31, 1995  Dec. 31, 1994
                                                       -------------  -------------
Unsecured revolving bank facility (a)                      $20,900       $11,100
Secured and unsecured loans on foreign
property, plant and machinery (b)                            2,309         2,795
Other                                                          441           542
                                                           -------       -------
                                                            23,650        14,437
Less current maturities                                        529           641
                                                           -------       -------
                                                           $23,121       $13,796
                                                           =======       =======

Maturities of long-term debt for the five years subsequent to December 31, 1995 are: $529, $589, $647, $21,313, $168 and $403 thereafter.

(a) The unsecured revolving bank facility provides for a maximum of $43.0 million (up to $30.0 million to finance acquisitions) of borrowings and expires in 1999. On borrowings under this revolver, the Company has the option of electing the lending bank prime rate (8.5% at December 31, 1995 and 1994) or the London Interbank Offering Rate plus .75% - 1.25% (6.4% and 6.9% at December 31, 1995 and 1994, respectively), depending on the fixed charge coverage ratio of the Company at the date of the borrowings, as defined by the credit agreement. At December 31, 1995 and 1994, there was $22.1 million and $31.9 million available under this facility. The credit agreement provides for the reduction of the commitment at the rate of $1.25 million per quarter commencing in March, 1996. There is a commitment fee of .25% - .375% on the average unused portion.

         The agreement requires the Company, among other things, to maintain working capital of no less than $31.0 million and tangible net worth (as defined) of no less than $70.0 million from December 31, 1995 through December 30, 1996; a current ratio of no less than 2.0 to 1; and a ratio of total liabilities to net worth of no greater than 1 to
         1. The Company is in compliance with all covenants as of December 31, 1995 and believes that the covenants will not restrict its future operations.

(b) The balances outstanding at December 31, 1995 and 1994 are payable by the Collitex Group, bear interest at rates ranging from 4.75% - 13.5%, mature serially through 2003 and are secured by property, plant, machinery and lending institution bonds.

NOTE 8: INCOME TAXES

The provision for income taxes consists of the following:

                                                 Years Ended December 31
                                         1995              1994             1993
                                         ----              ----             ----
Federal
  Current                              $ 3,042           $ 2,480          $ 2,584
  Deferred                                 974             1,165              903

Foreign
  Current                                1,850               831              933
  Deferred                                (117)              214              (25)

State                                      643               769              707
                                       -------           -------          -------
                                       $ 6,392           $ 5,459          $ 5,102
                                       =======           =======          =======

The cumulative amounts of each temporary difference that comprise the net deferred tax liability are as follows:

                                                    Years Ended December 31
                                                  1995       1994        1993
Depreciation and other property basis
 differences                                    $ 11,042    $ 10,391    $  4,689
Costs capitalized to inventory for
 income tax purposes                                (424)       (470)       (483)
Accrued liabilities and allowances not
 currently deductible                                (56)       (333)       (390)
Other                                                 47        --          --
                                                --------    --------    --------
                                                $ 10,609    $  9,588    $  3,816
                                                ========    ========    ========

An analysis of the differences between the federal statutory income tax rate and the effective tax rate is set forth below:

                                                       Years Ended December 31
                                                      1995       1994       1993
                                                      ----       ----       ----
Federal statutory tax rate                            35.0%      34.0%      34.0%
State income tax, net of federal income
tax benefit                                            1.9        2.9        3.2
Foreign taxes less than Federal rate                 (10.5)      (6.5)      (4.2)
All other, net                                         2.5        1.6        2.3
                                                     -----       ----       ----
                                                      28.9%      32.0%      35.3%
                                                     =====       ====       ====

Collitex and Orvac currently benefit from tax incentives in Italy which significantly reduce the companies' effective tax rate. These incentives expire from 1996 through 1999.

United States income taxes have not been provided on undistributed foreign earnings of $27.2 million since the Company intends to permanently reinvest such earnings in expanding foreign operations. The unrecognized U.S. tax liability on the undistributed earnings is approximately $4.1 million at December 31, 1995. Total foreign based pre-tax income was approximately $11.5 million, $6.3 million and $4.4 million for 1995, 1994 and 1993, respectively.

NOTE 9:  COMMITMENTS AND CONTINGENT LIABILITIES

A manufacturing facility in Sayre, Pennsylvania, owned beneficially by the principal shareholders of the Company, is leased at an annual rental of $108 through 1996. An office building in Pearl River, New York, also owned beneficially by the principal shareholders, was leased at an annual rental of $100 through 1995.

Total rental expense for all operating leases amounts to $2,373 in 1995, $1,934 in 1994 and $1,700 in 1993. Minimum rental commitments for all noncancelable operating leases for the years 1996-2000 are: $2,274, $1,639, $1,326, $1,225 and
$1,157, respectively. The minimum total rental commitment for all years subsequent to 2000 is $4,120.

The Company accrues severance expense for employees of its Italian subsidiaries, as required by Italian statute, and these amounts are included in other liabilities in the accompanying financial statements.

The Company has been named a potentially responsible party related to contamination which occurred at certain superfund sites. Management believes the ultimate outcome of settling these contingencies is not likely to exceed $100.

In the ordinary course of business, the Company and its subsidiaries are involved in certain disputes and litigation, none of which will in the opinion of management, have a material adverse effect on the Company's financial position or results of operations.

NOTE 10:  SHARES OUTSTANDING AND SHAREHOLDERS' EQUITY

On April 24, 1990, the Company's shareholders approved the 1990 Employee Stock Option Plan under which 1,997,660 shares of common stock, as adjusted for subsequent stock dividends, are reserved for issuance upon the exercise of options to be granted to key employees and directors. The plan provides for such issuances in the form of qualified or non-qualified stock options, and stock appreciation rights may be granted in tandem with non-qualified stock options. The option price per share of qualified stock options cannot be less than 100% of the market value at the date of grant. The option price per share of non-qualified stock options and stock appreciation rights are determined by the Board of Directors at its sole discretion.

The following is a summary of outstanding stock options:

                              Number of Shares(a)      Option Price(a)
                              -------------------      ---------------
1993
----
Granted                                   168,355       $ 8.96 -  9.86
Exercised                                  54,907         2.66 -  6.32
Canceled                                    7,813         6.31 - 16.27
Outstanding and exercisable,
end of year                               653,776         1.38 - 10.30

1994
----
Granted                                    93,750       $         8.80
Exercised                                  77,320         2.35 -  5.01
Canceled                                    8,986        11.20 - 13.87
Outstanding and exercisable,
end of year                               661,220         1.38 - 10.30

1995
----
Granted                                   275,125       $ 8.00 - 12.10
Exercised                                 173,147         1.51 - 11.20
Canceled                                    1,911                 1.50
Outstanding and exercisable,
end of year                               761,287         1.38 - 12.10

(a)      Adjusted for subsequent stock splits.

On August 9, 1995, August 15, 1994 and August 10, 1993, the Board of Directors declared 25% stock splits, effected in the form of stock dividends. All per share information presented in the accompanying financial statements has been adjusted to reflect these stock dividends.

NOTE 11:  EMPLOYEE SAVINGS PLAN

The Company maintains a voluntary employee savings plan adopted pursuant to
Section 401(k) of the Internal Revenue Code. Pursuant to the Plan, the Company, at its option, contributes 40% of employee savings up to 4% of salary. The Company's contribution under the Plan was $339, $320 and $274 during 1995, 1994 and 1993, respectively. The Company does not provide post-retirement or post-employment benefits.

NOTE 12:  BUSINESS SEGMENTS

The Company operates as a one-segment business, engaged in the design, development, manufacture and distribution of label systems, bar code systems, labels, tags and related supplies and services for apparel manufacturers, retailers and other soft goods industries. The Company's manufacturing facilities are located in North America (principally the U.S.), Europe (principally Germany, Italy and the United Kingdom) and Asia (principally Hong
Kong). Included in the Company's consolidated balance sheet at December 31, 1995 are the net assets of the Company's European and Asian operations of approximately $29.6 million and $11.8 million, respectively.

The following presents financial information for domestic, foreign and export operations:

                                               Years Ended December 31
                                         1995           1994            1993
                                         ----           ----            ----
 Sales to unaffiliated customers:
United States - Domestic              $ 130,371       $ 117,647       $ 103,572
- Export                                  8,359           9,347           7,709
Europe                                   42,653          26,685          17,038
Asia                                     20,053          12,933          10,528
                                      ---------       ---------       ---------
Total                                 $ 201,436       $ 166,612       $ 138,847
                                      =========       =========       =========

Operating income:
United States - Domestic              $  18,012       $  15,364       $  13,988
- Export                                  2,347           2,570           2,141
Europe                                    6,912           3,372           1,621
Asia                                      4,993           3,126           3,071
                                      ---------       ---------       ---------
                                         32,264          24,432          20,821

Corporate expenses                       (9,127)         (6,451)         (5,871)
                                      ---------       ---------       ---------
Total                                 $  23,137       $  17,981       $  14,950
                                      =========       =========       =========

Assets employed:
United States                         $  96,054       $  75,803       $  70,536
Europe                                   47,591          43,807           8,775
Asia                                     13,495           9,093           6,182
                                      ---------       ---------       ---------
Total                                 $ 157,140       $ 128,703       $  85,493
                                      =========       =========       =========

United States assets employed are used to manufacture products sold to domestic U.S. customers, export customers and, in certain situations, to non-U.S. intercompany customers.

During 1995, 1994 and 1993, one customer represented 12%, 11% and 12%, respectively, of the Company's total sales.

NOTE 13:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                                                     Dec. 31, 1995   Dec. 31, 1994
                                                     -------------   -------------
Accounts payable                                        $ 9,984          $ 9,551
Accrued payroll costs                                     4,729            3,838
Other accrued liabilities                                 4,430            4,864
                                                        -------          -------
                                                        $19,143          $18,253
                                                        =======          =======

NOTE 14:  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is set forth below:

                                                  Years Ended December 31
                                           1995            1994            1993

Interest                                  $1,507          $  690          $  129

Income taxes                               4,600           2,444           4,002

Cash paid and stock issued for business acquisitions and the fair value of assets acquired and liabilities assumed is set forth below:

                                                                    Dec. 31, 1994
                                                                    -------------
Fair value of assets acquired,
including goodwill
of $13,627 in 1994                                                     $ 30,835
Liabilities assumed                                                     (12,118)
                                                                       --------
Purchase price                                                           18,717
Stock issued for acquisition                                             (2,760)
                                                                       --------
Cash paid, net of cash acquired                                        $ 15,957
                                                                       ========

At December 31, 1995, the goodwill relating to assets acquired in 1994 was increased by an additional $2.2 million. This increase represents contingent payments (including any additional costs associated with these transactions) required under the purchase agreements (Note 2).

NOTE 15.  CONDENSED QUARTERLY FINANCIAL DATA
(Unaudited)

                                             (in thousands, except per share)
                               First Quarter  Second Quarter   Third Quarter   Fourth Quarter
                               -------------  --------------   -------------   --------------
1995
Sales                             $50,524         $52,899         $49,307         $48,706
Gross Profit                       18,492          19,362          17,974          17,196
Operating income                    6,114           6,736           5,549           4,738
Net income                          3,941           4,408           3,631           3,729
                                  -------         -------         -------         -------
Earnings per share                $  0.17         $  0.20         $  0.16         $  0.17
                                  =======         =======         =======         =======

1994
Sales                             $35,982         $42,462         $41,006         $47,162
Gross profit                       12,584          15,722          14,126          16,787
Operating income                    3,398           5,523           4,157           4,903
Net income                          2,178           3,410           2,739           3,274
                                  -------         -------         -------         -------
Earnings per share                $  0.10         $  0.15         $  0.13         $  0.15
                                  =======         =======         =======         =======

Earnings per share have been adjusted to reflect stock dividends.

                       PAXAR CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)

                                                   Additions
                                                   Charged
                                     Balance at    (credited) to
                                     Beginning     Costs and                                         Balance at
 Description                         of Year       Expenses         Other Charges    Deductions      End of Year
 -----------                         ----------    -------------    -------------    ----------      -----------
Year ended December 31, 1995
Allowance for doubtful
 accounts                              $ 506          $ 252           $    --         $173 (2)          $ 585


Year ended December 31, 1994
Allowance for doubtful
 accounts                              $ 411          $ (24)          $476 (1)        $357 (2)          $ 506


Year ended December 31, 1993
Allowance for doubtful
 accounts                              $ 372          $ 332           $    --         $293 (2)          $ 411


(1)      Allowance established related to acquisitions.

(2)      Write-off of uncollectible accounts, net of recoveries and other.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAXAR CORPORATION


By:/s/ Arthur Hershaft
   ---------------------------
   Arthur Hershaft, Chairman
   of the Board of Directors,
   and Chief Executive Officer

Dated:  March 27, 1996
                                      24

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Arthur Hershaft                       By: /s/ Jack Plaxe
   -----------------------------                ---------------------------
   Arthur Hershaft, Chairman                    Jack Plaxe, Chief Financial
   of the Board of Directors,                   Officer and Secretary
   and Chief Executive Officer                  (Principal Financial and
   (Principal Executive Officer)                 Accounting Officer)

Dated: March 27, 1996                          Dated:  March 27, 1996


By: /s/ Victor Hershaft                        By: /s/ Leo Benatar
   -----------------------------                ---------------------------
   Victor Hershaft,                             Leo Benatar, Director
   President, Chief Operating
   Officer and Director

Dated: March 27, 1996                          Dated:  March 27, 1996


By: /s/ Jack Becker                            By: /s/ Robert Laidlaw
   -----------------------------                ---------------------------
   Jack Becker, Director                        Robert Laidlaw, Director

Dated: March 27, 1996                          Dated:  March 27, 1996


By: /s/ Robert T. Puopolo                      By: /s/ Sidney Merians
   -----------------------------                ---------------------------
   Robert T. Puopolo,                           Sidney Merians, Director
   Director

Dated: March 27, 1996                          Dated:  March 27, 1996


By: /s/ David E. McKinney                      By: /s/ Walter W. Williams
   -----------------------------                ---------------------------
   David E. McKinney,                           Walter W. Williams, Director
   Director

Dated: March 27, 1996                          Dated:  March 27, 1996

By: /s/ Thomas R. Loemker
   -----------------------------
   Thomas R. Loemker,
   Director

Dated: March 27, 1996
                                      25

                           EXHIBIT INDEX


Exhibit No.                Description
----------                 ----------------------------------------------
EX-11.1                    Statement re Computation of Per Share Earnings
EX-21.1                    List of Subsidiaries of Registrant
EX-23.1                    Consent of Independent Public Accountants
EX-27                      Financial Data Schedule