Form 10-Q
period 1996-03-31
PAXAR CORP
filed 1996-05-13
CIK 75681

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

     (Mark One)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 1996

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

                              Yes X     No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (March 31, 1996)

          Common Stock, $0.10 par value: 22,225,322 shares

                    PART 1. FINANCIAL INFORMATION
                    _____________________________



     The financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     In the opinion of the Company, all adjustments, consisting only of normal recurring accruals and adjustments, necessary to present fairly the financial information contained herein, have been included.

     Item 1.  Financial Statements




                    PAXAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                              (Unaudited)


                                          Three Months Ended March 31
                                          ___________________________
                                                  1996           1995
                                          ____________   ____________
                                           (in thousands, except per
                                                 share amounts)

      Sales                                   $52,750        $50,524

      Cost of sales                            33,256         32,032
                                              ________       ________
        Gross profit                           19,494         18,492

      Selling, general and
       administrative expenses                 13,503         12,378
                                              ________       ________
        Operating income                        5,991          6,114

      Equity in net income of affiliate           552              -

      Interest expense, net                      (512)          (402)
                                              ________       ________
        Income before taxes                     6,031          5,712

      Taxes on income                           1,688          1,771
                                              ________       ________
        Net income                            $ 4,343        $ 3,941
                                              ________       ________
      Weighted average shares
       outstanding                             22,576         22,190
                                              ________       ________
      Earnings per share                        $0.19          $0.18
                                              ________       ________




               See Notes to Consolidated Financial Statements

                    PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                 Mar. 31, 1996    Dec. 31, 1995
                                                 _____________    _____________
                                                  (unaudited)
                                                    (in thousands, except
                                                        share amounts)
      ASSETS
      Current assets:
      Cash                                           $  3,268         $  3,466
      Short-term investments                            1,319            3,219
      Receivables, less allowance for doubtful
       accounts of $672 in 1996 and $585 in
       1995                                            37,061           31,321
      Inventories                                      29,198           29,322
      Other current assets                              4,449            3,082
      Deferred income taxes                               527              527
                                                     _________        _________
        Total current assets                           75,822           70,937
                                                     _________        _________
      Property, plant and equipment, at cost           89,185           83,918
       Accumulated depreciation                       (31,919)         (30,062)
                                                     _________        _________
        Net property, plant and equipment              57,266           53,856
                                                     _________        _________
      Investment in affiliate                          16,529           15,969
      Goodwill                                         18,968           15,802
      Other assets                                        544              576
                                                     _________        _________
                                                     $169,129         $157,140
                                                     _________        _________
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
      Due to banks                                   $  2,548         $  2,991
      Current maturities of long-term debt                546              529
      Accounts payable and accrued liabilities         22,472           19,143
      Accrued taxes on income                           2,969            1,595
                                                     _________        _________
        Total current liabilities                      28,535           24,258
                                                     _________        _________
      Long-term debt                                   26,221           23,121
      Deferred income taxes                            11,192           11,136
      Other liabilities                                 3,486            3,429
      Shareholders' equity:
        Preferred Stock, $0.01 par value,
         5,000,000 shares authorized, none
         issued and outstanding                             -                -





        Common Stock, $0.10 par value,
         30,000,000 shares authorized,
         22,225,322 and 22,207,820 shares
         issued and outstanding in 1996 and
         1995, respectively                             2,223            2,221
      Paid-in capital                                  36,931           36,723
      Retained earnings                                61,345           57,002
      Foreign currency translation adjustments           (804)            (750)
                                                     _________        _________
        Total shareholders' equity                     99,695           95,196
                                                     _________        _________
                                                     $169,129         $157,140
                                                     _________        _________




               See Notes to Consolidated Financial Statements

                    PAXAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For the Three Months Ended March 31, 1996 and 1995
                    (in thousands, except share amounts)

                                (Unaudited)

                                                                    Foreign
                                                                    Currency
                              Common Stock      Paid-in  Retained   Translation
                            Shares     Amount   Capital  Earnings   Adjustments
                            ______      ______  _______  ________   ___________

      Balance December
       31, 1994            17,556,061   $1,756   $35,432   $41,742     $(1,077)
        Net income                  -        -         -     3,941           -
        Exercise of
         stock options         65,844        6       107         -           -
        Employee stock
         purchase plan         14,062        1       152         -           -
        Translation
         adjustments                -        -         -         -         (96)
                           __________   ______   _______   _______     ________
      Balance, March 31,
       1995                17,635,967   $1,763   $35,691   $45,683     $(1,173)
                           __________   ______   _______   _______     ________

      Balance, December
       31, 1995            22,207,820   $2,221   $36,723   $57,002     $  (750)
        Net income                  _        _         _     4,343           -
        Exercise of
         stock options          6,122        1        50         -           -
        Employee stock
         purchase plan         11,380        1       158         -           -
        Translation
         adjustments                -        -         -         -         (54)
                           __________   ______   _______   _______     ________
      Balance, March 31,
       1996                22,225,322   $2,223   $36,931   $61,345      $ (804)
                           __________   ______   _______   _______     ________







               See Notes to Consolidated Financial Statements

                    PAXAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)

                                                       Three Months
                                                      Ended March 31
                                                       1996      1995
                                                   ________  ________
                                                      (in thousands)

      OPERATING ACTIVITIES:
      Net income                                   $ 4,343   $ 3,941
                                                   ________  ________
      Depreciation and amortization                  2,106     2,141
      Deferred income taxes                             56       246
      Equity in net income of affiliate               (552)        -
      Changes in assets and liabilities, net of
       business acquired:
       Receivables                                  (5,116)   (2,999)
       Inventories                                     415    (1,040)
       Other current assets                         (1,144)   (1,198)
       Accounts payable and accrued liabilities      2,101     1,961
       Taxes on income                               1,330     1,354
       Other liabilities                                57        29
                                                   ________  ________
                                                      (747)      494
                                                   ________  ________
       Net cash provided by operating activities     3,596     4,435
                                                   ________  ________
      INVESTING ACTIVITIES:
      Decrease of short-term investments             1,900       183
      Purchases of property, plant and equipment    (4,072)   (1,633)
      Acquisition of Brian Pulfrey Ltd.             (4,601)        -
      Other                                             71       (63)
                                                   ________  ________
       Net cash used in investing activities        (6,702)   (1,513)
                                                   ________  ________
      FINANCING ACTIVITIES:
      Increase (decrease) of short-term debt          (426)     (371)
      Additions of long-term debt                    8,254     1,200
      Reductions of long-term debt                  (5,154)   (2,700)
      Exercise of stock options/stock purchase
       plan                                            210       266
                                                   ________  ________
       Net cash provided by financing activities     2,884    (1,605)
                                                   ________  ________
      OTHER ACTIVITIES:
      Effect of exchange rate on cash                   24         7
                                                   ________  ________





      Increase (decrease) in cash                     (198)    1,324
      Cash, at beginning of year                     3,466     3,136
                                                   ________  ________
      Cash at end of period                        $ 3,268   $ 4,460
                                                   ________  ________


               See Notes to Consolidated Financial Statements

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Dollars in thousands, except share data.

     NOTE 1:   GENERAL

     The accounting policies followed during interim periods are in conformity with generally accepted accounting principles, and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Other than Balance Sheet amounts as of December 31, 1994 and 1995, all amounts contained herein are unaudited.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     NOTE 2:   BUSINESS ACQUISITION

     On January 22, 1996, the Company, through its United Kingdom subsidiary, purchased the outstanding capital stock of Brian Pulfrey Limited(Pulfrey). The purchase price was approximately $4.6 million and is subject to adjustment for changes in shareholders equity, as defined. Pulfrey manufactures printed labels and tags principally for U.K. apparel and retail companies. The acquisition is not expected to have a material effect on the Company s financial statements.

     The acquisition is being accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired is recorded as goodwill.

     NOTE 3:   INVESTMENT IN AFFILIATE

     On June 29, 1995, the Company invested $15.0 million in a new joint venture company, which simultaneously acquired Monarch Marking Systems, Inc. and related companies (Monarch). Monarch manufactures and markets marking equipment and supplies in the U.S., United Kingdom, Germany, France, Mexico, Canada, Hong Kong and Australia, and sells and distributes marking equipment and supplies in 75 other countries around the world. The
     Company s investment, which represents a 49% interest (initially 49.5%) is being accounted for using the equity method. As of March 31, 1996, the Company s investment in Monarch represents the initial investment, together with related costs and expenses, plus the Company s equity in Monarch's net income for the period June 29, 1995 to March 31, 1996.

     The following unaudited proforma results of operations assume the investment and acquisition occurred at the beginning of 1995. The Monarch purchase price allocation is not complete, and adjustments, which are not expected to be material to the Company s share of Monarch s net income, may be necessary. In the 1995 period, Monarch s results include $6.1 million of non-recurring charges for adjustments to operating items and accordingly, the proforma results shown below reflect the Company s share of these charges. These proforma results do not purport to be indicative of the results of operations which may result in the future.

                                        Three Months
                                       Ended March 31
                                            1995
                                        (Unaudited)
                                       ______________

      Sales                                  $50,524
                                             _______
      Net income                             $ 3,281
                                             _______
      Earnings per share                       $0.15
                                             _______

     NOTE 4:   INVENTORIES

     The components of inventories are set forth below:

                                      March 31, 1996    Dec. 31, 1995
                                      ______________    _____________
      Raw materials                          $16,267          $16,603
      Work-in-Process                          3,103            2,850
      Finished goods                           9,828            9,869
                                             _______          _______
                                             $29,198          $29,322
                                             _______          _______

     NOTE 5:   LONG-TERM DEBT

     An analysis of long-term debt is set forth below:

                                      March 31, 1996    Dec. 31, 1995
                                      ______________    _____________
      Unsecured revolving bank
       facility                              $23,762          $20,900
      Secured and unsecured loans on
       foreign property, plant and
       machinery                               2,267            2,309
      Other                                      738              441
                                             _______          _______
                                              26,767           23,650
      Less current maturities                    546              529
                                             _______          _______
                                             $26,221          $23,121
                                             _______          _______

     NOTE 6:   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     A summary of accounts payable and accrued liabilities is set forth below:

                                      March 31, 1996    Dec. 31, 1995
                                      ______________    _____________
      Accounts payable                       $12,157          $ 9,984
      Accrued payroll costs                    3,857            4,729
      Other accrued liabilities                6,458            4,430
                                             _______          _______
                                             $22,472          $19,143
                                             _______          _______


     NOTE 7:   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes is set forth below:

                                            Three Months Ended
                                      March 31, 1996   March 31, 1995
                                      ______________   ______________
      Interest                                  $471             $363
      Income Taxes                              $263             $111


     Cash paid for business acquisition and the fair value of assets acquired and liabilities assumed is set forth below:

                                               March 31, 1996
                                               ______________
      Estimated fair value of assets
      acquired, including goodwill of
      $3,266                                         $ 5,795
      Liabilities assumed                             (1,194)
                                                     ________
      Cash paid                                      $ 4,601
                                                     ________

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     OPERATING RESULTS

     The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                                      Three Months
                                                     Ended March 31
                                                     ______________
                                                    1996        1995
                                                    ____        ____
      Sales                                        100.0%      100.0%
      Cost of Sales                                 63.0        63.4
                                                   _____       _____
        Gross Profit                                37.0        36.6
      Selling, general and administrative
       expenses                                     25.6        24.5
                                                   _____       _____
        Operating income                            11.4        12.1
      Equity in net income of affiliate              1.0           -
      Interest expense, net                         (1.0)       (0.8)
                                                   _____       _____
        Income before taxes                         11.4        11.3
      Taxes on income                                3.2         3.5
                                                   _____       _____
        Net income                                   8.2%        7.8%
                                                   _____       _____

     Sales were $52.7 million for the three months ended March 31, 1996 compared to $50.5 million for the three months ended March 31, 1995, an increase of 4%. Foreign-based and export sales increased from $17.1 million for the three months ended March 31, 1995 to $20.9 million for the comparable period in 1996. The Company's apparel identification systems business grew 10% in the three months ended March 31, 1996 as compared with the three months ended March 31, 1995. The Company s apparel identification products business was approximately equal to the three months ended March 31, 1995.

     The gross profit was $19.5 million in the three months ended March 31, 1996 compared to $18.5 million in the comparable period of 1995, an increase of 5%. The gross profit margin was 37.0% for the current period compared to 36.6% for the three months ended March 31, 1995.

     Selling, general and administrative ( SG&A ) expenses were $13.5 million for the three months ended March 31, 1996 compared to $12.4 million for the comparable period of 1995, an increase of 9%. As a percentage of sales, SG&A expenses were 25.6% for the three months ended March 31, 1996 compared to 24.5% for the comparable period in 1995.

     Operating income was $6.0 million or 11.4% of sales for the three months ended March 31, 1996 compared to $6.1 million or 12.1% of sales for the three months ended March 31, 1995.

     Equity in net income of affiliate was $552,000 for the three months ended March 31, 1996. (See Note 3 of Notes to Consolidated Financial Statements.)

     Interest expense, net was $512,000 for the three months ended March 31, 1996 compared to $402,000 for March 31, 1995.

     Income before taxes was $6.0 million (11.4% of sales) for the three months ended March 31, 1996 as compared to $5.7 million (11.3% of sales) for the three months ended March 31, 1995. The increase in pretax profit for the three months ended March 31, 1996 compared to March 31, 1995 is summarized as follows:

                                              (in millions)

      Sales increase, net of increased SG&A
      expenses                                    $(0.3)

      Improvement in gross margin                   0.2

      Equity in net income of affiliate             0.5

      Increased interest expense, net              (0.1)
                                                   _____
        Net increase                               $0.3
                                                   _____

     The effective income tax rate was 28% for the three months ended March 31, 1996 compared to 31% for the three months ended March 31, 1995. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The lower rate is attributable to the addition of equity in net income of affiliate. The tax rate is below the U.S. statutory federal income tax rate of 35% due to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 receive special tax abatement incentives which expire from 1996 through 1999.

     Net income for the three months ended March 31, 1996 increased 10% to $4.3 million (8.2% of sales) from $3.9 million (7.8% of sales) in the 1995 period. Net income per share was $0.19 for the three months ended March 31, 1996 from $0.18 for the three months ended March 31, 1995.

     LIQUIDITY AND CAPITAL RESOURCES:

     The table below presents the summary of cash flow for the periods indicated:

                                                     (in millions)
                                                      Three Months
                                                     Ended March 31
                                                     ______________
                                                    1996        1995
                                                    ____        ____
      Net cash provided by operating
      activities                                   $ 3.6       $ 4.4

      Net cash used in investing activities         (6.7)       (1.5)

      Net cash provided by (used in)
      financing activities                           2.9        (1.6)
                                                   ______      ______
        Total change in cash                       $(0.2)      $ 1.3
                                                   ______      ______

     Operating activities:
     Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and capital expenditures.
     During the first quarter of 1996, cash provided by operating activities was $3.6 million. Cash provided by operating activities in the first quarter of 1995 was $4.4 million. Depreciation and amortization was $2.1 million during the first quarters of 1996 and 1995.

     Investing activities:
     During the first quarter of 1996 capital expenditures were $4.1 million compared to $1.6 million during the first quarter of 1995. Other than projects for employee safety and environmental improvement, all new capital projects are carefully analyzed and are required to make a positive contribution on a net present value basis, generating an attractive internal rate of return on invested capital. The Company currently anticipates capital expenditures of $15 million for the year ended December 31, 1996. In addition, the Company intends to continue its growth, in part by acquisitions of other complementary or related businesses and believes that further acquisitions outside the United States would be of important strategic value.

     Financing activities:
     The table below shows the components of total capital at:

                                                   (in millions)
                                               March 31,    Dec. 31,
                                                 1996         1995
                                               ________     _______
      Long-term debt                             $ 26.2      $ 23.1
      Shareholder's equity                         99.7        95.2
                                                 ______      ______
        Total capital                            $125.9      $118.3
                                                 ______      ______
      Long-term debt as a percent of total
       capital                                     20.8%       19.5%
                                                 ______      ______

     Long-term debt increased to $26.2 million at March 31, 1996 from $23.1 million at December 31, 1995. At March 31, 1996, long-term debt as a percent of total capital was 20.8% compared to 19.5% at December 31, 1995.

     The Company has a revolving credit agreement allowing it to borrow up to $41.7 million. At March 31, 1996, there was $18.0 million available under the revolving credit agreement. The revolving credit agreement provides for the reduction of the commitment at the rate of $1.25 million per quarter commencing on March 30, 1996. Any remaining balance outstanding will be due March 30, 1999. At March 31, 1996, the Company was in compliance with all provisions of the loan agreement.

                         PART II.  OTHER INFORMATION
                         ___________________________


     Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibit Index.  None.

     b) Reports on Form 8-K. No reports were filed on Form 8-K during the first quarter of 1996.

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




                                        PAXAR CORPORATION
                                        ______________________________
                                        Registrant




                                        /s/ Jack R. Plaxe
                                        ______________________________
                                        Signature




                                        Jack R. Plaxe
                                        ______________________________
                                        Full Name of Signing Officer




                                        Vice President and
                                        Chief Financial Officer *
                                        ______________________________
                                        Title of Signing Officer




                                        May 13, 1996
                                        ______________________________
                                        Date


     *Mr. Plaxe has signed this Report in the dual capacity of duly authorized officer and Chief Financial Officer.