Form 10-Q
period 1996-06-30
PAXAR CORP
filed 1996-07-30
CIK 75681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended June 30, 1996

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

         For the transition period from ____________ to _____________


                          Commission file number 0-5610

                                PAXAR CORPORATION
             (Exact name of registrant as specified in its charter)

                               New York 13-5670050
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification No.)

              105 Corporate Park Drive, White Plains, N.Y. 10604
                   (Address of principal executive offices)

                                 914 697-6800
             (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers's classes of common stock, as of the latest practicable date. (June 30, 1996)

               Common Stock, $0.10 par value: 22,317,126 shares

                          PART 1. FINANCIAL INFORMATION


The financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of the Company, all adjustments, consisting only of normal recurring accruals and adjustments, necessary to present fairly the financial information contained herein, have been included.

Item 1:     Financial Statements


                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months             Six Months
                                   Ended June  30          Ended June 30
                                  1996        1995        1996        1995
                                  ----        ----        ----        ----
                                  (in thousands, except per share amounts)
Sales                          $57,554     $52,899    $110,304    $103,423

Cost of sales                   36,257      33,537      69,513      65,569
                              --------    --------   ---------    --------

    Gross profit                21,297      19,362      40,791      37,854

Selling, general and
   administrative expenses      14,133      12,626      27,636      25,004
                              --------    --------   ---------    --------

    Operating income             7,164       6,736      13,155      12,850

Equity in net income of
   affiliate                     1,014           -       1,566           -

Interest expense, net             (478)       (349)       (990)       (751)
                              --------    --------   ---------    --------

    Income before taxes          7,700       6,387      13,731      12,099

Taxes on income                  2,087       1,979       3,775       3,750
                              --------    --------   ---------    --------

Net income                    $  5,613    $  4,408   $   9,956   $   8,349
                              ========    ========   =========   =========

Weighted average shares
   outstanding                  22,719      22,425      22,648      22,324
                              ========    ========   =========   =========
Earnings per share            $   0.25    $   0.20   $    0.44   $    0.37
                              ========    ========   =========   =========
















                See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                          June 30, 1996 Dec. 31, 1995
                                          ------------- -------------
                                            (unaudited
                                              (in thousands, except
                                                 share amounts)
ASSETS
Current assets:
Cash                                        $     3,221  $      3,466
Short-term investments                            1,649         3,219
Receivables, less allowance for doubtful
   accounts of $762 in 1996 and $585 in
   1995                                          39,739        31,321
Inventories                                      31,085        29,322
Other current assets                              4,222         3,082
Deferred income taxes                               527           527
                                            -----------  ------------
    Total current assets                         80,443        70,937
                                            -----------  ------------
Property, plant and equipment, at cost           91,531        83,918
   Accumulated depreciation                     (34,163)      (30,062)
                                            -----------  ------------
    Net property, plant and equipment            57,368        53,856
                                            -----------  ------------
Long-term investments                             4,005             -
Investment in affiliate                          17,543        15,969
Goodwill                                         18,856        15,802
Other assets                                        640           576
                                            -----------  ------------
                                            $   178,855  $    157,140
                                            ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                $     1,829   $     2,991
Current maturities of long-term debt                575           529
Accounts payable and accrued liabilities         26,517        19,143
Accrued taxes on income                           3,087         1,595
                                           ------------  ------------
    Total current liabilities                    32,008        24,258
                                           ------------  ------------
Long-term debt                                   27,998        23,121
Deferred income taxes                            11,173        11,136
Other liabilities                                 1,432         3,429
Shareholders' equity:
   Preferred Stock, $0.01 par value,
    5,000,000 shares authorized, none
    issued and outstanding                            -             -
   Common Stock, $0.10 par value,
    100,000,000 shares authorized,
    22,317,126 and 22,207,820 shares
    issued and outstanding, in 1996 and
    1995, respectively                            2,232         2,221
Paid-in capital                                  37,562        36,723
Retained earnings                                66,958        57,002
Foreign currency translation adjustments           (508)         (750)
                                           ------------  ------------
    Total shareholders' equity                  106,244        95,196
                                           ------------  ------------
                                           $    178,855  $    157,140
                                           ============  ============





                See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Six Months Ended June 30, 1996 and 1995
                      (in thousands, except share amounts)

                                   (Unaudited)
                                                                      Foreign
                                                                      Currency
                              Common Stock     Paid-in  Retained     Translation
                           Shares     Amount   Capital  Earnings     Adjustments
                           ------     ------   -------  --------     -----------
Balance, December 31,
   1994                   17,556,061  $1,756   $35,432  $41,742         $(1,077)
    Net income                     -       -         -    8,349               -
    Exercise of stock
      options                105,204      10       355        -               -
    Employee stock
      purchase plan           28,933       3       380        -               -
    Translation
      adjustments                  -       -         -        -             160
                          ----------  ------   -------  -------         -------

Balance, June 30, 1995    17,690,198  $1,769   $36,167  $50,091         $  (917)
                          ==========  ======   =======  =======         =======


Balance, December 31,
   1995                   22,207,820  $2,221   $36,723  $57,002         $  (750)
    Net income                   -         -         -    9,956               -
    Exercise of stock
      options                 85,047       9       469        -               -
    Employee stock
      purchase plan           24,259       2       370        -               -
    Translation
      adjustments                  -       -         -        -             242
                          ----------  ------   -------  -------         -------

Balance, June 30, 1996    22,317,126  $2,232   $37,562  $66,958         $  (508)
                          ==========  ======   =======  =======         =======






















                See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                Six Months Ended June 30
                                                 1996               1995
                                                 ----               ----
                                                     (in thousands)
OPERATING ACTIVITIES:
Net income                                  $   9,956          $   8,349
                                            ---------          ---------

Depreciation and amortization                   4,505              3,988
Deferred income taxes                              37                321
Equity in net income of affiliate              (1,566)                -
Change in assets and liabilities,
 net of business acquired:
    Receivables                                (7,794)            (4,052)
    Inventories                                (1,472)            (1,859)
    Other current assets                         (917)            (1,309)
    Accounts payable and accrued
     liabilities                                6,387              1,974
    Taxes on income                             1,448              1,099
    Other liabilities                          (1,997)               100
                                            ---------          ---------
                                               (1,369)               262
                                            ---------          ---------
    Net cash provided by operating
     activities                                 8,587              8,611
                                            ---------          ---------


INVESTING ACTIVITIES:
Decrease (increase) of short-term
 investments                                    1,570               (224)
Purchases of property, plant and
 equipment                                     (6,481)            (4,345)
Purchase of long-term investments              (4,005)                -
Investment in affiliates                           -             (15,050)
Acquisition of Brian Pulfrey Ltd.              (4,613)                -
Other                                               7                (33)
                                            ---------          ---------
    Net cash used in investing
     activities                               (13,522)           (19,652)
                                            ---------          ---------


FINANCING ACTIVITIES:
Decrease of short-term debt                    (1,116)            (1,808)
Additions of long-term debt                    18,854             16,400
Reductions of long-term debt                  (13,977)            (5,266)
Exercise of stock options/
 stock purchase plan                              850                748
                                            ---------         ----------
    Net cash provided by financing
     activities                                 4,611             10,074
                                            ---------         ----------


OTHER ACTIVITIES:
Effect of exchange rate changes on cash            79                (24)
                                            ---------         ----------
Increase (decrease) in cash                      (245)              (991)
Cash, at beginning of year                      3,466              3,136
                                            ---------         ----------
Cash at end of period                       $   3,221         $    2,145
                                            =========         ==========





                See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollars in thousands, except share data.

NOTE 1:     GENERAL

The accounting policies followed during interim periods are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Other than Balance Sheet amounts as of December 31, 1994 and 1995, all amounts contained herein are unaudited.

Reclassifications:

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2:     BUSINESS ACQUISITION

On January 22, 1996, the Company, through its United Kingdom subsidiary, purchased the outstanding capital stock of Brian Pulfrey Limited ("Pulfrey"). The purchase price was approximately $4.6 million and is subject to adjustment for changes in net assets, as defined. Pulfrey manufactures printed labels and tags principally for U.K. apparel and retail companies. The acquisition is not expected to have a significant effect on the revenues or net income of the Company.

The acquisition is being accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired is recorded as goodwill.

Cash paid for this business acquisition and the fair value of assets acquired and liabilities assumed is set forth below:

                                                      June 30, 1996
                                                      -------------
Estimated fair value of assets acquired,
   including goodwill of $3,278                            $ 5,807
Liabilities assumed                                         (1,194)
                                                           -------
Cash paid                                                  $ 4,613
                                                           =======

NOTE 3:     INVESTMENT IN AFFILIATE

On June 29, 1995, the Company invested $15.0 million in a new joint venture company, which simultaneously acquired Monarch Marking Systems, Inc. and related companies ("Monarch"). Monarch manufactures and markets marking equipment and supplies in the U.S., United Kingdom, Germany, France, Mexico, Canada, Hong Kong and Australia, and sells and distributes marking equipment and supplies in 75 other countries around the world. The Company's investment, which represents a 49% interest (initially 49.5%) is being accounted for using the equity method. As of June 30, 1996, the Company's investment in Monarch represents the initial investment, together with related costs and expenses, plus the Company's equity in Monarch's net income for the period June 29, 1995 to June 30, 1996.

The following unaudited proforma results of operations assume the investment occurred at the beginning of 1995. The Monarch purchase price allocation is not complete, and adjustments, which are not expected to be material to the Company's share of Monarch's net income, may be necessary. In the 1995 period, Monarch's results include $6.1 million of non-recurring charges for adjustments to operating items, and accordingly, the proforma results shown below reflect the Company's share of these charges. These proforma results do not purport to be indicative of the results of operations which may result in the future.

                                Six Months Ended
                                  June 30, 1995
                                   (Unaudited)

Sales                                   $103,423

Net income                                $8,706

Earnings per share                         $0.39


NOTE 4:     INVENTORIES

The components of inventories are set forth below:

                                   June 30, 1996    December 31, 1995
                                   -------------    -----------------
Raw materials                            $17,758              $16,603
Work-in-Process                            3,096                2,850
Finished goods                            10,231                9,869
                                         -------              -------
                                         $31,085              $29,322
                                         =======              =======


NOTE 5:     LONG-TERM INVESTMENTS

Long-term investment consists of the unexpended portion of proceeds made available by the Economic Development Revenue Bonds (see Note 7 of Notes to Consolidated Financial Statements). The funds are invested in U.S. Treasury obligations bearing interest at a weighted average rate of 6%.


NOTE 6:     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                                   June 30, 1996    December 31, 1995
                                   -------------    -----------------
Accounts payable                         $12,782              $ 9,984
Accrued payroll costs                      4,343                4,729
Other accrued liabilities                  9,392                4,430
                                         -------              -------
                                         $26,517              $19,143
                                         =======              =======

NOTE 7:     LONG-TERM DEBT

An analysis of long-term debt is set forth below:

                                   June 30, 1996    December 31, 1995
                                   -------------    -----------------
Unsecured revolving bank
   facility                              $18,000              $20,900
Economic Development Revenue
   Bond                                    8,000                    -
Secured and unsecured loans
   on foreign property, plant
   and machinery                           2,166                2,309
Other                                        407                  441
                                         -------              -------
                                          28,573               23,650
Less current maturities                      575                  529
                                         -------              -------
                                         $27,998              $23,121
                                         =======              =======


NOTE 8:     SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is set forth below:

                                          Six Months Ended
                                   June 30, 1996      June 30, 1995
                                   -------------      -------------
Interest                                    $978               $688
Income Taxes                              $2,137             $1,779

Item 2: Managements Discussion and Analysis of Financial Condition and Results of Operations


OPERATING RESULTS:

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                   Three Months               Six Months
                                  Ended June 30              Ended June 30
                                1996          1995         1996         1995
                                ----          ----         ----         ----

Sales                          100.0%        100.0%       100.0%       100.0%
Cost of Sales                   63.0          63.4         63.0         63.4
                               -----         -----        -----        -----
    Gross Profit                37.0          36.6         37.0         36.6
Selling, general and
   administrative expenses      24.6          23.9         25.1         24.2
                               -----         -----        -----        -----
    Operating income            12.4          12.7         11.9         12.4
Equity in net income of
   affiliate                     1.8             -          1.4            -
Interest expense, net           (0.8)         (0.6)        (0.9)        (0.7)
                               -----         -----        -----        -----
    Income before taxes         13.4          12.1         12.4         11.7
Taxes on income                  3.6           3.8          3.4          3.6
                               -----         -----        -----        -----
    Net income                   9.8%          8.3%         9.0%         8.1%
                               =====         =====        =====        =====

Second Quarter 1996 compared to 1995
Sales increased to $57.6 million or 8.8% for the three months ended June 30, 1996 compared to $52.9 million for the three months ended June 30, 1995. Foreign-based and export sales increased 28.5% from $18.1 million for the three months ended June 30, 1995 to $23.3 million for the three months ended June 30, 1996. The Company's apparel identification systems business was approximately equal to the three months ended June 30, 1995. The Company's apparel identification products grew 15% in the three months ended June 30, 1996, as compared with the three months ended June 30, 1995.

The gross profit was $21.3 million in the three months ended June 30, 1996, compared to $19.4 million in the comparable period of 1995, an increase of 10%. The gross profit margin was 37.0% for the current period compared to 36.6% for the three months ended June 30, 1995.

Selling, general and administrative (SG&A) expenses were $14.1 million for the three months ended June 30, 1996 compared to $12.6 million for the comparable period of 1995, an increase of 12%. As a percentage of sales, SG&A expenses were 24.6% for the three months ended June 30, 1996, compared to 23.9% for the comparable period in 1995.

Operating income was $7.2 million or 12.4% of sales for the three months ended June 30, 1996, compared to $6.7 million or 12.7% of sales for the three months ended June 30, 1995.

Equity in net income of affiliate was $1.0 million for the three months ended June 30, 1996. (See Note 3 of Notes to Consolidated Financial Statements.)

Interest expense, net, was $478,000 for the three months ended June 30, 1996, compared to $349,000 for June 30, 1995.

Income before taxes was $7.7 million (13.4% of sales) for the three months ended June 30, 1996, as compared to $6.4 million (12.1% of sales) for the three months ended June 30, 1995.

The effective income tax rate was 27% for the three months ended June 30, 1996, compared to 31% for the three months ended June 30, 1995. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The lower tax rate is attributable to the addition of equity in the net income of affiliate. The tax rate is below the U.S. statutory federal income tax rate of 35% due to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 receive special tax abatement incentives which expire from 1996 through 1999.

Net income for the three months ended June 30, 1996 increased 27% to $5.6 million (9.8% of sales) from $4.4 million (8.3% of sales) in the 1995 period. Net income per share was $0.25 for the three months ended June 30, 1996 from $0.20 for the three months ended June 30, 1995.

Six Months 1996 compared to 1995
Sales  increased  to $110.3  million or 6.7% for the six  months  ended June 30,
1996, compared to $103.4 million for the six months ended June 30, 1995. Foreign-based and export sales increased 25.1% from $35.3 million for the six months ended June 30, 1995 to $44.2 million for the six months ended June 30, 1996. The Company's apparel identification systems business was approximately equal to the six months ended June 30, 1995. The Company's apparel identification products grew 11% in the six months ended June 30, 1996, as compared with the six months ended June 30, 1995.

The gross profit was $40.8 million in the six months ended June 30, 1996, compared to $37.9 million in the comparable period of 1995, an increase of 7.8%. The gross profit margin was 37.0% for the current period compared to 36.6% for the six months ended June 30, 1995.

Selling, general and administrative (SG&A) expenses were $27.6 million for the six months ended June 30, 1996, compared to $25.0 million for the comparable period of 1995, an increase of 11%. As a percentage of sales, SG&A expenses were 25.1% for the six months ended June 30, 1996, compared to 24.2% for the comparable period in 1995.

Operating income was $13.2 million or 11.9% of sales for the six months ended June 30, 1996, compared to $12.9 or 12.4% of sales for the six months ended June 30, 1995.

Equity in net income of affiliate was $1.6 million for the six months ended June 30, 1996. (See Note 3 of Notes to Consolidated Financial Statements.)

Interest expense, net, was $990,000 for the six months ended June 30, 1996, compared to $751,000 for June 30, 1995.

Income before taxes was $13.7 million (12.4% of sales) for the six months ended June 30, 1996, as compared to $12.1 million (11.7% of sales) for the six months ended June 30, 1995. The increase in pretax profit for the six months ended June 30, 1996 compared to June 30, 1995 is summarized as follows:

                                                    (in millions)
Sales increase, net of increased SG&A expenses          $(0.1)

Improvement in gross margin                               0.3

Equity in net income of affiliate                         1.6

Increased interest expense, net                          (0.2)
                                                         -----
   Net increase                                         $ 1.6
                                                         =====

The effective income tax rate was 27% for the six months ended June 30, 1996, compared to 31% for the six months ended June 30, 1995. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The lower tax rate is attributable to the addition of equity in the net income of affiliate. The tax rate is below the U.S. statutory federal income tax rate of 35% due to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 receive special tax abatement incentives which expire from 1996 through 1999.

Net income for the six months ended June 30, 1996 increased 19% to $10.0 million (9.0% of sales) from $8.3 million (8.1% of sales) in the 1995 period. Net income per share was $0.44 for the six months ended June 30, 1996 compared to $0.37 for the six months ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES:

The table below presents the summary of cash flow for the periods indicated:

                                          (in millions)
                                      Six Months Ended June 30
                                         1996          1995
                                         ----          ----

Net cash provided by operating
 activities                            $  8.6        $  8.6

Net cash used in investing              (13.5)        (19.7)
 activities

Net cash provided by financing
 activities                               4.6          10.1
                                       ------        ------

   Total change in cash                $ (0.3)       $ (1.0)
                                       ======        ======

Operating Activities
Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and capital expenditures. Cash provided by operating activities as of June 30, 1996 and 1995 was $8.6 million. Depreciation and amortization was $4.5 million during the first six months of 1996, compared to $4.0 million in the comparable period of 1995.

Investing Activities
During the first six months of 1996 capital expenditures were $6.5 million, compared to $4.3 million during the first six months of 1995. Other than projects for employee safety and environmental improvement, all new capital projects are carefully analyzed and are required to make a positive contribution on a net present value basis, generating an attractive internal rate of return on invested capital. The Company currently anticipates capital expenditures of $15 million for the year ended December 31, 1996. In addition, the Company intends to continue its growth, in part by acquisitions of other complementary or related businesses and believes that further acquisitions outside the United States would be of important strategic value.

Financing Activities
The table below shows the components of total capital at:

                                     (in millions)
                              June 30, 1996    Dec. 31, 1995
                              -------------    -------------
Long-term debt                       $ 28.0           $ 23.1

Shareholders' equity                  106.2             95.2
                                     ------           ------
   Total capital                     $134.2           $118.3
                                     ------           ------

Long-term debt as a
  percent of total capital             20.9%            19.5%
                                     ------           ------

Long-term debt increased to $28.0 million at June 30, 1996, from $23.1 million at December 31, 1995. At June 30, 1996, long-term debt as a percent of total capital was 20.9% compared to 19.5% at December 31, 1995.

In addition, on May 16, 1996, the Company raised $8.0 million by the sale of Economic Development Revenue Bonds issued by the State of South Carolina. The Company was reimbursed $3.2 million for qualified expenses and the balance of $4.8 million is invested primarily in U.S. Treasuries (see Note 5 of Notes to Consolidated Financial Statements). The bonds will mature in 15 years. The bonds will be used to finance the construction of the Rock Hill, South Carolina, manufacturing facility, as well as future expansion of and improvements to the project.

On June 18, 1996, the Company amended and restated its revolving credit agreement, allowing it to borrow up to $60.0 million. The facility will expire June, 2001. At June 30, 1996, there was $42.0 million available under the revolving credit agreement. The Company was in compliance with all provisions of the loan agreement.

                           PART II. OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security Holders

On April 24, 1996 the Company held an Annual Meeting of Shareholders to elect five Directors, each to serve for a term of two years and until their successors are fully elected and qualified, to approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized Common Stock to 100,000,000 shares of Common Stock, $.10 par value, and to ratify the appointment of Arthur Andersen LLP, as the Company's independent public accountants for the year ended December 31, 1996. The nominees for election to the Board of Directors received the following votes cast:

                        For Election       Withholding
                                             Authority
                        ------------       -----------
Arthur Hershaft          17,915,281           276,308

Sidney Merians           17,915,281           276,308

Thomas R. Loemker        17,915,281           276,308

Robert T. Puopolo        17,915,281           276,308

Walter W. Williams       17,915,281           276,308

15,409,869 shares were voted in favor of approving an amendment to the Company's Certificate of Incorporation, increasing the number of shares of authorized Common Stock to 100,000,000, $.10 par value. 2,733,971 shares were voted against such amendment, and there were 47,629 abstentions and broker non-votes on such matter.

18,153,412 shares were voted in favor of the ratification of the appointment of Arthur Andersen LLP, 10,723 shares were voted against such ratification, and there were 27,454 abstentions and broker non-votes on such matter.


Item 6. Exhibits and Reports on Form 8-K

a)    Exhibit Index.  None.

b) Reports on Form 8-K. No reports on Form 8-K were filed during the period April 1- June 30, 1996.

                       PAXAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      Paxar Corporation
                                                      Registrant




                                                      /s/ Jack R. Plaxe
                                                      Signature




                                                      Jack R. Plaxe
                                                      Full Name of Signing
                                                      Officer




                                                      Vice President and
                                                      Chief Financial Officer*
                                                      Title of Signing Officer




                                                      July 30, 1996
                                                      Date













* Mr. Plaxe has signed this Report in the dual capacity of duly authorized officer and Chief Financial Officer.