Form 10-K405
period 1996-12-31
PAXAR CORP
filed 1997-03-31
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from     to

                          COMMISSION FILE NUMBER 0-5610


                                PAXAR CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                            13-5670050
           --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

             105 CORPORATE PARK DRIVE, WHITE PLAINS, NEW YORK 10604
             ------------------------------------------------------
                    (Address of principal executive offices)

                                  914-697-6800
                                  ------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                              Name of each exchange on which
Common Stock.                                     registered
par value $.10 per share                          New York Stock Exchange, Inc.


           Securities registered pursuant to Section 12(g) of the Act:

                                     None
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    X      _
                                   Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      / X /

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 20, 1997 was approximately $447,206,977. On such date, the closing price of the Registrant's Common Stock, as quoted on the New York Stock Exchange was $19.875.

The Registrant had 28,360,533 shares of Common Stock outstanding as of March 20, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is herein incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Shareholders scheduled to be held on April 24, 1997.

                                     PART I


ITEM 1:  DESCRIPTION OF BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

Paxar Corporation ("Paxar" or the "Company") is a fully integrated manufacturer and distributor of label systems, bar code systems, labels, tags and related supplies and services for apparel manufacturers and retailers. The Company's products are manufactured in North and South America, Europe and Asia and distributed in over 50 countries. Label systems, consisting mainly of hot-stamp printers and related supplies and services, are sold to Company customers for in-plant label printing. Bar code systems, consisting of electronic printers and related supplies, print data on labels and tags to provide accurate product, inventory and point of sale information for integration with sophisticated data systems. Labels and tags are attached to apparel by manufacturers and retailers to identify and promote their products, allow automated data collection and provide brand identification and consumer information such as size, fabric content and care instructions. Labels are attached to garments early in the manufacturing process and must withstand all production processes and remain legible through washing and dry cleaning by the end user. To a limited extent, the Company's products also include tags and labels for sheets, towels, pillow cases and other white goods.

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

Acquisition of Monarch Marking Systems, Inc.
In June 1995, the Company acquired a 49.5% equity interest in Monarch Marking Systems, Inc. ("Monarch") through Monarch Holdings, Inc. ("Holdings"), a joint venture between the Company and Odyssey Partners, L.P. ("Odyssey"), formed to acquire all of the outstanding capital stock of Monarch. The Company acquired its equity interest in Holdings for $15 million. Thomas Loemker, a Director of the Company and the then Chairman of the Board of Monarch, acquired a 1% equity interest in Holdings, and Odyssey acquired the remaining 49.5% equity interest in Holdings. The equity interests of the Company and Odyssey were subsequently reduced to 49% as a result of the issuance of shares of Holdings common stock to John W. Paxton, Monarch's Chief Executive Officer.

Monarch manufactures, markets and distributes (i) tabletop label dispensers and handheld, mechanical labeling guns ("IPS labelers") which print pressure-sensitive (i.e., adhesive-backed) price and other identification labels and affix them onto merchandise for retailers, and (ii) electronic bar code printers ("AIS printers"), which are used in a wide range of retail and industrial applications, including inventory management and distribution systems. Monarch also manufactures and markets supplies used in both its IPS labelers and AIS printers and provides extensive service to its installed base of machines. Monarch is a leading manufacturer and marketer of retail price marking equipment and supplies in the United States. Monarch also sells its products directly and through distributors in 75 other countries.

Monarch had net sales of $259.2 million and net income of $8.4 million for the year ended December 31, 1996.

On March 3, 1997, the Company acquired Odyssey's equity interest in Holdings for
(i) $94,083,750 in cash, (ii) a promissory note in the amount of $5,907,559 at an annual interest rate of 4.88%, payable on January 2, 1998 secured by a letter of credit issued by Fleet Bank, N.A. and (iii) five year warrants (the "Warrants") to purchase (A) 1,000,000 shares of the Company's common stock, par value $.10 (the "Common Stock"), at an exercise price of $17.50 per share (subject to adjustment in certain events) and (B) 200,000 shares of Common Stock at an exercise price of $21.875 per share (subject to the adjustment in certain events). The Company financed the cash portion of the purchase price with the proceeds of a term loan under a $280 million credit facility with Fleet Bank N.A. and Wachovia Bank of Georgia, N.A., as lead lenders. The Company granted Odyssey certain registration rights with respect to the Warrants and shares of Common Stock purchasable upon exercise of the Warrants.

Immediately following the closing of the acquisition, the Company caused Holdings to be merged with and into the Company, and as a result of the merger, Monarch became a wholly-owned subsidiary of the Company. In connection with the merger, Messrs. Loemker and Paxton each received 125,229 shares of Common Stock in exchange for their equity interests in Holdings, and employees of Holdings received incentive stock options to purchase an aggregate of 995,575 shares of Common Stock (including options to purchase 500,918 shares granted to Mr. Paxton) pursuant to the Company's 1990 Employee Stock Option Plan in exchange for outstanding options to purchase Holding's common stock.

On March 13, 1997, Monarch commenced a cash tender offer for its $100,000,000 principal amount 12.5% Senior Notes due 2003 (the "Monarch Notes"). The offer expires on April 10, 1997. The redemption price will be $1,137.50 for each $1,000 of principal of the Monarch Notes, and the Company will pay a consent payment of $30 per $1,000 of principal of the Monarch Notes to each holder that consents to certain amendments to the Indenture under which the Monarch Notes were issued.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

In 1996, the Company engaged in only one industry segment: the design, development, manufacture and sale of apparel and textile identification materials. Whether the end-use product is manufactured by the Company or the Company provides the customer with the bar code or label system and related supplies is dependent upon the individual customer preference or need. The Company believes that all of its products and services, including printed and woven labels, in-plant bar code and label systems, coated fabrics and ink foils fall within one class of similar products and services, in that the end-use product is similar. All products are marketed and sold through a centralized distribution system in the United States, with a similar centralized distribution systems in Europe.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

PAXAR
Products
The Company is vertically integrated in its major product lines which permits it to better serve its customers, control quality, reduce costs and speed delivery of products. It designs and builds most of its systems equipment and develops most of the operating software and all of the application software for its systems. The Company also formulates coatings and inks, coats fabrics, weaves narrow label fabrics, dyes and finishes fabrics and designs and prints tags and labels.

Tag and Label Systems
The Company's tag and label systems consist primarily of bar code tag systems and hot-stamp label printers. These systems include complete hardware and software packages that enable customers to print, cut and batch large volumes of labels and tags in their plants. The sale of a system to a customer generally results in ongoing sales of inks, fabrics, tags and other supplies to the customer. In 1996 and 1995, tag and label systems, supplies and related services accounted for approximately 50% and 54%, respectively, of the Company's sales. Manufacturers may use both a hot-stamp printing system and a bar code system, since the systems provide complementary functions.

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

Customers
The Company has more than 10,000 customers, including major retailers and apparel manufacturers such as Levi Strauss, Sears, J.C. Penney, The Limited, Liz Claiborne, Fruit-of-the-Loom, Sara Lee, Jockey, Land's End, The Lee Co. and L.L. Bean. For the fiscal year ended December 31, 1996, Levi Strauss represented approximately 11% of the Company's total sales.

Backlog
The Company's total backlog of orders at December 31, 1996 was approximately $20.8 million, as compared with $15.7 million at December 31, 1995. Management estimates that more than fifty percent (50%) of annual sales consist of orders which the Company typically fills within one month of receipt. The balance of orders are for products which are ordered to individual customer specifications and are for delivery within two to six months.

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

Employees
As of December 31, 1996, the Company employed worldwide 2,095 persons. Approximately 202 production persons of the Company in several locations in the United States are covered by four different union contracts, which expire at various times from July 1997 to October 1998. The Company has no recent history of material labor disputes. The Company believes that it has good employee relations.

MONARCH MARKING SYSTEMS
Principal Products and Services
Monarch's products consist of Identification and Pricing Solutions ("IPS") labelers, Automated Identification Systems ("AIS") printers and the related supplies for these systems. Monarch also generates revenue by providing maintenance services on its products.

IPS Labelers
Monarch's labelers are tabletop or portable, handheld mechanical labelers that print one to three lines of alphanumeric information in a variety of print types and sizes. These products, which are made of highly durable molded plastic parts, have multiple applications including merchandise pricing, promotional labeling and component identification. Monarch manufactures models ranging from simple labelers that print one line of alphanumeric text with few characters to larger labelers that print three lines of alphanumeric text with more than thirty characters. Monarch also manufactures a broad range of supplies utilized with these labelers.

AIS Printers
Monarch's AIS family of bar code machines consists of tabletop, handheld and portable thermal transfer and direct thermal printers. Thermal transfer printers create an image by applying an electrically heated printhead onto a ribbon that releases ink onto labeling stock. Thermal transfer printers produce excellent image quality which can be used with a wide variety of papers. Direct thermal printers create an image by applying an electrically heated printhead directly to specially treated paper that changes color when heated. Direct thermal technology is preferable for the customer whose needs are for a smaller less expensive printing system, where image durability is less critical, and who does not require specialty labeling stock such as plastics or metal foils.

Pursuant to the rules of the Securities and Exchange Commission, Monarch is required to file an Annual Report on Form 10-K for the fiscal year ended December 31, 1996 ("Monarch's 1996 Form 10-K"). For additional information concerning Monarch and its business, see Monarch's 1996 Form 10-K.

(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

Certain financial information for operations in the United States, Europe and Asia is set forth below.

                                                   YEARS ENDED DECEMBER 31
                                             1996           1995             1994
                                             ----           ----             ----
                                                       (IN THOUSANDS)
Sales to unaffiliated customers:
      United States - Domestic            $ 130,672       $ 130,371       $ 117,647
                    - Export                  9,873           8,359           9,347
      Europe                                 53,151          42,653          26,685
      Asia                                   26,132          20,053          12,933
                                          ---------       ---------       ---------
                                          $ 219,828       $ 201,436       $ 166,612
                                          =========       =========       =========

Operating income:
      United States - Domestic            $  18,500       $  18,012       $  15,364
                    - Export                  1,370           2,347           2,570
      Europe                                  7,735           6,912           3,372
      Asia                                    7,237           4,993           3,126
                                          ---------       ---------       ---------
                                             34,842          32,264          24,432
Corporate expenses                           (8,473)         (9,127)         (6,451)
                                          ---------       ---------       ---------
                                          $  26,369       $  23,137       $  17,981
                                          =========       =========       =========

Assets employed
      United States and Export            $ 116,605       $  96,054       $  75,803
      Europe                                 46,109          47,591          43,807
      Asia                                   19,445          13,495           9,093
                                          ---------       ---------       ---------
                                          $ 182,159       $ 157,140       $ 128,703
                                          =========       =========       =========

United States assets employed are used to manufacture products sold to domestic U.S. customers, export customers and in certain situations to non-U.S. intercompany customers.

ITEM 2:           PROPERTIES

The Company utilizes the following facilities as of the date hereof:


                               SQUARE        OWNED/       LEASE
 LOCATION                      FOOTAGE       LEASED       EXPIRATION     USED FOR
 --------                      -------       ------       ----------     --------
 White Plains, New York        29,538        Leased       2003           Executive and Administrative Offices

                                                          Month-
 Sayre, Pennsylvania           36,000        Leased       to-Month       Manufacturing

 Sayre, Pennsylvania           58,000        Owned                       Administrative and Manufacturing

 Orangeburg, New York          60,000        Owned                       Manufacturing

 Milan, Italy                  1,937         Leased       1998           Office space

 Milan, Italy                  3,767         Leased       1997           Warehouse

 Ancarano, Italy               86,368        Owned                       Administrative and Manufacturing

 Pero, Italy                   2,691         Leased       2000           Warehouse

 Carpi, Italy                  18,837        Leased       2004           Manufacturing

 Nottingham, England           17,000        Owned                       Administrative and Manufacturing

 Runcorn, England              37,237        Leased       2005           Administrative and Manufacturing

 Runcorn, England              23,131        Leased       2011           Manufacturing

 Paterson, New Jersey          53,833        Owned                       Administrative and Manufacturing

 Hillsville, Virginia          39,144        Owned                       Manufacturing

 Lenoir, North Carolina        120,000       Owned                       Administrative and Manufacturing

 Lenoir, North Carolina        17,180        Leased       1997           Warehouse

 Lenoir, North Carolina        11,600        Leased       1997           Warehouse

 Warsaw, Poland                1,800         Leased       1998           Administrative and Manufacturing

 Lohne, West Germany           8,910         Leased       2002           Warehouse and office space

 Vandalia, Ohio                40,590        Leased       2001           Administrative and Manufacturing

 Troy, Pennsylvania            60,000        Owned                       Unoccupied

 Canton, North Carolina        32,665        Owned                       Manufacturing

 Rock Hill, South Carolina     56,000        Owned                       Manufacturing

                               SQUARE        OWNED/       LEASE
 LOCATION                      FOOTAGE       LEASED       EXPIRATION     USED FOR
 --------                      -------       ------       ----------     --------
 Santa Catarina, Brazil        13,000        Leased       1998           Administrative and Manufacturing

 Hong Kong                     26,536        Leased       1998           Administrative and Manufacturing

 Hong Kong                     12,542        Leased       1997           Administrative and Manufacturing

 Hong Kong                     6,862         Leased       1998           Administrative and Manufacturing

In addition to the facilities described above, the Company has, as of March 1, 1997, twelve sales offices located in San Francisco, CA; Mission Viejo, CA; Greensboro, NC; Paletine, IL; Dallas, TX; New York, NY; Canton, GA; Singapore; Montreal, Canada; Mexico City, Mexico; Barcelona, Spain; and Ghent, Belgium. These offices are subject to leases expiring between 1997 and 2001.

The Company believes that its facilities are adequate to maintain its existing business activities.


ITEM 3:           LEGAL PROCEEDINGS

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

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5:           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     (a) The Company's Common Stock has been traded on the New York Stock Exchange using the symbol "PXR." The following table sets forth the 1996 and 1995 high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange for the periods indicated, as adjusted to reflect any stock splits or stock dividends effectuated by the Company.

CALENDAR YEAR 1996                              SALES PRICES
                                           HIGH             LOW
                                           ----             ---
First Quarter                             13 1/4             8 7/8

Second Quarter                            14 3/4            12 1/4

Third Quarter                             17                15

Fourth Quarter                            18 3/4            15 1/2

CALENDAR YEAR 1995

First Quarter                              8 1/8             6 1/8

Second Quarter                            12 3/4             7 3/4

Third Quarter                             12 7/8             9 1/4

Fourth Quarter                            12 1/4             9 1/8

(b) As of February 27, 1997, there were approximately 994 record holders of the Company's Common Stock.

(c) The Company has never paid any cash dividends on its Common Stock and has no present intention of doing so. The Company intends to retain all of its earnings for use in its business.

ITEM 6:           SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data as of and for the five-year period ended December 31, 1996 have been derived from the Company's Consolidated Financial Statements audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 31, 1996, and the Management's Discussion and Analysis of Financial Condition and Results of Operations. All data, except employee and per share data, are in thousands.

                                                      1996          1995          1994          1993          1992
                                                      ----          ----          ----          ----          ----
 OPERATING RESULTS
 Sales                                             $219,828      $201,436      $166,612      $138,847      $132,556
 Gross profit                                        81,495        73,024        59,219        50,622        47,557
 Operating income                                    26,369        23,137        17,981        14,950        14,706
 Net income                                          21,804        15,709        11,601         9,358         8,374
 Earnings per share (a)                               $0.77         $0.56         $0.42         $0.34         $0.33

 FINANCIAL CONDITION
 Working capital                                   $ 49,334      $ 46,679      $ 38,972      $ 30,213      $ 28,235
 Current ratio                                          2.7           2.9           2.6           2.7           3.0
 Property, plant and equipment, net                $ 59,657      $ 53,856      $ 50,047      $ 36,215      $ 28,269
 Total assets                                       182,159       157,140       128,703        85,493        72,756
 Long-term debt                                      19,937        23,121        13,796           718         2,107
 Shareholders' equity                               119,920        95,196        77,853        62,457        52,801
 Debt as a percent of total capital                    14.3%         19.5%         15.0%          1.1%          3.8%

 FINANCIAL STATISTICS
 Gross margin as a percent of sales                    37.1%         36.3%         35.6%         36.5%         35.9%
 SG&A as a percent of sales                            25.1%         24.8%         24.8%         25.7%         24.8%
 Operating income as a percent of sales                12.0%         11.5%         10.8%         10.8%         11.1%
 Net income as a percent of sales                       9.9%          7.8%          7.0%          6.7%          6.3%
 Effective income tax rate                             25.2%         28.9%         32.0%         35.3%         39.8%
 Return on shareholders' equity                        20.3%         18.2%         16.5%         16.2%         21.5%

 OTHER DATA
 EBITDA(b)                                         $ 36,087      $ 31,275      $ 24,762      $ 19,760      $ 18,446
 Operating cash flow                                 25,706        23,052        16,443        11,671         7,583
 Capital expenditures                                13,804        12,328        11,218        11,937         9,228
 Depreciation and amortization                        9,718         8,138         6,781         4,810         3,740
 Stock dividends                                         25%           25%           25%           25%           25%
 Additional stock dividend                                -             -             -             -            25%
 Cash dividends                                        None          None          None          None          None
 Number of employees                                  2,095         1,923         1,891         1,477         1,492
 Weighted average shares outstanding (a)             28,414        28,028        27,423        27,224        25,266
 Shares outstanding (a)                              28,029        27,760        27,431        26,864        26,744
 Book value per share (a)                          $   4.28      $   3.43      $   2.84      $   2.32      $   1.97

(a)      Retroactively adjusted to reflect stock dividends.
(b)      Earnings before interest, taxes, depreciation and amortization.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS:

The following table shows each element of the income statement as a percent of sales for the years indicated:

                                                      1996         1995         1994
                                                      ----         ----         ----
 Sales                                               100.0%       100.0%       100.0%
 Cost of sales                                        62.9         63.7         64.4
                                                     -----        -----        -----
       Gross margin                                   37.1         36.3         35.6
 Selling, general and administrative expenses         25.1         24.8         24.8
                                                     -----        -----        -----
       Operating income                               12.0         11.5         10.8
 Equity in net income of affiliate                     1.9          0.3         --
 Interest expense, net                                (0.6)        (0.8)        (0.5)
                                                     -----        -----        -----
       Income before taxes                            13.3         11.0         10.3
 Taxes on income                                       3.4          3.2          3.3
                                                     -----        -----        -----
       Net income                                      9.9%         7.8%         7.0%
                                                     =====        =====        =====

1996 COMPARED WITH 1995
Sales in 1996 increased by 9% over 1995 reaching a record $219.8 million. Domestic sales increased slightly; European sales increased $10.4 million or 25%; and Far East sales increased $6.1 million or 30%. Total non-U.S. and export sales were $89.2 million in 1996 or 41% of consolidated sales, up from $71.1 million or 35% in 1995. In 1996, the Company's apparel identification products business grew 14% and its apparel systems business grew 4%, as compared with 1995.

The gross profit for the year ended December 31, 1996 increased to $81.5 million compared to $73.0 million for the year ended December 31, 1995, an increase of 12%. The gross margin increased to 37.1% for the year 1996 compared to 36.3% for the year 1995.

Selling, general and administrative expenses ("SG&A") increased to $55.1 million for the year ended December 31, 1996, compared to $49.9 million for the 1995 period, an increase of 11%. As a percent of sales, SG&A was 25.1% for the year 1996 compared to 24.8% for the year 1995.

Operating income increased to $26.4 million (12% of sales) for the year ended December 31, 1996 compared to $23.1 million (11.5% of sales) for the year ended December 31, 1995.

Equity in net income of affiliate was $4.1 million for the year ended December 31, 1996, reflecting the Company's investment in Monarch Marking Systems, Inc. ("Monarch"), effective June 1995. (See Note 3 of Notes to the Consolidated Financial Statements.)

Interest expense, net, decreased to $1.4 million for the year ended December 31, 1996 from $1.6 million in 1995.

Income before taxes increased to $29.1 million (13.3% of sales) for the year ended December 31, 1996 as compared with $22.1 million (11% of sales) for the year ended December 31, 1995. The increase in pretax profit for the year ended December 31, 1996 compared to the year ended December 31, 1995 is summarized as follows:

                                                              (in millions)
 Sales increase, net of increased SG&A expenses                   $ 1.6

 Improvement in gross margin                                        1.7

 Increased equity in net income of affiliate                        3.5

 Decreased interest expense, net                                    0.2
                                                                  -----
   Total increase                                                 $ 7.0
                                                                  =====

The effective income tax rate was 25% for the year ended December 31, 1996 compared to 29% for the year ended December 31, 1995. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The lower tax rate is attributable primarily to the significant increase in equity in the net income of affiliate, a large portion of which is excluded from tax expense. The tax rate is below the U.S. statutory Federal income tax rate of 35% due to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 received special tax abatement incentives which expire through 1999.

Net income for the year ended December 31, 1996 increased 39% to $21.8 million (9.9% of sales) from $15.7 million (7.8% of sales) in 1995. Earnings per share was $0.77 in 1996, up from $0.56 in 1995.

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

Equity in net income of affiliate was $592,000 for the year ended December 31, 1995, reflecting the Company's investment in Monarch effective June 1995.
(See Note 3 of Notes to Consolidated Financial Statements.)

Interest expense, net increased to $1.6 million in 1995 compared to $0.9 million in 1994. The increase was attributable to higher levels of bank borrowings arising from the acquisitions in May and October 1994 and the $15.0 million invested in Monarch.

Income before taxes increased to $22.1 million (11% of sales) for the year 1995, as compared with $17.1 million (10.3% of sales) for the year 1994. The increase in pretax profit for the year 1995 compared to the year 1994 is summarized as follows:

                                                              (in millions)
 Sales increase, net of increased SG&A expenses                   $ 4.0

 Improvement in gross margin                                        1.1

 Equity in net income of affiliate                                  0.6

 Increased interest expense, net                                   (0.7)
                                                                  -----
   Total increase                                                 $ 5.0
                                                                  =====

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

Net income for the year ended December 31, 1995 increased 35% to $15.7 million (7.8% of sales) from $11.6 million (7% of sales) in 1994. Earnings per share was $0.56 in 1995, up from $0.42 in 1994.

LIQUIDITY AND CAPITAL RESOURCES:

The table below presents summary cash flow information for the years indicated:

                                                         (in millions)
                                                  1996        1995        1994
                                                  ----        ----        ----
 Net cash provided by operating activities      $  25.7     $  23.1     $  16.4

 Net cash used by investing activities            (21.7)      (31.0)      (28.4)

 Net cash provided (used) by financing             (2.8)        8.2        14.5
                                                -------     -------     -------
   activities

   Total change in cash (a)                     $   1.2     $   0.3     $   2.5
                                                =======     =======     =======

(a)  Before exchange rate effects.

OPERATING ACTIVITIES
Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities increased to $25.7 million in 1996, up $2.6 million or 12% as compared to 1995. Cash provided in 1995 was $23.1 million, an increase of $6.6 million or 40% from $16.4 million in 1994.

Depreciation and amortization was $9.7 million in 1996 compared to $8.1 million in 1995. The increase is due mainly to increased capital expenditures and increased amortization of goodwill as a result of 1996 acquisitions.

INVESTING ACTIVITIES
In 1996, cash provided by operating activities was used to fund capital expenditures of $13.8 million. Other than projects for employee safety and environmental improvement, all new capital projects are carefully analyzed and are required to make a positive contribution on a net present value basis, generating an attractive internal rate of return on invested capital. Capital expenditures were $12.3 million in 1995.

On January 22, 1996, the Company, through its United Kingdom subsidiary, purchased the outstanding capital stock of Brian Pulfrey Ltd. (See Note 2 of Notes to the Consolidated Financial Statements.)

On June 29, 1995, the Company invested $15.0 million in a new company jointly formed by Paxar Corporation and Odyssey Partners L.P., to acquire Monarch Marking Systems, Inc. ("Monarch"). (See Note 3 of Notes to the Consolidated Financial Statements.)

On May 2, 1994, the Company acquired Collitex, S.r.l. and Astria S.r.l. ("the Collitex Group") for a total purchase price of approximately $14.1 million. (See
Note 2 of Notes to the Consolidated Financial Statements.)

On March 3, 1997, the Company acquired the 49% equity interest of Odyssey Partners, L.P. in Monarch Holdings, Inc. ("Holdings") for (i) $94,083,750 in cash, (ii) a promissory note in the amount of $5,907,559 at an annual interest rate of 4.88%, payable on January 2, 1998 secured by a letter of credit issued by Fleet Bank, N.A. and (iii) five year warrants (the "Warrants") to purchase
(A) 1,000,000 shares of the Company's common stock, par value $.10 (the "Common Stock"), at an exercise price of $17.50 per share (subject to adjustment in certain events) and (B) 200,000 shares of Common Stock at an exercise price of $21.875 per share (subject to the adjustment in certain events). The Company financed the cash portion of the purchase price with the proceeds of a term loan under a $280 million credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders. Immediately following the closing of the acquisition, the Company caused Holdings to be merged with and into the Company, and as a result of the merger, Monarch became a wholly-owned subsidiary of the Company. For additional information concerning the acquisition and merger, see
Item 1(a): "Description of Business - Acquisition of Monarch Marking Systems, Inc."

On March 13, 1997, Monarch commenced a cash tender offer for its $100,000,000 principal amount 12.5% Senior Notes due 2003 (the "Monarch Notes"). The offer expires on April 10, 1997. The redemption price will be $1,137.50 for each $1,000 of principal of the Monarch Notes, and the Company will pay a consent payment of $30 per $1,000 of principal of the Monarch Notes to each holder that consents to certain amendments to the Indenture under which the Monarch Notes were issued.

The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses, and believes that further acquisitions outside the United States would be of important strategic value.

FINANCING ACTIVITIES
The table below shows the components of total capital for the years indicated:

                                                             (in millions)
                                                     1996         1995         1994
                                                     ----         ----         ----
 Long-term debt                                    $   19.9     $   23.1     $  13.8
 Shareholders' equity                                 119.9         95.2        77.9
                                                   --------     --------     -------
   Total capital                                   $  139.8     $  118.3     $  91.7
                                                   ========     ========     =======
 Long-term debt as a percent of total capital          14.3%        19.5%       15.0%
                                                   ========     ========     =======

Long-term debt decreased by $3.2 million during 1996 to $19.9 million from $23.1 million in 1995. At December 31, 1996, long-term debt as a percent of total capital was 14.3% as compared to 19.5% at December 31, 1995.

In addition, on May 16, 1996, the Company raised $8.0 million by the sale of Economic Development Revenue Bonds issued by the State of South Carolina. The Company was reimbursed $3.2 million for qualified expenses and the balance of $4.9 million is invested primarily in short-term U.S. treasury securities. The bonds, which will mature in 15 years, will be used to finance the construction of the Rock Hill, South Carolina, manufacturing facility, as well as future expansion of and improvements to the project.

     On June 18, 1996, the Company amended and restated its revolving credit agreement, allowing it to borrow up to $60 million. At December 31, 1996, there was $49.8 million available under the revolving credit agreement and the Company was in compliance with all provisions thereof. This credit facility was terminated on March 3, 1997.

On March 3, 1997, the Company entered into a 6-year $280 million credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders, consisting of a $140 million term loan facility and a $140 million revolving credit facility. Borrowings under the term loan and revolving credit facilities bear interest at rates referenced to the LIBOR rate (with applicable margins varying in accordance with Registrant's attainment of specified financial tests) or the Prime Rate (as defined) and are guaranteed by the domestic subsidiaries of the Company (other than Monarch) and a pledge of the stock of Monarch. As of March 25, 1997, borrowings under the term loan and revolving credit facilities were $105,000,000 and $3,500,000, respectively, and the amount available was $35,000,000 and $136,500,000, respectively.

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is included elsewhere in this report. (See Part IV, Item 14).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND ON FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 24, 1997.


ITEM 11:          EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 24, 1997.


ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 24, 1997.


ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 24, 1997.

                                     PART IV


ITEM 14:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)      DOCUMENTS

         1.   FINANCIAL STATEMENTS -

              Report of Independent Public Accountants                       F-1

              Consolidated Balance Sheets
                  December 31, 1996 and 1995                                 F-2
              Consolidated Statements of Income
                  Years ended December 31, 1996, 1995 and 1994               F-3
              Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1996, 1995 and 1994               F-4
              Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994               F-5
              Notes to Consolidated Financial Statements             F-6 to F-17

         2.   FINANCIAL STATEMENT SCHEDULE -

              Schedule II - Valuation and Qualifying Accounts               F-18

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

         3.   EXHIBITS

              3.1     Amended and Restated Certificate of Incorporation. (G)

              3.2     By-Laws (A)

              4.1 Warrant Agreement for "A" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997. (K).

              4.2 Odyssey Partners, L.P. Certificate for 1,000,000 Warrants dated March 3, 1997. (K).

              4.3 Warrant Agreement for "B" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997. (K).

              4.4 Odyssey Partners, L.P. Certificate for 200,000 Warrants dated March 3, 1997. (K).

              10.1 Lease, dated October 1, 1974, for executive offices of Registrant in Pearl River, New York. (A)

              10.2 Employment Agreement, dated as of December 16, 1986, between Registrant and Arthur Hershaft. (C).

              10.3 Employment Agreement, dated February 13, 1989, between Registrant and Victor Hershaft. (D).

              10.4 Stock Purchase Agreement, by and between Arthur Hershaft and Registrant, dated as of December 19, 1989. (E).

              10.5    Registrant's 1981 Incentive Stock Option Plan. (B).

              10.6    Registrant's 1990 Employee Stock Option Plan. (F).

              10.7 Amended and Restated Stock Purchase Agreement, by and between Arthur Hershaft and the Registrant. (G).

              10.8 Multi-Currency Revolving Credit Agreement, dated March 30, 1994 (H).

              10.9 Omnibus Purchase and Sale Agreement dated June 6, 1995 by and between Pitney Bowes Inc., Monarch Marking Systems, Inc., Pitney Bowes Marking Systems Ltd., Pitney Bowes International Holdings Inc., Pitney Bowes France S.A. and Monarch Acquisition Corp. (I).

              10.10 Stockholders' Agreement dated June 29, 1995 among Monarch Acquisition Corp., Paxar Corporation and Odyssey Partners, L.P. (I).

              10.11 Stock Purchase Agreement dated as of December 20, 1996 between the Registrant and Odyssey Partners, L.P. (J).

              10.12 Amendment No. 1 to Stock Purchase Agreement dated as of March 3, 1997 between the Registrant and Odyssey Partners, L.P. (K).

              10.13 Agreement and Plan of Merger dated as of March 3, 1997 by and among the Registrant, Monarch Holdings, Inc., Thomas Loemker and John W. Paxton. (K).

              10.14 Note dated as of March 3, 1997 between the Registrant and Odyssey Partners, L.P. (K).

              10.15 Letter of Credit dated as of March 3, 1997 issued by Fleet Bank in favor of Odyssey Partners, L.P., for the account of the Registrant. (K).

              10.16 Registration Rights Agreement dated as of March 3, 1997 between the Registrant and Odyssey Partners, L.P. (K).

              10.17   Credit Agreement dated March 3, 1997.

              11.1    Statement re Computation of Per Share Earnings.

              21.1    List of Subsidiaries of Registrant.

              23.1    Consent of Independent Public Accountants.

              27.1    Financial Data Schedule
              --------
                      (A) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980.

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

                      (D) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

                      (E) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

                      (F) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.


                      (G) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

                      (H) Incorporated herein by reference from Exhibits to the Registrant's Current Report on Form 8-K dated March 30, 1994.

                      (I) Incorporated herein by reference from Exhibits to Registrant's Current Report on Form 8-K dated June 29, 1995.

                      (J) Incorporated herein by reference from Exhibits to Registrant's Current Report on Form 8-K dated December 20, 1996.

                      (K) Incorporated herein by reference from Exhibits to Registrant's Current Report on Form 8-K dated March 3, 1997.

(b)      REPORTS ON FORM 8-K

         On January 3, 1997, the Registrant filed a Report on Form 8-K dated December 20, 1996, reporting that it had entered into an agreement to acquire the 49% equity interest of Odyssey Partners, L.P. in Monarch Holdings, Inc. (Item 2).

                                   SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAXAR CORPORATION

By: /s/ Arthur Hershaft
-----------------------------
Arthur Hershaft
Chairman of the Board of Directors,
and Chief Executive Officer

Dated: March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Arthur Hershaft
----------------------------------
Arthur Hershaft
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)
Dated: March 31, 1997

By: /s/ Victor Hershaft
----------------------------------
Victor Hershaft
President and Chief Operating Officer
Director
Dated: March 31, 1997

By: /s/ Jack Becker
----------------------------------
Jack Becker
Director
Dated: March 31, 1997

By: /s/ Robert T. Puopolo
----------------------------------
Robert T. Puopolo
Director
Dated: March 31, 1997

By: /s/ David E. McKinney
----------------------------------
David E. McKinney
Director
Dated: March 31, 1997

By: /s/ Thomas R. Loemker
----------------------------------
Thomas R. Loemker
Director
Dated: March 31, 1997

By: /s/ Joseph Fetzner
----------------------------------
Joseph Fetzner
Vice President Controller
(Principal Financial and Accounting Officer)
Dated: March 31, 1997


By: /s/ Leo Benatar
----------------------------------
Leo Benatar
Director
Dated: March 31, 1997


By: /s/ Robert G. Laidlaw
----------------------------------
Robert Laidlaw
Director
Dated: March 31, 1997

By: /s/ Sidney Merians
----------------------------------
Sidney Merians
Director
Dated: March 31, 1997

By: /s/ Walter W. Williams
----------------------------------
Walter W. Williams
Director
Dated: March 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Paxar Corporation:

We have audited the accompanying consolidated balance sheets of Paxar Corporation (a New York corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paxar Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements taken as a whole and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Stamford, Connecticut
February 10, 1997


                                      F-1

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31, 1996    DECEMBER 31, 1995
                                                                     -----------------    -----------------
                                                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
ASSETS
Current assets:
Cash                                                                      $   4,816          $   3,466
Short-term investments                                                        1,857              3,219
Receivables, less allowance for doubtful accounts of $751 in 1996
  and $585 in 1995                                                           36,870             31,321
Inventories                                                                  30,681             29,322
Other current assets                                                          3,478              3,082
Deferred income taxes                                                           574                527
                                                                          ---------          ---------
      Total current assets                                                   78,276             70,937
                                                                          ---------          ---------
Property, plant and equipment, at cost                                       98,517             83,918
    Accumulated depreciation                                                (38,860)           (30,062)
                                                                          ---------          ---------
      Net property, plant and equipment                                      59,657             53,856
                                                                          ---------          ---------
Long-term investments                                                         4,911                 --
Investment in affiliate                                                      20,129             15,969
Goodwill                                                                     18,412             15,802
Other assets                                                                    774                576
                                                                          ---------          ---------
                                                                          $ 182,159          $ 157,140
                                                                          =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                              $   1,699          $   2,991
Current maturities of long-term debt                                            612                529
Accounts payable and accrued liabilities                                     23,616             19,143
Accrued taxes on income                                                       3,015              1,595
                                                                          ---------          ---------
      Total current liabilities                                              28,942             24,258
                                                                          ---------          ---------
Long-term debt                                                               19,937             23,121
Deferred income taxes                                                        11,858             11,136
Other liabilities                                                             1,502              3,429
Shareholders' equity:
    Preferred Stock, $0.01 par value, 5,000,000 shares
      authorized, none issued and outstanding                                    --                 --
    Common Stock, $0.10 par value, 100,000,000 shares
      authorized, 28,029,211 and 22,207,820 shares issued and
      outstanding in 1996 and  1995, respectively                             2,803              2,221
Paid-in capital                                                              38,312             36,723
Retained earnings                                                            78,239             57,002
Foreign currency translation adjustments                                        566               (750)
                                                                          ---------          ---------
      Total shareholders' equity                                            119,920             95,196
                                                                          ---------          ---------
                                                                          $ 182,159          $ 157,140
                                                                          =========          =========

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        1996               1995               1994
                                                        ----               ----               ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales                                                $ 219,828          $ 201,436          $ 166,612

Cost of sales                                          138,333            128,412            107,393
                                                     ---------          ---------          ---------

      Gross profit                                      81,495             73,024             59,219

Selling, general and administrative expenses            55,126             49,887             41,238
                                                     ---------          ---------          ---------

      Operating income                                  26,369             23,137             17,981

Equity in net income of affiliate                        4,132                592                 --

Interest expense, net                                   (1,365)            (1,628)              (921)
                                                     ---------          ---------          ---------

      Income before taxes                               29,136             22,101             17,060

Taxes on income                                          7,332              6,392              5,459
                                                     ---------          ---------          ---------

      Net income                                     $  21,804          $  15,709          $  11,601
                                                     =========          =========          =========

Weighted average shares outstanding                     28,414             28,028             27,423
                                                     =========          =========          =========

Earnings per share                                   $    0.77          $    0.56          $    0.42
                                                     =========          =========          =========


                 See Notes to Consolidated Financial Statements


                                      F - 3

                       PAXAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                      FOREIGN
                                                                                                      CURRENCY
                                              COMMON STOCK             PAID-IN        RETAINED       TRANSLATION
                                         SHARES          AMOUNT        CAPITAL        EARNINGS       ADJUSTMENTS
                                         ------          ------        -------        --------       -----------
BALANCE, DECEMBER 31, 1993             13,754,323        $1,375        $31,945        $ 30,493         $(1,356)

    Net income                                 --            --             --          11,601              --
    Stock split                         3,473,958           347             --            (352)             --
    Tax benefit from exercise
      of stock options                         --            --            207              --              --
    Stock issued - acquisitions           225,000            23          2,737              --              --
    Exercise of stock options              77,320             8            249              --              --
    Employee Stock Purchase Plan           25,460             3            294              --              --
    Translation adjustments                    --            --             --              --             279
                                       ----------        ------        -------        --------         -------
BALANCE, DECEMBER 31, 1994             17,556,061        $1,756        $35,432        $ 41,742         $(1,077)

    Net income                                 --            --             --          15,709              --
    Stock split                         4,427,860           443             --            (449)             --
    Tax benefit from exercise
      of stock options                         --            --             53              --              --
    Exercise of stock options             173,147            17            536              --              --
    Employee Stock Purchase Plan           50,752             5            702              --              --
    Translation adjustments                    --            --             --              --             327
                                       ----------        ------        -------        --------         -------
BALANCE, DECEMBER 31, 1995             22,207,820        $2,221        $36,723        $ 57,002         $  (750)

    Net income                                 --            --             --          21,804              --
    Stock split                         5,581,905           558             --            (567)             --
    Tax benefit from exercise
      of stock options                         --            --             57              --              --
    Exercise of stock options             196,019            20            839              --              --
    Employee Stock Purchase Plan           43,467             4            693              --              --
    Translation adjustments                    --            --             --              --           1,316
                                       ----------        ------        -------        --------         -------
BALANCE, DECEMBER 31, 1996             28,029,211        $2,803        $38,312        $ 78,239         $   566
                                       ==========        ======        =======        ========         =======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     1996         1995          1994
                                                                     ----         ----          ----
OPERATING ACTIVITIES:
Net income                                                        $ 21,804      $ 15,709      $ 11,601
                                                                  --------      --------      --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                    9,718         8,138         6,781
    Deferred income taxes                                              675         1,021         2,398
    Equity in net income of affiliate                               (4,132)         (592)           --
Changes in assets and liabilities, net of businesses acquired in 1996 and 1994:
    Receivables                                                     (4,981)       (2,441)       (1,811)
    Inventories                                                     (1,129)       (2,277)       (2,511)
    Other current assets                                              (195)         (302)          (51)
    Accounts payable and accrued liabilities                         4,483         1,197          (268)
    Taxes on income                                                  1,390           796          (547)
    Other liabilities                                               (1,927)        1,803           851
                                                                  --------      --------      --------
                                                                     3,902         7,343         4,842
                                                                  --------      --------      --------
    Net cash provided by operating activities                       25,706        23,052        16,443
                                                                  --------      --------      --------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment
                                                                   (13,804)      (12,328)      (11,218)
Investment in affiliate                                                 --       (15,377)           --
Acquisitions, excluding $2,760 of stock issued in 1994, net
  of cash acquired                                                  (4,242)       (2,226)      (15,957)
Decrease (increase) in short-term investments                        1,362        (1,854)       (1,365)
Purchase of long-term investments                                   (4,911)           --            --
Other                                                                  (96)          876           129
                                                                  --------      --------      --------
    Net cash used in investing activities                          (21,691)      (30,909)      (28,411)
                                                                  --------      --------      --------

FINANCING ACTIVITIES:
Increase (decrease) in short-term debt                              (1,209)       (2,465)        2,853
Additions to long-term debt                                         21,690        21,603        22,163
Reductions in long-term debt                                       (24,874)      (12,278)      (11,271)
Exercise of stock options/Stock Purchase Plan                        1,613         1,313           761
Cash paid in lieu of fractional shares                                  (9)           (6)           (5)
                                                                  --------      --------      --------
    Net cash (used in) provided by financing activities             (2,789)        8,167        14,501
                                                                  --------      --------      --------

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                                124            20          (134)
                                                                  --------      --------      --------
Increase in cash                                                     1,350           330         2,399
Cash, at beginning of year                                           3,466         3,136           737
                                                                  --------      --------      --------
Cash, at end of year                                              $  4,816      $  3,466      $  3,136
                                                                  ========      ========      ========

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


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

Inventories:
Inventories are stated at the lower of cost or market. The cost of all U.S. inventories of $19,127 and $20,273 as of December 31, 1996 and 1995, respectively, is determined using the last-in, first-out (LIFO) method. The cost of all foreign inventories of $11,554 and $9,049 as of December 31, 1996 and 1995, respectively, is determined using the first-in, first-out (FIFO) method.

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

Income taxes:
Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary difference.

Revenue recognition:
Revenue is recognized when title passes to the customer, generally upon shipment.

Earnings per share:
Primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Earnings per share for 1996, 1995 and 1994 includes the dilutive effect (536,000, 400,000 and 310,000 shares, respectively) of outstanding stock options. Primary and fully diluted earnings per share are the same. Earnings per share for 1995 and 1994 have been adjusted to reflect additional shares issued in connection with the stock dividends declared in 1996 (Note 10).

Financial instruments:
All financial instruments of the Company are carried at cost, which approximates fair value, with the exception of interest rate swaps.

During 1995, the Company entered into a notional value interest rate swap transaction to manage its exposure to interest rate fluctuations. At December 31, 1996, the Company has an interest rate swap with a notional amount of

$15 million, which it uses to convert variable rates based on 1-month London Interbank Offered Rate to a fixed interest rate of 6.45% on certain of its revolving bank debt. The remaining duration of the swap is approximately 18 months. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. Fair value estimates of the interest rate swap are based on the difference in the present value of variable rate future receipts and fixed rate future payments. At December 31, 1996, the net fair value of the Company's interest rate swap was a loss of approximately $91.

Goodwill:
Goodwill represents the excess of the cost of acquired companies over the sum of identifiable net assets. Goodwill is being amortized on a straight-line basis over periods up to 40 years. Subsequent to acquiring goodwill, the Company continually evaluates whether events and circumstances, including anticipated future operating results, indicate the remaining estimated useful life of goodwill may warrant revision. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1996. Amortization charged to operations amounted to $509, $434 and $377 for 1996, 1995 and 1994 respectively.

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

Use of Estimates:
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to use certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


NOTE 2:           BUSINESS ACQUISITIONS

In January 1996, the Company, through its United Kingdom subsidiary, purchased the outstanding capital stock of Brian Pulfrey Limited ("Pulfrey"). The total purchase price, net of cash acquired, was approximately $4.2 million. Pulfrey manufactures printed labels and tags principally for U.K. apparel and retail companies. The acquisition did not have a material effect on the Company's financial statements.

On May 2, 1994, the Company acquired, through its wholly-owned subsidiaries, ownership of Collitex, S.r.l. and its affiliates ("the Collitex Group"), an Italian company. The total purchase price, net of cash acquired, was approximately $14.1 million, which included issuance of 195,313 shares of the Company's common stock valued at $7.18 per share (share amounts adjusted for subsequent stock split) and $2.2 million due in April 1997, including $1.5 million of additional consideration, based upon the Collitex Group's earnings performance during the 1994-96 period.

On October 10, 1994, the Company acquired, through its wholly-owned subsidiaries, Orvafin S.r.l. and its affiliates ("Orvac"), an Italian company. The total purchase price, net of cash acquired, was approximately $6.1 million, which included issuance of 195,313 shares of the Company's common stock, valued at $6.96 per share (share amounts adjusted for subsequent stock split) and $761 which was paid in October 1995.

These acquisitions have been accounted for as purchases with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired is recorded as goodwill.

The operating results of the Collitex Group and Orvac are included in the accompanying consolidated statements of income beginning May, 1994 and October, 1994, respectively. The following unaudited proforma results of operations assumes the acquisitions occurred at the beginning of 1994. These proforma results do not purport to be indicative of the results of operations which may result in the future.

                                            Year ended
                                     December 31, 1994
                                     -----------------
                                           (Unaudited)
Sales                                         $175,643

Net income                                    $ 12,753

Earnings per share                            $   0.46

NOTE 3:           INVESTMENT IN AFFILIATE

On June 29, 1995, the Company invested $15 million in a new joint venture company, which simultaneously acquired Monarch Marking Systems, Inc. and related companies ("Monarch"). Monarch manufactures and markets marking equipment and supplies in the U.S., United Kingdom, Germany, France, Mexico, Canada, Hong Kong and Australia, and sells and distributes marking equipment and supplies in 75 other countries around the world. The Company's investment, which represents a 49% interest (initially 49.5%), is being accounted for using the equity method. As of December 31, 1996, the Company's investment in Monarch represents the initial investment, together with related costs and expenses, plus the Company's equity in Monarch's net income for the period June 29, 1995 to December 31, 1996. As discussed in Note 15, in December 1996, the Company entered into agreements to acquire the 51% interest in Monarch it did not already own.

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

                                     Year ended               Year ended
                              December 31, 1995        December 31, 1994
                              -----------------        -----------------
                                              (Unaudited)
Sales                                  $201,436                 $175,643

Net income                             $ 14,537                 $ 14,771

Earnings per share                     $   0.52                 $   0.54

Following is condensed financial information for Monarch.


                                  Year ended    Period from June 29, 1995 to
Income Statement Data:     December 31, 1996               December 31, 1995
                           -----------------               -----------------
Net revenues                        $259,245                        $128,123
                                    --------                        --------

Gross profit                        $111,972                        $ 49,115
                                    --------                        --------

Net income                          $  8,432                        $  1,209
                                    --------                        --------

Balance Sheet Data:
December 31,               December 31, 1996               December 31, 1995
                           -----------------               -----------------
Current assets                       $104,001                       $107,203
Non-current assets                     86,353                         86,642
                                     --------                       --------
                                     $190,354                       $193,845
                                     ========                       ========

Current liabilities                  $ 45,844                       $ 57,877
Long-term debt                        100,000                        100,000
Other long-term liabilities             5,333                          6,014
Shareholders' equity                   39,177                         29,954
                                     --------                       --------
                                     $190,354                       $193,845
                                     ========                       ========

Monarch's ability to pay dividends is restricted under the terms of its revolving bank credit agreement.

NOTE 4:           INVENTORIES

The components of inventories are set forth below:

                                         Dec. 31, 1996       Dec. 31, 1995
Raw materials                               $17,359             $16,603
Work-in-process                               3,589               2,850
Finished goods                                9,733               9,869
                                              -----               -----
                                            $30,681             $29,322
                                            =======             =======

If all inventories were reported on a FIFO basis, inventories would be approximately $1,644 and $1,070 higher at December 31, 1996 and 1995, respectively.

NOTE 5:           PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is set forth below:

                                        Dec. 31, 1996      Dec. 31, 1995
                                        -------------      -------------
Machinery and equipment                      $ 77,351           $ 65,328
Buildings and building improvements            19,716             17,148
Land                                            1,450              1,442
                                             --------           --------
                                               98,517             83,918
Accumulated depreciation                      (38,860)           (30,062)
                                             --------           --------
                                             $ 59,657           $ 53,856
                                             ========           ========

Estimated useful lives are principally:

Buildings and building improvements           10 to 40 years
Machinery and equipment                       10 years

NOTE 6:           DUE TO BANKS

A summary of amounts due to banks is set forth below:

                        Dec. 31, 1996        Dec. 31, 1995
                        -------------        -------------
Bank overdraft                 $1,586               $1,623
Foreign bank loan (a)              --                1,355
Other foreign                     113                   13
                               ------               ------
                               $1,699               $2,991
                               ======               ======

(a) The foreign bank loan represents a borrowing incurred in October 1994 to finance a portion of the acquisition of Orvac. The loan accrued interest at the lending bank prime rate (11.75% at December 31, 1995). The average outstanding debt for the year ended 1995 was $1.7 million, with an average interest rate of 11.9%.

NOTE 7:           LONG-TERM DEBT

A summary of long-term debt is set forth below:

                                               Dec. 31, 1996    Dec. 31, 1995
                                               -------------    -------------
Unsecured revolving bank facility (a)                $10,233          $20,900
Economic Development Revenue Bonds
  due 2011                                             8,000               --
Secured and unsecured loans on foreign
  property, plant and machinery (c)                    1,950            2,309
Other                                                    366              441
                                                     -------          -------
                                                      20,549           23,650
  Less current maturities                                612              529
                                                     -------          -------
                                                     $19,937          $23,121
                                                     =======          =======

Maturities of long-term debt for the five years subsequent to December 31, 1996 are: $612, $676, $428, $178, $10,381 and $8,274 thereafter.

(a) The unsecured revolving bank facility provides for a maximum of $60 million of borrowings and expires in 2001. On borrowings under this revolver, the Company has the option of electing the lending bank prime rate (8.25% and 8.50% at December 31, 1996 and 1995, respectively) or the London Interbank Offered Rate plus .35% - .65% (6.1% and 6.4% at December 31, 1996 and 1995, respectively), depending on the fixed charge coverage ratio of the Company at the date of the borrowings, as defined by the credit agreement. At December 31, 1996 and 1995, there was $49.8 million and $22.1 million available under this facility. There is an annual commitment fee of .125% on the average unused portion.

     The agreement requires the Company, among other things, to maintain tangible net worth (as defined) of no less than $85 million through December 30, 1997, a ratio of total liabilities to net worth of no greater than 1 to 1, and a net income to funded debt ratio of greater than 0.2 to
     1. The Company is in compliance with all covenants as of December 31, 1996.

(b) Economic Development Revenue Bond financed facilities are included in plant and equipment and the related bonds issued by a government unit are recorded as long-term debt. The variable rate bonds for the year ended December 31, 1996 had a weighted average interest rate of 3.6%.

(c) The balances outstanding at December 31, 1996 and 1995 are payable by the Collitex Group, bear interest at rates ranging from 4.75% - 13.5%, mature serially through 2003 and are secured by property, plant, machinery and lending institution bonds.

The Company also maintains a $3 million unsecured line of credit with a bank, which expires September 15, 1998. This line is available for standby and documentary letters of credit of which there were none outstanding at December 31, 1996.

NOTE 8:           INCOME TAXES

The provision for income taxes consists of the following:

                            Years Ended December 31
                     1996            1995              1994
                     ----            ----              ----
Federal
  Current           $3,364          $ 3,042           $2,480
  Deferred             867              974            1,165

Foreign
  Current            2,333            1,850              831
  Deferred             106             (117)             214

State                  662              643              769
                    ------          -------           ------
                    $7,332          $ 6,392           $5,459
                    ======          =======           ======

The cumulative amounts of each temporary difference that comprise the net deferred tax liability are as follows:

                                                              Years Ended December 31
                                                     1996               1995               1994
                                                     ----               ----               ----
Depreciation and other property basis
  differences                                      $ 11,808           $ 11,089           $ 10,391
Costs capitalized to inventory for income
  tax purposes                                         (303)              (424)              (470)
Accrued liabilities and allowances not
  currently deductible                                 (221)               (56)              (333)
                                                   --------           --------           --------
                                                   $ 11,284           $ 10,609           $  9,588
                                                   ========           ========           ========

An analysis of the differences between the federal statutory income tax rate and the effective tax rate is set forth below:

                                                             Years Ended December 31
                                                       1996            1995            1994
                                                       ----            ----            ----
Federal statutory tax rate                             35.0%           35.0%           34.0%
State income tax, net of federal income tax
  benefit                                               1.5             1.9             2.9
Foreign taxes less than federal rate                   (7.7)          (10.5)           (6.5)
Affiliate dividend exclusion                           (3.9)           (0.7)             --
All other, net                                          0.3             3.2             1.6
                                                       ----            ----            ----
                                                       25.2%           28.9%           32.0%
                                                       ====            ====            ====

Collitex and Orvac currently benefit from tax incentives in Italy which significantly reduce the companies' effective tax rate. These incentives expire through 1999.

United States income taxes have not been provided on undistributed foreign earnings of $37.6 million since the Company intends to permanently reinvest such earnings in expanding foreign operations. The unrecognized U.S. tax liability on the undistributed earnings is approximately $6.6 million at December 31, 1996. Total foreign based pre-tax income was approximately $15 million, $11.5 million and $6.3 million for 1996, 1995 and 1994, respectively.

NOTE 9:           COMMITMENTS AND CONTINGENT LIABILITIES

A manufacturing facility in Sayre, Pennsylvania, owned beneficially by the principal shareholders of the Company, is leased at an annual rental of $108 through 1997. An office building in Pearl River, New York, also owned beneficially by the principal shareholders, was leased at an annual rental of $100 through 1995.

Total rental expense for all operating leases amounts to $2,542 in 1996, $2,373 in 1995 and $1,934 in 1994. Minimum rental commitments for all noncancelable operating leases for the years 1997-2001 are: $2,064, $1,690, $1,445, $1,342 and
$1,211, respectively. The minimum total rental commitment for all years subsequent to 2001 is $3,749.

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

NOTE 10:          STOCK-BASED COMPENSATION AND SHAREHOLDERS' EQUITY

On April 24, 1990, the Company's shareholders approved the 1990 Employee Stock Option Plan under which 2,278,349 shares of common stock, as adjusted for subsequent stock dividends, are reserved for issuance upon the exercise of options to be granted to key employees and directors. The plan provides for such issuances in the form of qualified or non-qualified stock options, and stock appreciation rights may be granted in tandem with non-qualified stock options. The option price per share of qualified stock options cannot be less than 100% of the market value at the date of grant. The option price per share of non-qualified stock options and stock appreciation rights are determined by the Board of Directors at its sole discretion.

The options vest ratably over periods of up to four years. Options granted prior to 1994 are exercisable for a period of five years and those granted subsequently, for a period of ten years.

The following is a summary of outstanding stock options:

                                                   Weighted Average
                            Number of Shares(a)    Exercise Price(a)
                            -------------------    -----------------
1994
  Granted                               117,188          $      7.04
  Exercised                              77,320                 3.33
  Canceled                                8,986                13.04
  Outstanding at end of year            746,921                 5.66

1995
  Granted                               343,906          $      6.85
  Exercised                             173,147                 3.19
  Canceled                                1,911                 1.50
  Outstanding at end of year            915,769                 6.58

1996
Granted                                 354,894          $     10.29
Exercised                               196,019                 4.38
Canceled                                 54,951                 8.11
Outstanding at end of year            1,019,693          $      8.20

(a)  Adjusted for subsequent stock splits.

The following table summarizes information about stock options outstanding as of December 31, 1996:

                                                         Weighted-Average               Weighted-Average
Range of Exercise Prices       Number of Options           Exercise Price     Remaining Contractual Life
------------------------       -----------------           --------------     --------------------------
     Options Outstanding
           $6.00 - $9.00                 631,783                  $  6.98                            4.9
          $9.01 - $13.50                 380,910                  $ 10.07                            8.6
         $13.51 - $17.00                   7,000                  $ 17.00                            9.7
                                       ---------                  -------                            ---
                                       1,019,693                  $  8.20                            6.3
                                       ---------                  -------                            ---
     Options Exercisable
           $6.00 - $9.00                 469,375                  $  7.17
          $9.01 - $13.50                 110,745                  $ 11.05
         $13.51 - $17.00                      --                       --
                                       ---------                  -------
                                         580,120                  $  7.91
                                       ---------                  -------

In addition to stock options, the Company maintains an Employee Stock Purchase Plan which allows employees to purchase a certain amount of stock at a discount of 20% to the market price. The Company may sell up to 655,078 shares under this Plan and, as of December 31, 1996, 487,000 shares were available for future purchases. The weighted average fair value of shares sold in 1996 was $16.04 .

Total compensation expense recognized for stock-based compensation for 1996, 1995 and 1994 was $139, $141 and $123, respectively.

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, pursuant to which no compensation cost has been recognized for the options granted. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123, the impact on net income and earnings per share would have been insignificant.

On August 7, 1996, August 9, 1995 and August 15, 1994, the Board of Directors declared 25% stock splits, effected in the form of stock dividends. All per share information presented in the accompanying financial statements has been adjusted to reflect these stock dividends.

NOTE 11:          EMPLOYEE SAVINGS PLAN

The Company maintains a voluntary employee savings plan adopted pursuant to
Section 401(k) of the Internal Revenue Code. Pursuant to the Plan, the Company, at its option, contributes 50% of employee savings up to 4% of salary. The Company's contribution under the Plan was $426, $339 and $320 during 1996, 1995 and 1994, respectively. The Company does not provide post-retirement or post-employment benefits.

NOTE 12:          BUSINESS SEGMENTS

The Company operates as a one-segment business, engaged in the design, development, manufacture and distribution of label systems, bar code systems, labels, tags and related supplies and services for apparel manufacturers, retailers and other soft goods industries. The Company's manufacturing facilities are located in North and South America (principally the U.S.), Europe (principally Germany, Italy and the United Kingdom) and Asia (principally Hong
Kong). Included in the Company's consolidated balance sheet at December 31, 1996 are the net assets of the Company's European and Asian operations of approximately $31.7 million and $17.0 million, respectively.

The following presents financial information for domestic, foreign and export operations:

                                           Years Ended December 31
                                    1996             1995             1994
                                    ----             ----             ----
Sales to unaffiliated customers:
  United States - Domestic       $ 130,672        $ 130,371        $ 117,647
                - Export             9,873            8,359            9,347
  Europe                            53,151           42,653           26,685
  Asia                              26,132           20,053           12,933
                                 ---------        ---------        ---------
    Total                        $ 219,828        $ 201,436        $ 166,612
                                 =========        =========        =========

Operating income:
  United States - Domestic       $  18,500        $  18,012        $  15,364
                - Export             1,370            2,347            2,570
  Europe                             7,735            6,912            3,372
  Asia                               7,237            4,993            3,126
                                 ---------        ---------        ---------
                                    34,842           32,264           24,432

Corporate expenses                  (8,473)          (9,127)          (6,451)
                                 ---------        ---------        ---------
    Total                        $  26,369        $  23,137        $  17,981
                                 =========        =========        =========

Assets employed:
  United States                  $ 116,605        $  96,054        $  75,803
  Europe                            46,109           47,591           43,807
  Asia                              19,445           13,495            9,093
                                 ---------        ---------        ---------
    Total                        $ 182,159        $ 157,140        $ 128,703
                                 =========        =========        =========

United States assets employed are used to manufacture products sold to domestic U.S. customers, export customers and to non-U.S. intercompany customers.

During 1996, 1995 and 1994, one customer represented 11%, 12% and 11%, respectively, of the Company's total sales.

NOTE 13:          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                          Dec. 31, 1996       Dec. 31, 1995
                          -------------       -------------
Accounts payable                $11,977             $ 9,984
Accrued payroll costs             4,403               4,729
Other accrued liabilities         7,236               4,430
                                -------             -------
                                $23,616             $19,143
                                =======             =======

NOTE 14:          SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is set forth below:

                       Years Ended December 31
                    1996         1995        1994
                    ----         ----        ----
Interest           $1,515       $1,507       $  690
Income taxes       $4,783       $4,600       $2,444

Cash paid and stock issued for business acquisitions and the fair value of assets acquired and liabilities assumed is set forth below:

                                            Dec. 31, 1996         Dec. 31, 1994
                                            -------------         -------------
Fair value of assets acquired, including
  goodwill of $3,119 and $13,627 in 1996
  and 1994                                        $ 5,454              $ 30,835
Liabilities assumed                                (1,212)              (12,118)
                                                  -------              --------
Purchase price                                      4,242                18,717
Stock issued for acquisition                           --                (2,760)
                                                  -------              --------
Cash paid, net of cash acquired                   $ 4,242              $ 15,957
                                                  =======              ========

At December 31, 1995, the goodwill relating to assets acquired in 1994 was increased by an additional $2.2 million. This increase represents contingent payments (including any additional costs associated with these transactions) required under the purchase agreements (Note 2).

NOTE 15.          SUBSEQUENT EVENTS

On December 20, 1996, the Company announced it had reached an agreement with Odyssey Partners L.P. for the purchase of its 49% equity ownership in Monarch. The Company also reached agreements with two members of Monarch's management to acquire the 2% of Monarch owned by them. Additionally, agreements were reached to issue options on Paxar common stock to replace options on Monarch common stock held by eight members of Monarch's management. The aggregate purchase price will be approximately $130 million, to be paid in cash ($100 million), shares of Paxar common stock (approximately $5 million) and the remainder in warrants and options. The transaction is contingent upon certain Government approvals. Upon completion of the transaction, the Company will own 100% of Monarch.

The Company has signed a commitment letter to enter into a facility consisting of senior unsecured debt up to $280 million, with a term of six years and with an interest rate of up to 1% over the London Interbank Offered Rate. The Company intends to use this facility to pay the cash portion of the purchase price.

NOTE 16. EVENTS OCCURRING SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED)

On March 3, 1997, the Company completed the purchase of Monarch and the $280 million credit facility as discussed in Note 15.

On March 13, 1997, Monarch commenced a cash tender offer for its $100,000,000 principal amount 12.5% Senior Notes due 2003 (the "Monarch Notes"). The offer expires on April 10, 1997. The redemption price will be $1,137.50 for each $1,000 of principal of the Monarch Notes, and the Company will pay a consent payment of $30 per $1,000 of principal of the Monarch Notes to each holder that consents to certain amendments to the Indenture under which the Monarch Notes were issued.

NOTE 17.          CONDENSED QUARTERLY FINANCIAL DATA
(UNAUDITED)

                                        (in thousands, except per share)
                      First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                      -------------   --------------    -------------   --------------
1996
Sales                       $52,750          $57,554          $51,940          $57,584
Gross profit                 19,494           21,297           19,451           21,253
Operating income              5,991            7,164            6,221            6,993
Net income                    4,343            5,613            5,299            6,549
                            -------          -------          -------          -------
Earnings per share          $  0.15          $  0.20          $  0.19          $  0.23
                            -------          -------          -------          -------

1995
Sales                       $50,524          $52,899          $49,307          $48,706
Gross profit                 18,492           19,362           17,974           17,196
Operating income              6,114            6,736            5,549            4,738
Net income                  $ 3,941          $ 4,408          $ 3,631          $ 3,729
                            -------          -------          -------          -------
Earnings per share          $  0.14          $  0.16          $  0.13          $  0.13
                            -------          -------          -------          -------

Earnings per share have been adjusted to reflect stock dividends.

                       PAXAR CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)



                                                             ADDITIONS
                                   BALANCE AT       CHARGED (CREDITED)
                                 BEGINNING OF             TO COSTS AND              OTHER                        BALANCE AT
DESCRIPTION                              YEAR                 EXPENSES            CHARGES        DEDUCTIONS     END OF YEAR
-----------                              ----                 --------            -------        ----------     -----------
Year ended December 31, 1996
Allowance for doubtful accounts          $585                    $ 576           $     --          $410 (2)            $751

Year ended December 31, 1995
Allowance for doubtful accounts          $506                    $ 252           $     --          $173 (2)            $585


Year ended December 31, 1994
Allowance for doubtful accounts          $411                    $ (24)          $476 (1)          $357 (2)            $506

(1)  Allowance established related to acquisitions.

(2)  Write-off of uncollectible accounts, net of recoveries and other.

EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------

EX-10.17                 Credit Agreement dated March 3, 1997
EX-11.1                  Statement re Computation of Per Share Earnings
EX-21.1                  List of Subsidiaries of Registrant
EX-23.1                  Consent of Independent Public Accountants
EX-27.1                  Financial Data Schedule