Form 10-Q
period 1997-03-31
PAXAR CORP
filed 1997-05-15
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                to
                                        --------------    --------------


                          COMMISSION FILE NUMBER 0-5610
                                                 ------


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



               105 CORPORATE PARK DRIVE, WHITE PLAINS, N.Y. 10604
               --------------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes  x   No
                                     ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (March 31, 1997)

                Common Stock, $0.10 par value: 28,360,533 shares

                          PART I. FINANCIAL INFORMATION


The financial statements included herein have been prepared by PAXAR Corporation (the "Company" or the "Registrant") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of the Company, all adjustments, consisting only of normal recurring accruals and adjustments, necessary to present fairly the financial information contained herein, have been included.

ITEM 1:   FINANCIAL STATEMENTS


                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED MARCH 31
                                                           1997            1996
                                                           ----            ----
                                                (in thousands, except per share amounts)
Sales                                                  $ 80,455        $ 52,750

Cost of Sales                                            48,272          33,256
                                                       --------        --------

      Gross profit                                       32,183          19,494

Selling, general and administrative expenses             22,356          13,503
                                                       --------        --------

      Operating income                                    9,827           5,991

Equity in net income of affiliate                            --             552

Interest expense, net                                    (1,713)           (512)
                                                       --------        --------

      Income before taxes                                 8,114           6,031

Taxes on income                                           2,412           1,688
                                                       --------        --------

Net income                                             $  5,702        $  4,343
                                                       ========        ========

Weighted average shares outstanding                      28,948          28,220
                                                       ========        ========

Earnings per share                                     $   0.20        $   0.15
                                                       ========        ========




                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                MAR. 31, 1997   DEC. 31, 1996
                                                                -------------   -------------
                                                                 (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
ASSETS
Current assets:
Cash                                                             $  18,148        $   4,816
Short-term investments                                               4,143            1,857
Receivables less allowance for doubtful accounts of $4,371
      in 1997 and $751 in 1996                                      79,748           36,870
Inventories                                                         74,739           30,681
Other current assets                                                10,176            3,478
Deferred income taxes                                                4,840              574
                                                                 ---------        ---------
      Total current assets                                         191,794           78,276
                                                                 ---------        ---------
Property, plant and equipment, at cost                             143,255           98,517
      Accumulated depreciation                                     (40,464)         (38,860)
                                                                 ---------        ---------
      Net property, plant and equipment                            102,791           59,657
                                                                 ---------        ---------
Long-term investments                                                4,919            4,911
Investment in affiliate                                                 --           20,129
Goodwill                                                           168,876           18,412
Other assets                                                         7,808              774
                                                                 ---------        ---------
                                                                 $ 476,188        $ 182,159
                                                                 =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                     $   1,715        $   1,699
Notes payable                                                        5,908               --
Current maturities of long-term debt                                   572              612
Accounts payable and accrued liabilities                            67,776           23,616
Accrued taxes on income                                              6,708            3,015
                                                                 ---------        ---------
      Total current liabilities                                     82,679           28,942
                                                                 ---------        ---------
Long-term debt                                                     221,808           19,937
Deferred income taxes                                               11,266           11,858
Other liabilities                                                    6,606            1,502
Shareholders' equity:
      Preferred stock, $0.01 par value, 5,000,000 shares
      authorized, none issued and outstanding                           --               --
      Common  Stock, $0.10 par value, 100,000,000
      shares authorized, 28,360,533 and 28,029,211 shares
      issued and outstanding in 1997 and 1996 respectively           2,836            2,803
Paid in capital                                                     69,516           38,312
Retained earnings                                                   83,941           78,239
Foreign currency translation adjustments                            (2,464)             566
                                                                 ---------        ---------
      Total shareholder's equity                                   153,829          119,920
                                                                 ---------        ---------
                                                                 $ 476,188        $ 182,159
                                                                 =========        =========


                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   (UNAUDITED)



                                                                                              FOREIGN CURRENCY
                                            COMMON STOCK             PAID-IN       RETAINED     TRANSLATION
                                         SHARES         AMOUNT       CAPITAL       EARNINGS     ADJUSTMENTS
                                         ------         ------       -------       --------     -----------
Balance, December 31, 1995             22,207,820       $2,221       $36,723       $57,002       $  (750)
       Net income                              --           --            --         4,343            --
       Exercise of stock options            6,122            1            50            --            --
       Employee stock purchase
          plan                             11,380            1           158            --            --
       Translation adjustments                 --           --            --            --           (54)
                                       ----------       ------       -------       -------       -------
Balance, March 31, 1996                22,225,322       $2,223       $36,931       $61,345       $  (804)
                                       ==========       ======       =======       =======       =======


Balance, December 31, 1996             28,029,211       $2,803       $38,312       $78,239       $   566
       Net Income                              --           --            --         5,702            --
       Exercise of stock options           66,224            7           465            --            --
       Employee stock purchase
          plan                             14,640            1           266            --            --
       Stock issued-acquisitions          250,458           25         4,734            --            --
       Warrants and options
          issued-acquisitions                  --           --        25,739            --            --
       Translation adjustments                 --           --            --            --        (3,030)
                                       ----------       ------       -------       -------       -------
Balance, March 31, 1997                28,360,533       $2,836       $69,516       $83,941       $(2,464)
                                       ==========       ======       =======       =======       =======




                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED MARCH 31,
                                                                        1997         1996
                                                                        ----         ----
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income                                                         $   5,702      $ 4,343
                                                                   ---------      -------

Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                                    3,392        2,106
      Deferred income taxes                                             (187)          56
      Equity in net income of affiliate                                   --         (552)
Changes in assets and liabilities, net of businesses acquired:
      Receivables                                                     (3,874)      (5,116)
      Inventories                                                     (2,355)         415
      Other current assets                                            (2,831)      (1,144)
      Accounts payable and accrued liabilities                         2,549        2,101
      Taxes on income                                                  1,468        1,330
      Other liabilities                                                 (174)          57
                                                                   ---------      -------
                                                                      (2,012)        (747)
                                                                   ---------      -------
      Net cash provided by operating activities                        3,690        3,596
                                                                   ---------      -------


INVESTING ACTIVITIES:
Purchases of property, plant and equipment                            (2,370)      (4,072)
Acquisitions, net of cash acquired                                   (82,620)      (4,601)
(Increase) decrease in short-term investment                          (2,286)       1,900
Other                                                                    586           71
                                                                   ---------      -------
      Net cash used in investing activities                          (86,690)      (6,702)
                                                                   ---------      -------

FINANCING ACTIVITIES:
Decrease in short-term debt                                              (24)        (426)
Additions to long-term debt                                          113,700        8,254
Reductions to long-term debt                                         (17,685)      (5,154)
Exercise of stock options / stock purchase plan                          738          210
                                                                   ---------      -------
      Net cash provided by financing activities                       96,729        2,884
                                                                   ---------      -------


OTHER ACTIVITIES:
Effect of exchange rate changes on cash                                 (397)          24
                                                                   ---------      -------
Increase in cash                                                      13,332         (198)
Cash, at beginning of year                                             4,816        3,466
                                                                   ---------      -------
Cash, at end of period                                             $  18,148      $ 3,268
                                                                   =========      =======




                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DOLLARS IN THOUSANDS, EXCEPT SHARE DATA.

NOTE 1:   GENERAL

The accounting policies followed during interim periods are in conformity with generally accepted accounting principles, and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Other than Balance Sheet amounts as of December 31, 1995 and 1996, all amounts contained herein are unaudited.

Reclassifications:

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2: BUSINESS ACQUISITION

On June 29, 1995, the Company acquired a 49% interest in Monarch Holdings, Inc. ("Holdings"), which had been accounted for using the equity method. On March 3, 1997, the Company acquired the remaining 51% of Holdings for a total purchase price of approximately $130 million. The Company acquired the 49% equity interest of Odyssey Partners, L.P. in Holdings for $94.1 million in cash, a promissory note in the amount of $5.9 million at an annual interest rate of 4.88% payable on January 2, 1998, and five year warrants to purchase (a) 1,000,000 shares of the Company's common stock, par value $0.10, at an exercise price of $17.50 per share and (b) 200,000 shares of the Company's common stock at an exercise price of $21.875 per share. The warrants have been recorded at a fair value of approximately $9.7 million at the date of acquisition. Immediately following the closing of the acquisition, the Company caused Holdings to merge with and into the Company. Upon completion of such merger, the Chairman of Holdings and the President and Chief Executive Officer of Holdings each received 125,229 shares of the Company's common stock valued at $19.00 per share, in exchange for the shares of Holdings common stock owned by each of them. In the merger, employees of Holdings received incentive stock options to purchase an aggregate of 995,575 shares of the Company's Common Stock pursuant to the Company's 1990 Employee Stock Option Plan in exchange for outstanding options to purchase Holdings common stock. The options have been recorded at a fair value of approximately $16 million at the date of acquisition.

The acquisition is being accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired is recorded as goodwill. The purchase price allocation related to certain accruals and reserves is not complete and adjustments to goodwill may be necessary.

The operating results of Monarch Marking Systems, Inc., which became a wholly-owned subsidiary of the Company as a result of the merger of Holdings into the Company, are included in the accompanying consolidated statements of income beginning March 3, 1997. The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1996. These pro forma results do not purport to be indicative of the results of operations which may result in the future.

                                                          Unaudited
                                                      Three Months Ended
                                              March 31, 1997      March 31, 1996
                                              --------------      --------------
Sales                                               $120,134            $115,045
                                                    --------            --------
Net income                                          $  4,254            $  3,179
                                                    --------            --------
Earnings per share                                  $   0.15            $   0.11
                                                    --------            --------

NOTE 3: INVENTORIES

The components of inventories are set forth below:

                                     March 31, 1997            December 31, 1996
                                     --------------            -----------------
Raw materials                               $45,990                      $17,359
Work-in-Process                               4,085                        3,589
Finished goods                               24,664                        9,733
                                            -------                      -------
                                            $74,739                      $30,681
                                            =======                      =======


NOTE 4: LONG-TERM DEBT

An analysis of long-term debt is set forth below:


                                                          March 31, 1997  December 31, 1996
                                                          --------------  -----------------
Unsecured revolving bank facility                               $106,500            $10,233
Unsecured Senior Notes (including $5,856 debt premium)           105,856                 --
Economic Development Revenue Bond                                  8,000              8,000
Secured and unsecured loans on foreign
   property, plant and machinery                                   1,689              1,950
Other                                                                335                366
                                                                --------            -------
                                                                 222,380             20,549
Less current maturities                                              572                612
                                                                --------            -------
                                                                $221,808            $19,937
                                                                ========            =======

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                                     March 31, 1997            December 31, 1996
                                     --------------            -----------------
Accounts payable                            $24,365                      $11,977
Accrued payroll costs                         9,394                        4,403
Other accrued liabilities                    34,017                        7,236
                                            -------                      -------
                                            $67,776                      $23,616
                                            =======                      =======


NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is set forth below:

                                             Three Months Ended
                                       March 31, 1997  March 31, 1996
                                       --------------  --------------
Interest                                       $  328            $471
Income Taxes                                   $1,403            $263


Cash paid for business acquisition and the fair value of assets acquired and liabilities assumed is set forth below:

                                               March 31, 1997    March 31, 1996
                                               --------------    --------------
Estimated fair value of assets acquired,
      including goodwill                            $ 240,460           $ 5,795
Liabilities assumed                                  (157,840)           (1,194)
                                                    ---------           -------
Cash paid                                           $  82,620           $ 4,601
                                                    =========           =======

NOTE 7: NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 128 ("SFAS No. 128" or the "Statement"), Earnings Per Share ("EPS"), which establishes standards for computing and presenting EPS, is effective for both interim and annual periods ending after December 15, 1997. The statement does not permit early application of its provisions. The statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. It also requires dual presentation of basic and diluted EPS on the face of the statement of income for entities with a complex capital structure. Had EPS been determined in accordance with SFAS No. 128, the Company's basic EPS and diluted EPS for the three month periods ended March 31, 1997 and 1996 would have been the following pro forma amounts:

                                       March 31, 1997  March 31, 1996
                                       --------------  --------------
Pro Forma Basic EPS                             $0.20           $0.16

Pro Forma Diluted EPS                           $0.20           $0.15



NOTE 8: SUBSEQUENT EVENT

On April 11, 1997, Monarch Marking Systems, Inc. ("Monarch") a wholly-owned subsidiary of the Company, completed the purchase of $100 million of principal amount of Monarch's 12-1/2% Senior Notes due July 1, 2003 (the "Notes"), which accounted for all of the issued and outstanding Notes. On April 11, 1997, the payment date, Monarch paid $120.2 million, consisting of $100 million of principal, $3.5 million of accrued interest, a $13.7 million premium, and a consent payment of $3.0 million. Upon payment all of the outstanding Notes were canceled and the indenture under which they were issued was terminated. The source of the $120.2 million payment was provided under the $280 million credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS:

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                                       Three Months Ended
                                                March 31, 1997   March 31, 1996
                                                --------------   --------------
Sales                                                    100.0%           100.0%
Cost of Sales                                             60.0             63.0
                                                         -----            -----
          Gross Profit                                    40.0             37.0
Selling, general and administrative expenses              27.8             25.6
                                                         -----            -----
          Operating income                                12.2             11.4
Equity in net income of affiliate                           --              1.0
Interest expense, net                                     (2.1)            (1.0)
                                                         -----            -----
          Income before taxes                             10.1             11.4
Taxes on income                                            3.0              3.2
                                                         -----            -----
          Net income                                       7.1%             8.2%
                                                         =====            =====

FIRST QUARTER 1997 COMPARED TO 1996

Sales were $80.5 for the three months ended March 31, 1997 compared to $52.7 million for the three months ended March 31, 1996, an increase of 52%. Foreign-based and export sales increased from $20.9 million for the three months ended March 31, 1996 to $24.5 million for the comparable period in 1997. Sales from the Company's apparel identification business grew 10% in the three months ended March 31, 1997 compared with the three months ended March 31, 1996. On March 3, 1997, the Company acquired the remaining 51% of Monarch Holdings, Inc. ("Holdings") that it did not own (see Note 2 of Notes to Consolidated Financial Statements). During the month of March, 1997 Monarch Marking Systems, Inc. ("Monarch") which became a wholly-owned subsidiary of the Company upon the merger of Holdings into the Company, contributed $22.4 million in sales.

The gross profit was $32.2 million in the three months ended March 31, 1997 compared to $19.5 million in the comparable period of 1996, an increase of 65%. The gross profit margin was 40% for the current period compared to 37% for the three months ended March 31, 1996.

Selling, general and administrative ("SG&A") expenses were $22.4 million for the three months ended March 31, 1997 compared to $13.5 million for the comparable period of 1996, an increase of 65%. As a percentage of sales, SG&A expenses were 27.8% for the three months ended March 31, 1997 compared to 25.6% for the comparable period in 1996. The increase in SG&A was primarily due to the acquisition of Monarch.

Operating income was $9.8 million or 12.2% of sales for the three months ended March 31, 1997 compared to $6.0 million or 11.4% of sales for the three months ended March 31, 1996.

Interest expense, net was $1.7 million for the three months ended March 31, 1997 compared to $0.5 million for the three months ended March 31, 1996. The increase was primarily due to the acquisition of Monarch.

Income before taxes was $8.1 million (10.1% of sales) for the three months ended March 31, 1997 as compared to $6.0 million (11.4% of sales) for the three months ended March 31, 1996. The increase in pretax profit for the three months ended March 31, 1997 compared to March 31, 1996 is summarized as follows:

                                                                   (in millions)
Sales increase, net of increased SG&A expenses                             $2.2
Improvement in gross margins                                                1.6
Equity in net income of affiliate                                          (0.5)
Increased interest expense, net                                            (1.2)
                                                                           ----
   Net increase                                                            $2.1
                                                                           ====

The effective income tax rate was 30% for the three months ended March 31, 1997 compared to 28% for the three months ended March 31, 1996. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The lower rate in 1996 was attributable to the inclusion of equity in net income of affiliate. The tax rate is below the U.S. statutory federal income tax rate of 35% due to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 receive special tax abatement incentives which expire through 1999.

Net income for the three months ended March 31, 1997 increased to $5.7 million (7.1% of sales) from $4.3 million (8.2% of sales) in the 1996 period. Net income per share was $0.20 for the three months ended March 31, 1997 from $0.15 for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the periods indicated:

                                                         (in millions)
                                                       Three Months Ended
                                                March 31, 1997   March 31, 1996
                                                --------------   --------------
Net cash provided by operating activities               $  3.7            $ 3.6
Net cash used in investing activities                    (86.7)            (6.7)
Net cash provided by financing activities                 96.7              2.9
                                                         -----            -----
       Total change in cash(a)                          $ 13.7            $(0.2)
                                                        ======            =====


(a)   Before exchange rate effects

OPERATING ACTIVITIES

Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and capital expenditures. During the first quarter of 1997, cash provided by operating activities was $3.7 million. Cash provided by operating activities in the first quarter of 1996 was $3.6 million. Depreciation and amortization was $3.4 million for the three months ended March 31, 1997 compared to $2.1 million for the three months ended March 31, 1996.

INVESTING ACTIVITIES

During the first quarter of 1997 capital expenditures were $2.4 million compared to $4.1 million during the first quarter of 1996. Other than projects for employee safety and environmental improvement, all new capital projects are carefully analyzed and are required to make a positive contribution on a net present value basis, generating an attractive internal rate of return on invested capital. The Company currently anticipates capital expenditures of $30.2 million for the year ended December 31, 1997.

On March 3, 1997, the Company acquired the 49% equity interest of Odyssey Partners, L.P. in Holdings for (i) $94,083,750 in cash, (ii) a promissory note in the amount of $5,907,559 at an annual interest rate of 4.88% payable on January 2, 1998 secured by a letter of credit issued by Fleet Bank, N.A. and
(iii) five year warrants (the "Warrants") to purchase (A) 1,000,000 shares of the Company's common stock, par value $0.10 (the "Common Stock"), at an exercise price of $17.50 per share and (B) 200,000 shares of the Company's Common Stock at an exercise price of $21.875 per share. The Company financed the cash portion of the purchase price with the proceeds of a term loan under a $280 million credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders. Immediately following the closing of the acquisition, the Company caused Holdings to be merged with and into the Company, and as a result of the merger, Monarch became a wholly-owned subsidiary of the Company.

On March 13, 1997, Monarch commenced a cash tender offer for its $100,000,000 principal amount 12.5% Senior Notes due 2003 (the "Monarch Notes"). The offer expired on April 10, 1997. The redemption price was $1,137.50 for each $1,000 of principal of the Monarch Notes, and the Company paid a consent payment of $30 per $1,000 of principal of the Monarch Notes to each holder that consented to certain amendments to the Indenture under which the Monarch Notes were issued. On April 11, 1997, the payment date, Monarch paid $120.2 million to the holders of all of the outstanding Monarch Notes (see Note 8 of Notes to Consolidated Financial Statements). Upon payment, all of the outstanding Monarch Notes were canceled and the indenture under which they were issued was terminated. The source of the $120.2 million payment was provided under the $280 million credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders.

The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses, and believes that further acquisitions outside the United States would be of important strategic value.

FINANCING ACTIVITIES

The table below shows the components of total capital at:

                                                           (in millions)
                                                March 31, 1997   December 31, 1996
                                                --------------   -----------------
Long-term debt                                          $221.8              $ 19.9

Shareholder's equity                                     153.8               119.9
                                                        ------              ------

     Total capital                                      $375.6              $139.8
                                                        ======              ======

Long-term debt as a percent of total capital              59.1%               14.3%
                                                        ======              ======

Long-term debt increased to $221.8 million at March 31, 1997 from $19.9 million at December 31, 1996. At March 31, 1997, long-term debt as a percent of total capital was 59.1% compared to 14.3% at December 31, 1996.

On March 3, 1997, the Company entered into a six-year, $280 million credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders, consisting of a $140 million term loan facility and a $140 million revolving credit facility. Borrowings under the term loan and revolving credit facilities bear interest at rates referenced to the LIBOR rate (with applicable margins varying in accordance with the Company's attainment of specified financial tests) or the Prime Rate (as defined) and are guaranteed by the domestic subsidiaries of the Company and a pledge of the stock of Monarch. As of March 31, 1997, borrowings under the term loan and revolving credit facilities were $105.0 million and $1.5 million, respectively, and the amount available was $35.0 million and $138.5 million, respectively.

Except for historical information contained herein, certain statements above are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Factors that could cause actual results to differ materially include, but are not limited to, the following: economic and other business conditions that may affect demand in the U.S. and European markets; the mix of products sold and the profit margins thereon; order cancellations or reduced bookings by customers or distributors; and discounting necessitated by price competition. Those and other risks are described in the Company's filings with the Securities and Exchange Commission (the "SEC") over the last 12 months, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996, copies of which are available from the SEC or may be obtained upon request from the Company.

                           PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibit Index.

            Exhibit 27.1 Financial Data Schedule

b)    Reports on Form 8-K


      On January 3, 1997, the Registrant filed a Report on Form 8-K dated December 20, 1996, reporting that it had entered into an agreement to acquire the 49% equity interest of Odyssey Partners, L.P. in Monarch Holdings, Inc.

      On March 18, 1997, the Registrant filed a Report on Form 8-K dated March 3, 1997 reporting that it had completed the acquisition of the 495 shares of common stock of Monarch Holdings, Inc. from Odyssey Partners, L.P. and that Monarch Holdings, Inc. had merged with and into the Registrant.

                       PAXAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PAXAR Corporation
                                   -----------------
                                   Registrant




                                   by /s/ Joseph Fetzner
                                   ---------------------
                                   Signature




                                   Joseph Fetzner
                                   --------------
                                   Full Name of Signing Officer




                                   Vice President Controller
                                   -------------------------
                                   Title of Signing Officer
                                   (Principal Financial and Accounting Officer)



                                   May 14, 1997
                                   ------------
                                   Date