Form 10-Q
period 1997-06-30
PAXAR CORP
filed 1997-08-13
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (June 30, 1997)

                Common Stock, $0.10 par value: 28,587,573 shares

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

ITEM 1:        FINANCIAL STATEMENTS


                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                             THREE MONTHS                    SIX MONTHS
                                                                             ENDED JUNE 30                  ENDED JUNE 30
                                                                       1997             1996            1997             1996
                                                                     ---------        --------        ---------        ---------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Sales                                                                $ 134,341        $ 57,554        $ 214,796        $ 110,304


Cost of sales                                                           79,470          36,257          127,742           69,513
                                                                     ---------        --------        ---------        ---------

         Gross profit                                                   54,871          21,297           87,054           40,791

Selling, general and administrative expenses                            39,124          14,133           61,480           27,636

Integration/restructuring costs                                          2,086              --            2,086               --
                                                                     ---------        --------        ---------        ---------

         Operating income                                               13,661           7,164           23,488           13,155

Equity in net income of affiliate                                         --             1,014               --            1,566

Interest expense, net                                                   (3,815)           (478)          (5,528)            (990)
                                                                     ---------        --------        ---------        ---------

         Income before taxes                                             9,846           7,700           17,960           13,731

Taxes on income                                                          3,515           2,087            5,927            3,775
                                                                     ---------        --------        ---------        ---------

Income before extraordinary item                                         6,331           5,613           12,033            9,956

Extraordinary item - loss on early extinguishment of debt
(net of tax)                                                            (8,575)             --           (8,575)              --
                                                                     ---------        --------        ---------        ---------

Net income (loss)                                                    ($  2,244)       $  5,613        $   3,458        $   9,956
                                                                     =========        ========        =========        =========

Weighted average shares outstanding                                     29,718          28,399           29,320           28,310
                                                                     =========        ========        =========        =========

Earnings per common share:

      Income before extraordinary item                               $    0.21        $   0.20        $    0.41        $    0.35

      Extraordinary item                                                 (0.29)             --            (0.29)              --
                                                                     ---------        --------        ---------        ---------

      Net income per share                                           ($   0.08)       $   0.20        $    0.12        $    0.35
                                                                     =========        ========        =========        =========


                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30, 1997    DEC. 31, 1996
                                                                   ---------        ---------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
ASSETS
Current assets:
Cash                                                               $  14,010        $   4,816
Short-term investments                                                 3,063            1,857
Receivables, less allowance for doubtful accounts of $4,119
   in 1997 and $751 in 1996
                                                                      86,476           36,870
Inventories                                                           82,348           30,681
Other current assets                                                  10,779            3,478
Deferred income taxes                                                  5,414              574
                                                                   ---------        ---------
         Total current assets                                        202,090           78,276
                                                                   ---------        ---------
Property, plant and equipment, at cost                               152,113           98,517
      Accumulated depreciation                                       (45,728)         (38,860)
                                                                   ---------        ---------
         Net property, plant and equipment                           106,385           59,657
                                                                   ---------        ---------
Long-term investments                                                  5,045            4,911
Investment in affiliate                                                   --           20,129
Goodwill                                                             168,878           18,412
Other assets                                                           4,064              774
                                                                   ---------        ---------
                                                                   $ 486,462        $ 182,159
                                                                   =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                       $     262        $   1,699
Notes payable                                                          5,908               --
Current maturities of long-term debt                                     578              612
Accounts payable and accrued liabilities                              72,457           23,616
Accrued taxes on income                                                4,528            3,015
                                                                   ---------        ---------
         Total current liabilities                                    83,733           28,942
                                                                   ---------        ---------
Long-term debt                                                       233,304           19,937
Deferred income taxes                                                 11,233           11,858
Other liabilities                                                      6,596            1,502
Shareholders' equity:
      Preferred Stock, $0.01 par value, 5,000,000 shares
         authorized, none issued and outstanding                          --               --
      Common Stock, $0.10 par value, 100,000,000 shares
         authorized, 28,587,573 and 28,029,211 shares issued
         and outstanding, in 1997 and 1996, respectively
                                                                       2,859            2,803
Paid-in capital                                                       69,940           38,312
Retained earnings                                                     81,697           78,239
Foreign currency translation adjustments                              (2,900)             566
                                                                   ---------        ---------
         Total shareholders' equity                                  151,596          119,920
                                                                   ---------        ---------
                                                                   $ 486,462        $ 182,159
                                                                   =========        =========




                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   (UNAUDITED)




                                                                                                                  FOREIGN CURRENCY
                                                     COMMON STOCK                 PAID-IN           RETAINED        TRANSLATION
                                               SHARES            AMOUNT           CAPITAL           EARNINGS        ADJUSTMENTS
                                             ----------        ----------        ----------        ----------        ----------

Balance, December 31, 1995                   22,207,820        $    2,221        $   36,723        $   57,002        $     (750)
         Net income                                  --                --                --             9,956                --
         Exercise of stock options               85,047                 9               469                --                --
         Employee stock purchase plan
                                                 24,259                 2               370                --                --
         Translation adjustments                     --                --                --                --               242
                                             ----------        ----------        ----------        ----------        ----------
Balance, June 30, 1996                       22,317,126        $    2,232        $   37,562        $   66,958        $     (508)
                                             ==========        ==========        ==========        ==========        ==========

Balance, December 31, 1996                   28,029,211        $    2,803        $   38,312        $   78,239        $      566
         Net income                                  --                --                --             3,458                --
         Exercise of stock options              282,599                28               681                --                --
         Employee stock purchase plan
                                                 25,305                 3               474                --                --
         Stock issued-acquisitions              250,458                25             4,734                --                --
         Warrants and options
               issued-acquisitions                   --                --            25,739                --                --
         Translation adjustments                     --                --                --                --            (3,466)
                                             ----------        ----------        ----------        ----------        ----------
Balance, June 30, 1997                       28,587,573        $    2,859        $   69,940        $   81,697        ($   2,900)
                                             ==========        ==========        ==========        ==========        ==========




                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30
                                                             1997            1996
                                                          ---------        ---------
                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                $   3,458        $   9,956
                                                          ---------        ---------

Adjustments to reconcile net income to net cash
   provided by operating activities:
         Extraordinary item-loss on early
            extinguishment of debt (net of tax)               8,575               --
        Depreciation and amortization                         8,811            4,505
        Deferred income taxes                                  (332)              37
        Equity in net income of affiliate                        --           (1,566)
Change in assets and liabilities, net of businesses
acquired:
         Receivables                                         (9,386)          (7,794)
         Inventories                                         (9,237)          (1,472)
         Other current assets                                (3,287)            (917)
         Accounts payable and accrued liabilities             3,474            6,387
         Taxes on income                                       (889)           1,448
         Other liabilities                                     (184)          (1,997)
                                                          ---------        ---------
                                                             (2,455)          (1,369)
                                                          ---------        ---------
         Net cash provided by operating
             activities                                       1,003            8,587
                                                          ---------        ---------

INVESTING ACTIVITIES:
Decrease (increase) of short-term investments                (1,206)           1,570
Purchases of property, plant and equipment                  (10,299)          (6,481)
Purchase of long-term investments                              (134)          (4,005)
Acquisitions, net of cash acquired                          (81,574)          (4,613)
Other                                                         3,218                7
                                                          ---------        ---------
         Net cash used in investing activities              (89,995)         (13,522)
                                                          ---------        ---------

FINANCING ACTIVITIES:
Decrease of short-term debt                                  (1,471)          (1,116)
Additions of long-term debt                                 133,644           18,854
Reductions of long-term debt                                (34,708)         (13,977)
Exercise of stock options/stock purchase plan                 1,185              850
                                                          ---------        ---------
         Net cash provided by financing activities           98,650            4,611
                                                          ---------        ---------

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                        (464)              79
                                                          ---------        ---------
Increase (decrease) in cash                                   9,194             (245)
Cash, at beginning of year                                    4,816            3,466
                                                          ---------        ---------
Cash at end of period                                     $  14,010        $   3,221
                                                          =========        =========



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

The acquisition is being accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired is recorded as goodwill. The purchase price allocation is not complete and adjustments to goodwill may be necessary.

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

                                                           Unaudited
                                                        Six Months Ended
                                                 June 30, 1997      June 30,  1996
                                                   --------            --------
Sales                                              $254,475            $237,655
                                                   --------            --------

Income before extraordinary item                   $ 10,585            $  8,892
                                                   --------            --------

Earnings per share before extraordinary item       $   0.36            $   0.31
                                                   --------            --------

NOTE 3:        INVENTORIES

The components of inventories are set forth below:

                                  June 30, 1997      December 31, 1996
                                     -------              -------
Raw materials                        $50,239              $17,359
Work-in-Process                        4,641                3,589
Finished goods                        27,468                9,733
                                     -------              -------
                                     $82,348              $30,681
                                     =======              =======


NOTE 4:        LONG-TERM DEBT

An analysis of long-term debt is set forth below:

                                                                         June 30, 1997      December 31, 1996
                                                                           --------              -------
Unsecured revolving bank facility(a)                                       $224,000             $ 10,233
Economic Development Revenue Bond                                             8,000                8,000
Secured and unsecured loans on foreign property,
plant and machinery                                                           1,582                1,950
Other                                                                           300                  366
                                                                           --------              -------
                                                                            233,882               20,549
Less current maturities                                                         578                  612
                                                                           --------              -------
                                                                           $233,304              $19,937
                                                                           ========              =======


(a) On March 3, 1997, the Company entered into a six-year, $280 million credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders, consisting of a $140 million term loan facility and a $140 million revolving credit facility. Borrowings under the term loan and revolving credit facilities bear interest at rates referenced to the LIBOR rate (with applicable margins varying in accordance with the Company's attainment of specified financial tests) or the Prime Rate (as defined) and are guaranteed by the domestic subsidiaries of the Company. As of June 30, 1997, borrowings under the term loan and revolving credit facilities were $140.0 and $84.0 million, respectively, and the amount available was $56.0 million.


NOTE 5:        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                              June 30, 1997   December 31, 1996
                                -------           -------
Accounts payable                $28,899           $11,977
Accrued payroll costs            10,485             4,403
Other accrued liabilities        33,073             7,236
                                -------           -------
                                $72,457           $23,616
                                =======           =======

 NOTE 6:       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is set forth below:

                                    Six Months Ended
                          June 30, 1997            June  30, 1996
                          -------------            --------------

Interest                     $2,312                   $  978
Income taxes                 $2,204                   $2,137


Cash paid for business acquisitions and the fair value of assets acquired and liabilities assumed is set forth below:

                                                        June 30, 1997    June 30, 1996
                                                        -------------    -------------
Estimated fair value of assets acquired, including
     goodwill                                            $ 241,970        $   5,807
Liabilities assumed                                       (160,396)          (1,194)
                                                         ---------        ---------
Cash paid                                                $  81,574        $   4,613
                                                         =========        =========


NOTE 7:        NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 128 ("SFAS No. 128" or the "Statement"), Earnings Per Share ("EPS"), which establishes standards for computing and presenting EPS, is effective for both interim and annual periods ending after December 15, 1997. The statement does not permit early application of its provisions. The statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. It also requires dual presentation of basic and diluted EPS on the face of the statement of income for entities with a complex capital structure. Had EPS been determined in accordance with SFAS No. 128, the Company's basic EPS and diluted EPS for the three month and six month periods ended June 30, 1997 and 1996 would have been the following pro forma amounts:

                                  Three Months Ended June 30,        Six Months Ended June 30,
                                      1997             1996             1997           1996
                                      ----             ----             ----           ----
Pro forma basic EPS before
extraordinary item                 $   0.22         $   0.20         $   0.42       $   0.36

Pro forma basic EPS                ($  0.08)        $   0.20         $   0.12       $   0.36

Pro forma diluted EPS before
extraordinary item                 $   0.21         $   0.20         $   0.41       $   0.35

Pro forma diluted EPS              ($  0.08)        $   0.20         $   0.12       $   0.35


NOTE 8:        INTEGRATION/RESTRUCTURING CHARGE

During the second quarter ended June 30, 1997, the Company implemented an integration and restructuring program associated with the acquisition of Monarch which reduced operating income by $2.0 million. These charges reduced net income for the quarter ended June 30, 1997 by $1.4 million or $0.05 per share. The charges include costs to consolidate certain facilities, severance and other costs. Approximately $1.0 million of these costs have been paid as of June 30, 1997. Additional charges may be incurred during the remainder of 1997. These charges are not expected to be material to the annual results of operations.

NOTE 9:        EXTRAORDINARY ITEM-LOSS ON EARLY EXTINGUISHMENT OF DEBT

On April 11, 1997, Monarch Marking Systems, Inc. ("Monarch"), a wholly-owned subsidiary of the Company, completed the purchase of $100 million of principal amount of Monarch's 12-1/2% Senior Notes due July 1, 2003 (the "Notes"), which accounted for all of the issued and outstanding Notes. On April 11, 1997, the payment date, Monarch paid $120.2 million, consisting of $100 million of principal, $3.5 million of accrued interest, a $13.7 million premium, and a consent payment of $3.0 million. Upon payment, all of the outstanding Notes were canceled and the indenture under which they were issued was terminated. The early redemption of the Notes resulted in a extraordinary charge of $8.6 million net of tax of $5.1 million.


NOTE 10:       SUBSEQUENT EVENT

On July 15, 1997, the Company entered into an Agreement and Plan of Merger with International Imaging Materials, Inc. ("IIMAK"). The Company will acquire IIMAK for approximately $200 million in stock. The merger will close early in the fourth quarter of 1997. The transaction is to be accounted for as a pooling of interest.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS:

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                         Three Months Ended June 30   Six Months Ended June 30
                                             1997          1996          1997          1996
                                            -----         -----         -----         -----
Sales                                       100.0%        100.0%        100.0%        100.0%
Cost of Sales                                59.2          63.0          59.5          63.0
                                            -----         -----         -----         -----
         Gross Profit                        40.8          37.0          40.5          37.0
Selling, general and administrative
           expenses                          29.1          24.6          28.6          25.1
Integration/restructuring costs               1.5            --           1.0            --
                                            -----         -----         -----         -----
         Operating income                    10.2          12.4          10.9          11.9
Equity in net income of affiliate              --           1.8            --           1.4
Interest expense, net                        (2.9)         (0.8)         (2.6)         (0.9)
                                            -----         -----         -----         -----
         Income before taxes                  7.3          13.4           8.3          12.4
Taxes on income                               2.6           3.6           2.7           3.4
                                            -----         -----         -----         -----
        Income before extraordinary
        item                                  4.7           9.8           5.6           9.0
Extraordinary item                           (6.4)           --          (4.0)           --
                                            -----         -----         -----         -----
         Net income                          (1.7)%         9.8%          1.6%          9.0%
                                            =====         =====         =====         =====

SECOND QUARTER 1997 COMPARED TO 1996
Sales increased to $134.3 million for the three months ended June 30, 1997 compared to $57.6 million for the three months ended June 30, 1996. Foreign-based and export sales increased from $23.3 million for the three months ended June 30, 1996 to $55.1 million for the comparable period in 1997. Sales from the Company's apparel identification business grew 16% in the three months ended June 30, 1997 compared with the three months ended June 30, 1996. On March 3, 1997, the Company acquired the remaining 51% of Monarch Holdings, Inc. ("Holdings") that it did not own (see Note 2 of Notes to Consolidated Financial Statements). During the three months ended June 30, 1997 Monarch Marking Systems, Inc. ("Monarch"), which became a wholly-owned subsidiary of the Company upon the merger of Holdings into the Company, contributed $67.9 million in sales.

The gross profit was $54.9 million in the three months ended June 30, 1997 compared to $21.3 million in the comparable period of 1996. The gross profit margin was 40.8% for the current period compared to 37.0% for the three months ended June 30, 1996.

Selling, general and administrative (SG&A) expenses were $39.1 million for the three months ended June 30, 1997 compared to $14.1 million for the comparable period of 1996. As a percentage of sales, SG&A expenses were 29.1% for the three months ended June 30, 1997 compared to 24.6% for the comparable period in 1996.

During the second quarter ended June 30, 1997, the Company implemented an integration and restructuring program associated with the acquisition of Monarch which reduced operating income by $2.0 million. These charges reduced net income for the quarter ended June 30, 1997 by $1.4 million or $0.05 per share. The charges include costs to consolidate certain facilities, severance and other costs. Approximately $1.0 million of these costs have been paid as of June 30, 1997. Additional charges may be incurred during the remainder of 1997. These charges are not expected to be material to the annual results of operations.

Operating income was $13.7 million or 10.2% of sales for the three months ended June 30, 1997 compared to $7.2 million or 12.4% of sales for the three months ended June 30, 1996.

Equity in net income of affiliate was $1.0 million for the three months ended June 30, 1996 (see Note 2 of Notes to Consolidated Financial Statements).

Interest expense, net was $3.8 million for the three months ended June 30, 1997 compared to $0.5 million for June 30, 1996. The increase was primarily due to debt incurred in connection with the acquisition of Monarch.

Income before taxes was $9.8 million (7.3% of sales) for the three months ended June 30, 1997 as compared to $7.7 million (13.4% of sales) for the three months ended June 30, 1996.

The effective income tax rate was 35.7% for the three months ended June 30, 1997 compared to 27.1% for the three months ended June 30, 1996. The increase is primarily due to the acquisition of Monarch. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The lower tax rate in 1996 is attributable to the addition of equity in the net income of affiliate and lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 receive special tax abatement incentives which expire through 1999.

Income before extraordinary item for the three months ended June 30, 1997 increased to $6.3 million (4.7% of sales) from $5.6 million (9.8% of sales) in the 1996 period. Income before extraordinary item per share was $0.21 for the three months ended June 30, 1997 compared to $0.20 for the three months ended June 30, 1996.

The extraordinary item of $8.6 million (net of tax of $5.1 million) was the result of the early redemption of Monarch's 12-1/2% Senior Notes due July 1, 2003 (see Note 9 of Notes to Consolidated Financial Statements).

Net loss for the three months ended June 30, 1997 was $2.2 million compared to net income of $5.6 million in the 1996 period. Net loss per share was $0.08 for the three months ended June 30, 1997 compared to net income per share of $0.20 for the three months ended June 30, 1996.


SIX MONTHS 1997 COMPARED TO 1996

Sales increased to $214.8 million for the six months ended June 30, 1997 compared to $110.3 million for the six months ended June 30, 1996. Foreign-based and export sales increased from $44.2 million for the six months ended June 30, 1996 to $87.1 million for the comparable period of 1997. The Company's apparel identification business grew 13% in the six months ended June 30, 1997 compared with the six months ended June 30, 1996. On March 3, 1997, the Company acquired the remaining 51% of Monarch Holdings, Inc. ("Holdings") that it did not own (see Note 2 of Notes to Consolidated Financial Statements). Since March 3, 1997, Monarch Marking Systems, Inc. ("Monarch"), which became a wholly-owned subsidiary of the Company upon the merger of Holdings into the Company, contributed $90.3 million in sales.

The gross profit was $87.1 million in the six months ended June 30, 1997 compared to $40.8 million in the comparable period of 1996. The gross profit margin was 40.5% for the current period compared to 37.0% for the six months ended June 30, 1996.

Selling, general and administrative (SG&A) expenses were $61.5 million for the six months ended June 30, 1997 compared to $27.7 million for the comparable period of 1996. As a percentage of sales, SG&A expenses were 28.6% for the six months ended June 30, 1997 compared to 25.1% for the comparable period in 1996.

During the second quarter ended June 30, 1997, the Company implemented an integration and restructuring program associated with the acquisition of Monarch which reduced operating income by $2.0 million. These charges reduced net income for the quarter ended June 30, 1997 by $1.4 million or $0.05 per share. The charges include costs to consolidate certain facilities, severance and other costs. Approximately $1.0 million of these costs have been paid as of June 30, 1997. Additional charges may be incurred during the remainder of 1997. These charges are not expected to be material to the annual results of operations.

Operating income was $23.5 million or 10.9% of sales for the six months ended June 30, 1997 compared to $13.2 million or 11.9% of sales for the six months ended June 30, 1996.

Equity in net income of affiliate was $1.6 million for the six months ended June 30, 1996 (see Note 2 of Notes to Consolidated Financial Statements).

Interest expense, net was $5.5 million for the six months ended June 30, 1997 compared to $1.0 million for June 30, 1996. The increase was due primarily to debt incurred in connection with the acquisition of Monarch.

Income before taxes was $18.0 million (8.3% of sales) for the six months ended June 30, 1997 as compared to $13.7 million (12.4% of sales) for the six months ended June 30, 1996. The increase in pretax profit for the six months ended June 30, 1997 compared to June 30, 1996 is summarized as follows:

                                      (in millions)
Sales increase                          $  42.3

Increase in SG&A                          (35.9)

Improvement in gross margin                 3.9

Equity in net income of affiliate          (1.6)

Increased interest expense, net            (4.5)
                                        -------
   Net increase                         $   4.2
                                        =======


The effective income tax rate was 33.0% for the six months ended June 30, 1997 compared to 27.5% for the six months ended June 30, 1996. The increase is primarily due to the acquisition of Monarch. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The lower tax rate in 1996 is attributable to the addition of equity in the net income of affiliate. The tax rate is below the U.S. statutory federal income tax rate of 35% due to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 receive special tax abatement incentives which expire through 1999.

Income before extraordinary item for the six months ended June 30, 1997 increased to $12.0 million (5.6% of sales) from $9.9 million (9.0% of sales ) in the 1996 period. Income before extraordinary per share was $0.41 for the six months ended June 30, 1997 from $0.35 for the six months ended June 30, 1996.

The extraordinary item of $8.6 million (net of tax of $5.1 million) was the result of the early redemption of Monarch's 12-1/2% Senior Notes due July 1, 2003 (see Note 9 of Notes to Consolidated Financial Statements).

Net income for the six months ended June 30, 1997 was $3.5 million (1.6% of sales) compared to $9.9 million (9.0% of sales) in the 1996 period. Net income per share was $0.12 for the six months ended June 30, 1997 from $0.35 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES:

The table below presents the summary of cash flow for the periods indicated:

                                                    (in millions)
                                               Six Months Ended June 30
                                                 1997         1996
                                                -------      -------
Net cash provided by operating activities       $   1.0      $   8.6

Net cash used in investing activities             (90.0)       (13.5)

Net cash provided by financing activities          98.6          4.6
                                                -------      -------

   Total change in cash(a)                      $   9.6      $  (0.3)
                                                =======      =======


(a) Before exchange rate effects

OPERATING ACTIVITIES
Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and capital expenditures. Cash provided by operating activities as of June 30, 1997 was $1.0 million. Cash provided by operating activities as of June 30, 1996 was $8.6 million. Depreciation and amortization was $8.8 million for the six months ended June 30, 1997 compared to $4.5 million for the six months ended June 30, 1996.

INVESTING ACTIVITIES
During the first six months of 1997, capital expenditures were $10.3 million, compared to $6.5 million during the first six months of 1996. Other than projects for employee safety and environmental improvement, all new capital projects are carefully analyzed and are required to make a positive contribution on a net present value basis, generating an attractive internal rate of return on invested capital. The Company currently anticipates capital expenditures of $29.2 million for the year ending December 31, 1997.

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

On March 13, 1997, Monarch commenced a cash tender offer for its $100,000,000 principal amount 12-1/2% Senior Notes due 2003 (the "Monarch Notes"). The redemption price was $1,137.50 for each $1,000 of principal of the Monarch Notes, and the Company paid a consent payment of $30 per $1,000 of principal of the Monarch Notes to each holder that consented to certain amendments to the Indenture under which the Monarch Notes were issued. On April 11,1997, the payment date, Monarch paid $120.2 million to the holders of all of the outstanding Monarch Notes. Upon payment, all of the outstanding Monarch Notes were canceled and the indenture under which they were issued was terminated. The source of the $120.2 million payment was provided under the $280 million credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders.

The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses, and believes that further acquisitions outside the United States would be of important strategic value.

FINANCING ACTIVITIES
The table below shows the components of total capital at:

                                                         (in millions)
                                                 June 30, 1997    December 31, 1996
                                                   --------          --------
Long-term debt                                     $  233.3          $   19.9

Shareholders' equity                                  151.6             119.9
                                                   --------          --------

   Total capital                                   $  384.9          $  139.8
                                                   ========          ========

Long-term debt as a percent of total capital
                                                       60.6%             14.3%
                                                   --------          --------


Long-term debt increased to $233.3 million at June 30, 1997 from $19.9 million at December 31, 1996. At June 30, 1997, long-term debt as a percent of total capital was 60.6% compared to 14.3% at December 31, 1996.

On March 3, 1997, the Company entered into a six-year, $280 million credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders, consisting of a $140 million term loan facility and a $140 million revolving credit facility. Borrowings under the term loan and revolving credit facilities bear interest at rates referenced to the LIBOR rate (with applicable margins varying in accordance with the Company's attainment of specified financial tests) or the Prime Rate (as defined) and are guaranteed by the domestic subsidiaries of the Company. As of June 30, 1997, borrowings under the term loan and revolving credit facilities were $140.0 and $84.0 million, respectively, and the amount available was $56.0 million.

Except for historical information contained herein, certain statements above are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in the future periods to differ materially from forecasted results. Factors that could cause actual results to differ materially include, but are not limited to, the following: economic and other business conditions that may affect demand in the U.S. and European markets; the mix of products sold and the profit margins thereon; order cancellations or reduced bookings by customers or distributors; and discounting necessitated by price competition. Those and other risks are described in the Company's filings with the Securities and Exchange Commission (the "SEC") over the last 12 months, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996, copies of which are available from the SEC or may be obtained upon request from the Company.

                           PART II. OTHER INFORMATION



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 1997 the Company held an Annual Meeting of Shareholders to elect six Directors, each to serve for a term of two years and until their successors are fully elected and qualified, to approve the adoption of the Company's 1997 Incentive Stock Option Plan and to ratify the appointment of Arthur Andersen LLP, as the Company's independent public accountants for the year ended December 31, 1997. The nominees for election to the Board of Directors received the following votes cast:

                                            For Election                Withholding Authority
                                            ------------                ---------------------

Victor Hershaft                             25,097,940                  45,384

Jack Becker                                 25,097,940                  45,384

Robert Laidlaw                              25,097,122                  46,202

David E. McKinney                           25,096,874                  46,450

Leo Benatar                                 25,097,126                  46,198

John  W. Paxton                             25,097,940                  45,384


17,482,255 shares were voted in favor of approving the adoption of the Company's 1997 Incentive Stock Option Plan. 2,050,611 shares were voted against the adoption, and there were 5,610,458 abstentions and broker non-votes on such matter.

25,097,476 shares were voted in favor of the ratification of the appointment of Arthur Andersen LLP. 13,454 shares were voted against such ratification, and there were 32,394 abstentions and broker non-votes on such matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibit Index
               Exhibit 27.1 Financial Data Schedule

b)       Reports on Form 8-K
               On May 19, 1997, the Registrant filed a Report on Form 8-K/A, Amendment No. 1 to Current Report on Form 8-K for March 3, 1997 in order to provide the Financial Statements called for under Item 7 of Form 8-K.

                       PAXAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 Paxar Corporation
                                                 --------------------
                                                 Registrant




                                                 /s/ Joseph Fetzner
                                                 ------------------
                                                 Signature




                                                 Joseph Fetzner
                                                 ----------------------------
                                                 Full Name of Signing Officer




                                                 Vice President and
                                                 Controller*
                                                 ------------------------
                                                 Title of Signing Officer




                                                 August 13, 1997
                                                 ---------------
                                                 Date





* Mr. Fetzner has signed this Report in the dual capacity of duly authorized officer and Controller.