Form 10-Q
period 1997-09-30
PAXAR CORP
filed 1997-11-14
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended September 30, 1997

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

                                  914 697-6800
                                  ------------
              (Registrant's telephone number, including area code)

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

                                    Yes |x|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers's classes of common stock, as of the latest practicable date. (October 28, 1997)

                Common Stock, $0.10 par value: 48,260,198 shares

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

Item 1:  Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                            Three Months             Nine Months
                                         Ended September 30,     Ended September 30,
                                          1997        1996       1997         1996
                                          ----        ----       ----         ----
                                          (in thousands, except per share amounts)
Sales                                  $ 127,513   $ 51,940   $ 342,309   $ 162,244
Cost of sales                             76,534     32,489     204,276     102,002
                                       ---------   --------   ---------   ---------
      Gross profit                        50,979     19,451     138,033      60,242
Selling, general and administrative
     expenses                             37,510     13,230      98,990      40,866
Integration/restructuring costs               --         --       2,086          --
                                       ---------   --------   ---------   ---------
      Operating income                    13,469      6,221      36,957      19,376
Equity in net income of affiliate             --      1,182          --       2,748
Interest expense, net                     (3,450)      (205)     (8,978)     (1,195)
                                       ---------   --------   ---------   ---------
      Income before taxes                 10,019      7,198      27,979      20,929
Taxes on income                            3,027      1,899       8,954       5,674
                                       ---------   --------   ---------   ---------
Income before extraordinary item           6,992      5,299      19,025      15,255

Extraordinary item-loss on early
extinquishment of debt (net of tax)           --         --      (8,575)         --
                                       ---------   --------   ---------   ---------
Net income                             $   6,992   $  5,299   $  10,450   $  15,255
                                       =========   ========   =========   =========
Weighted average shares outstanding       37,359     35,584      36,899      35,464
                                       =========   ========   =========   =========
Earnings per common share:
     Income before extraordinary item  $    0.19   $   0.15   $    0.52   $    0.43
     Extraordinary item                       --         --       (0.24)         --
                                       =========   ========   =========   =========
     Earnings per share                $    0.19   $   0.15   $    0.28   $    0.43
                                       =========   ========   =========   =========

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            September   December
                                                            30, 1997    31, 1996
                                                            ---------   --------
                                                           (unaudited)
                                           (in thousands, except share amounts)
ASSETS
Current assets:
Cash                                                       $  11,005   $   4,816
Short-term investments                                         3,022       1,857
Receivables, less allowance for doubtful accounts of
    $4,317 in 1997 and $751 in 1996                           83,581      36,870
Inventories                                                   87,026      30,681
Other current assets                                          11,252       3,478
Deferred income taxes                                          5,414         574
                                                           ---------   ---------
      Total current assets                                   201,300      78,276
                                                           ---------   ---------
Property, plant and equipment, at cost                       157,951      98,517
    Accumulated depreciation                                 (49,990)    (38,860)
                                                           ---------   ---------
      Net property, plant and equipment                      107,961      59,657
                                                           ---------   ---------
Long-term investments                                          5,063       4,911
Investment in affiliate                                           --      20,129
Goodwill                                                     166,995      18,412
Other assets                                                   4,390         774
                                                           ---------   ---------
                                                           $ 485,709   $ 182,159
                                                           =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                               $   1,797   $   1,699

Notes payable                                                  5,908          --
Current maturities of long-term debt                             588         612
Accounts payable and accrued liabilities                      67,008      23,616
Accrued taxes on income                                        5,949       3,015
                                                           ---------   ---------
      Total current liabilities                               81,250      28,942
                                                           ---------   ---------
Long-term debt                                               227,914      19,937
Deferred income taxes                                         11,202      11,858
Other liabilities                                              6,617       1,502
Shareholders' equity:
    Preferred Stock, $0.01 par value, 5,000,000 shares
      authorized, none issued and outstanding                     --          --
    Common Stock, $0.10 par value, 100,000,000 shares
      authorized, 35,828,441 and 28,029,211 shares issued
      and outstanding, in 1997 and 1996, respectively          3,583       2,803
Paid-in capital                                               70,883      38,312
Retained earnings                                             87,963      78,239
Foreign currency translation adjustments                      (3,703)        566
                                                           ---------   ---------
      Total shareholders' equity                             158,726     119,920
                                                           ---------   ---------
                                                           $ 485,709   $ 182,159
                                                           =========   =========

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Nine Months Ended September 30, 1997 and 1996
                      (in thousands, except share amounts)

                                   (Unaudited)

                                                                                              Foreign Currency
                                               Common Stock         Paid-in     Retained       Translation
                                          Shares        Amount      Capital     Earnings       Adjustments
                                          ------        ------      -------     --------       -----------
Balance, December 31, 1995              22,207,820      $2,221      $36,723      $ 57,002       $  (750)
      Net income                                --          --           --        15,255            --
      Stock split                        5,581,905         558           --          (567)           --
      Tax benefit from exercise of
        stock options                           --          --           57            --            --
      Exercise of stock options             96,942          10          511            --            --
      Employee Stock Purchase Plan          33,752           3          529            --            --
      Translation adjustments                   --          --           --            --           453
                                        ----------      ------      -------      --------       -------
Balance, September 30, 1996             27,920,419      $2,792      $37,820      $ 71,690       $  (297)
                                        ==========      ======      =======      ========       =======

Balance, December 31, 1996              28,029,211      $2,803      $38,312      $ 78,239       $   566
      Net income                                --          --           --        10,450            --
      Stock split                        7,164,894         716           --          (726)           --
      Exercise of stock options            348,039          35        1,419            --            --
      Employee Stock Purchase plan          35,839           4          679            --            --
      Stock issued - acquisitions          250,458          25        4,734            --            --
      Warrants and options
          issued - acquisitions                 --          --       25,739            --            --
      Translation adjustments                   --          --           --            --        (4,269)
                                        ----------      ------      -------      --------       -------
Balance, September 30, 1997             35,828,441      $3,583      $70,883      $ 87,963       $(3,703)
                                        ==========      ======      =======      ========       =======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              Nine Months Ended September 30,
                                                                    1997           1996
                                                                    ----           ----
                                                                       (in thousands)
OPERATING ACTIVITIES:
Net income                                                       $  10,450       $ 15,255
                                                                 ---------       --------
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Extraordinary item - loss on early extinguishment of
        debt (net of tax)                                            8,575             --
      Depreciation and amortization                                 15,347          7,089
      Deferred income taxes                                           (363)            45
      Equity in net income of affiliate                                 --         (2,748)
Change in assets and liabilities, net of business acquired:
      Receivables                                                   (6,491)        (2,750)
      Inventories                                                  (13,915)        (3,705)
      Other current assets                                          (3,760)          (994)
      Accounts payable and accrued liabilities                      (2,733)         4,866
      Taxes on income                                                  532          2,703
      Other liabilities                                               (163)        (1,962)
                                                                 ---------       --------
                                                                    (2,971)         2,544
                                                                 ---------       --------
      Net cash provided by operating activities                      7,479         17,799
                                                                 ---------       --------

INVESTING ACTIVITIES:
(Increase)/decrease of short-term investments                       (1,165)         1,196
Purchases of property, plant and equipment                         (17,032)        (9,843)
Purchase of long-term investments                                     (152)        (4,005)
Acquisitions, net of cash acquired                                 (81,574)        (4,613)
Other                                                                3,396             14
                                                                 ---------       --------
      Net cash used in investing activities                        (96,527)       (17,251)
                                                                 ---------       --------

FINANCING ACTIVITIES:
(Increase)/decrease in short-term debt                                  74         (2,473)
Additions to long-term debt                                        151,000         20,954
Reductions in long-term debt                                       (57,454)       (20,167)
Exercise of stock options/Stock Purchase Plan                        2,136          1,110
Cash paid in lieu of fractional shares                                 (10)            (9)
                                                                 ---------       --------
      Net cash provided by (used in) financing activities           95,746           (585)
                                                                 ---------       --------

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                               (509)           113
                                                                 ---------       --------
Increase (decrease) in cash                                          6,189             76
Cash, at beginning of year                                           4,816          3,466
                                                                 ---------       --------
Cash at end of period                                            $  11,005       $  3,542
                                                                 =========       ========

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

NOTE 2: BUSINESS ACQUISITION

On June 29, 1995, the Company acquired a 49% interest in Monarch Holdings, Inc. ("Holdings"), which had been accounted for using the equity method. On March 3, 1997, the Company acquired the remaining 51% of Holdings for a total purchase price of approximately $130 million. The Company acquired the 49% equity interest of Odyssey Partners, L.P. in Holdings for $94.1 million in cash, a promissory note in the amount of $5.9 million at an annual interest rate of 4.88% payable on January 2, 1998, and five year warrants to purchase (a) 1,250,000 shares of the Company's common stock, par value $0.10, at an exercise price of $14.00 per share and (b) 250,000 shares of the Company's common stock at an exercise price of $17.50 per share. The warrants have been recorded at a fair value of approximately $9.7 million at the date of acquisition. Immediately following the closing of the acquisition, the Company caused Holdings to merge with and into the Company. Upon completion of such merger, the Chairman of Holdings and the President and Chief Executive Officer of Holdings each received 156,536 shares of the Company's common stock valued at $15.20 per share, in exchange for the shares of Holdings common stock owned by each of them. In the merger, employees of Holdings received incentive stock options to purchase an aggregate of 1,244,469 shares of the Company's Common Stock pursuant to the Company's 1990 Employee Stock Option Plan in exchange for outstanding options to purchase Holdings common stock. The options have been recorded at a fair value of approximately $16 million at the date of acquisition. The number of warrants, options and shares issued in connection with the foregoing acquisition and the exercise prices of warrants have been adjusted to reflect the Company's subsequent stock split effected in the form of a stock dividend.

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


                                                                       Unaudited

                                                     Nine Months Ended
                                       September 30, 1997     September 30, 1996
                                       ------------------     ------------------
Sales                                            $381,988               $354,854
                                                 --------               --------

Income before extraordinary item                 $ 17,577               $ 14,092
                                                 --------               --------

Earnings per share before extraordinary item     $   0.48               $   0.40
                                                 --------               --------

NOTE 3:  INVENTORIES

The components of inventories are set forth below:

                                         September 30, 1997    December 31, 1996
                                         ------------------    -----------------
Raw materials                                       $52,004              $17,359
Work-in-Process                                       4,469                3,589
Finished goods                                       30,553                9,733
                                                    -------              -------
                                                    $87,026              $30,681
                                                    =======              =======

NOTE 4:  LONG-TERM DEBT

An analysis of long-term debt is set forth below:

                                          September 30, 1997   December 31, 1996
                                          ------------------   -----------------
Unsecured revolving bank facility (a)               $218,800             $10,233
Economic Development Revenue Bond                      8,000               8,000
Secured and unsecured loans on foreign property,
  plant and machinery                                  1,414               1,950
Other                                                    288                 366
                                                    --------             -------
                                                     228,502              20,549
Less current maturities                                  588                 612
                                                    --------             -------
                                                    $227,914             $19,937
                                                    ========             =======

(a) On March 3, 1997, the Company entered into a six-year, $280 million credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders, consisting of a $140 million term loan facility and a $140 million revolving credit facility. Borrowings under the term loan and revolving credit facilities bear interest at rates referenced to the LIBOR rate (with applicable margins varying in accordance with the Company's attainment of specified financial tests) or the Prime Rate (as defined) and are guaranteed by the domestic subsidiaries of the Company. As of September 30, 1997, borrowings under the term loan and revolving credit facilities were $140.0 and $78.8 million, respectively, and the amount available was $61.2 million.

NOTE 5:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                                    September 30, 1997      December 31, 1996
                                    ------------------      -----------------
Accounts payable                               $24,554                $11,977
Accrued payroll costs                           10,378                  4,403
Other accrued liabilities                       32,076                  7,236
                                               -------                -------
                                               $67,008                $23,616
                                               =======                =======

NOTE 6:  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is set forth below:

                                                      Nine Months Ended
                                         September 30, 1997   September 30, 1996
                                         ------------------   ------------------
Interest                                             $5,990               $1,360
Income Taxes                                         $3,405               $2,893

Cash paid for business acquisitions and the fair value of assets acquired and liabilities assumed is set forth below:

                                       September 30, 1997     September 30, 1996
                                       ------------------     ------------------
Estimated fair value of assets
  acquired, including goodwill                  $ 241,970               $ 5,807
Liabilities assumed                              (160,396)               (1,194)
                                                ---------               -------
Cash paid                                       $  81,574               $ 4,613
                                                =========               =======

NOTE 7:  NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 128 ("SFAS No. 128" or the "Statement"), Earnings Per Share ("EPS"), which establishes standards for computing and presenting EPS, is effective for both interim and annual periods ending after December 15, 1997. The statement does not permit early application of its provisions. The statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. It also requires dual presentation of basic and diluted EPS on the face of the statement of income for entities with a complex capital structure. Had EPS been determined in accordance with SFAS No. 128, the Company's basic EPS and diluted EPS for the three-month and nine-month periods ended September 30, 1997 and 1996 would have been the following pro forma amounts:

                                             Three Months Ended September 30,        Nine Months Ended September 30,
                                                    1997                 1996               1997                1996
                                                    ----                 ----               ----                ----
Pro forma basic EPS before
    extraordinary item                             $0.20                $0.15              $0.53               $0.44

Pro forma basic EPS                                $0.20                $0.15              $0.29               $0.44

Pro forma diluted EPS before
    extraordinary item                             $0.19                $0.15              $0.52               $0.43

Pro forma diluted EPS                              $0.19                $0.15              $0.28               $0.43

NOTE 8: INTEGRATION/RESTRUCTURING CHARGE

During the second quarter ended June 30, 1997, the Company implemented an integration and restructuring program associated with the acquisition of Monarch which reduced operating income by $2.0 million. The charges include costs to consolidate certain facilities, severance and other costs. Additional charges may be incurred during the remainder of 1997. These charges are not expected to be material to the annual results of operations.

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

NOTE 10: MERGER OF INTERNATIONAL IMAGING MATERIALS, INC. (IIMAK)

On October 28, 1997, the Company completed the acquisition of International Imaging Materials, Inc. (IIMAK), which will be accounted for as a pooling of interests. In connection with the merger, each outstanding share of IIMAK Common Stock was converted into 1.5 shares of the Company's Common Stock and all existing IIMAK warrants and options were converted into warrants and options to purchase the Company's common stock. As a result of the merger, shares of IIMAK Common Stock were converted to approximately 12.4 million shares of the Company's Common Stock and IIMAK options and warrants were converted to approximately 1.9 million of the Company's options and warrants. Had the merger occurred at the beginning of the period, the results would have been as follows:

                                                     (Unaudited)
                                        Nine Months Ended September 30, 1997
                                    Sales            Net Income      Earnings Per Share
                                    -----            ----------      ------------------
Paxar                             $342,309             $10,450             $   0.28
IIMAK                               71,202               6,938             $   0.82
                                  --------             -------
Combined                          $413,511             $17,388             $   0.35
                                  ========             =======

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS:

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                              1997             1996             1997            1996
                                              ----             ----             ----            ----
Sales                                        100.0%           100.0%           100.0%           100.0%
Cost of Sales                                 60.0             62.6             59.7             62.9
                                             -----            -----            -----            -----
      Gross Profit                            40.0             37.4             40.3             37.1
Selling, general and administrative
      expenses                                29.4             25.5             28.9             25.2
Integration/restructuring costs                 --               --              0.6               --
                                             -----            -----            -----            -----
      Operating income                        10.6             12.0             10.8             11.9
Equity in net income of affiliate               --              2.3               --              1.7
Interest expense, net                         (2.7)            (0.4)            (2.6)            (0.7)
                                             -----            -----            -----            -----
      Income before taxes                      7.9             13.9              8.2             12.9
Taxes on income                                2.4              3.7              2.6              3.5
                                             -----            -----            -----            -----
Income before extraordinary                    5.5             10.2              5.6              9.4
Extraordinary item                              --               --              2.5               --
                                             -----            -----            -----            -----
      Net income                               5.5%            10.2%             3.1%             9.4%
                                             =====            =====            =====            =====

Third Quarter 1997 compared to 1996

Sales increased to $127.5 million for the three months ended September 30, 1997, compared to $51.9 million for the three months ended September 30, 1996. Foreign-based and export sales increased from $20.2 million for the three months ended September 30, 1996 to $48.4 million for the three months ended September 30, 1997. Sales from the Company's apparel identification business grew 13% in the three months ended September 30, 1997 compared with the three months ended September 30, 1996. On March 3, 1997, the Company acquired the remaining 51% of Monarch Holdings, Inc. ("Holdings") that it did not own (see Note 2 of Notes to Consolidated Financial Statements). During the three months ended September 30, 1997 Monarch Marking Systems, Inc. ("Monarch"), which became a wholly-owned subsidiary of the Company upon the merger of Holdings into the Company, contributed $68.8 million in sales.

The gross profit was $51.0 million in the three months ended September 30, 1997, compared to $19.5 million in the comparable period of 1996. The gross profit margin was 40.0% for the current period, compared to 37.4% for the three months ended September 30, 1996.

Selling, general and administrative (SG&A) expenses were $37.5 million for the three months ended September 30, 1997, compared to $13.2 million for the comparable period of 1996. As a percentage of sales, SG&A expenses were 29.4% for the three months ended September 30, 1997, compared to 25.5% for the comparable period in 1996. The increase in SG&A was due primarily to the acquisition of Monarch, including increased amortization of goodwill from the acquisition.

Operating income was $13.5 million or 10.6% of sales for the three months ended September 30, 1997, compared to $6.2 million or 12.0% of sales for the three months ended September 30, 1996.

Equity in net income of affiliate was $1.2 million for the three months ended September 30, 1996.

Interest expense, net, was $3.5 million for the three months ended September 30, 1997 compared to $0.2 million for September 30, 1996. The increase was primarily due to debt incurred in connection with the acquisition of Monarch.

Income before taxes was $10.0 million (7.9% of sales) for the three months ended September 30, 1997, as compared to $7.2 million (13.9% of sales) for the three months ended September 30, 1996.

The effective income tax rate was 30.2% for the three months ended September 30, 1997, compared to 26.4% for the three months ended September 30, 1996. The increase is primarily due to the acquisition of Monarch. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The tax rate is below the U.S. statutory federal income tax rate of 35% due to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 receive special tax abatement incentives which expire through 1999.

Net income for the three months ended September 30, 1997 increased 32% to $7.0 million (5.5% of sales) from $5.3 million (10.2% of sales) in the 1996 period. Net income per share was $0.19 for the three months ended September 30, 1997 from $0.15 for the three months ended September 30, 1996.

Nine Months 1997 compared to 1996
Sales increased to $342.3 million for the nine months ended September 30, 1997, compared to $162.2 million for the nine months ended September 30, 1996. Foreign-based and export sales increased from $64.4 million for the nine months ended September 30, 1996 to $135.5 million for the nine months ended September 30, 1997. Sales from the Company's apparel identification business grew 13% in the nine months ended September 30, 1997, as compared with the nine months ended September 30, 1996. On March 3, 1997, the Company acquired the remaining 51% of Monarch Holdings, Inc. ("Holdings") that it did not own (see Note 2 of Notes to Consolidated Financial Statements). Since March 3, 1997, Monarch Marking Systems, Inc. ("Monarch"), which became a wholly-owned subsidiary of the Company upon the merger of Holdings into the Company, contributed $159.1 million in sales.

The gross profit was $138.0 million in the nine months ended September 30, 1997, compared to $60.2 million in the comparable period of 1996. The gross profit margin was 40.3% for the current period compared to 37.1% for the nine months ended September 30, 1996.

Selling, general and administrative (SG&A) expenses were $99.0 million for the nine months ended September 30, 1997, compared to $40.9 million for the comparable period of 1996. As a percentage of sales, SG&A expenses were 28.9% for the nine months ended September 30, 1997, compared to 25.2% for the comparable period in 1996. The increase in SG&A was primarily due to the acquisition of Monarch, including increased amortization of goodwill.

During the second quarter ended June 30, 1997, the Company implemented an integration and restructuring program associated with the acquisition of Monarch which reduced operating income by $2.0 million. These charges include costs to consolidate certain facilities, severance and other costs. Additional charges may be incurred during the remainder of 1997. These charges are not expected to be material to the annual results of operations.

Operating income was $37.0 million or 10.8% of sales for the nine months ended September 30, 1997, compared to $19.4 or 11.9% of sales for the nine months ended September 30, 1996.

Equity in net income of affiliate was $2.8 million for the nine months ended September 30, 1996.

Interest expense, net, was $9.0 million for the nine months ended September 30, 1997, compared to $1.2 million for September 30, 1996. The increase was due primarily to debt incurred in connection with the acquisition of Monarch.

Income before taxes was $28.0 million (8.2% of sales) for the nine months ended September 30, 1997, as compared to $20.9 million (12.9% of sales) for the nine months ended September 30, 1996. The increase in pretax profit for the nine months ended September 30, 1997 compared to September 30, 1996 is summarized as follows:

                                         (in millions)
Sales increase                             $  72.6

Increase in SG&A                             (60.2)

Improvement in gross margin                    5.2

Equity in net income of affiliate             (2.8)

Increased interest expense, net               (7.8)
                                           -------
   Net increase                            $   7.0
                                           -------

The effective income tax rate was 32% for the nine months ended September 30, 1997, compared to 27% for the nine months ended September 30, 1996. The increase is primarily due to the acquisition of Monarch. The overall effective tax rate is impacted by many factors including different statutory rates on foreign income. The tax rate is below the U.S. statutory federal income tax rate of 35% due to lower rates on income derived from foreign sources, particularly from Hong Kong and in Italy where the companies acquired in 1994 receive special tax abatement incentives which expire through 1999.

Income before extraordinary item for the nine months ended September 30, 1997 increased to $19.0 million from $15.3 million in the 1996 period. Income per share before extraordinary item was $0.52 for the nine months ended September 30, 1997 from $0.43 for the nine months ended September 30, 1996.

The extraordinary item of $8.6 million (net of tax of $5.1 million) was the result of the early redemption of Monarch's 12-1/2% Senior Notes due July 1, 2003 (see Note 9 of Notes to Consolidated Financial Statements).

Net income for the nine months ended September 30, 1997 was $10.5 million compared to $15.3 million in the 1996 period. Net income per share was $0.28 for the nine months ended September 30, 1997 from $0.43 for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES:

The table below presents the summary of cash flow for the periods indicated:

                                                       (in millions)
                                              Nine Months Ended September 30,
                                                     1997           1996
                                                     ----           ----
Net cash provided by operating activities          $   7.5         $  17.8

Net cash used in investing activities                (96.5)          (17.3)

Net cash provided by financing activities             95.8            (0.6)
                                                   -------         -------

   Total change in cash (a)                        $   6.8         $  (0.1)
                                                   =======         =======

(a)   Before exchange rate effects

Operating Activities

Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and capital expenditures. Cash provided by operating activities as of September 30, 1997 was $7.5 million compared with $17.8 million at September 30, 1996. Depreciation and amortization was $15.3 million during the nine months of 1997, compared to $7.1 million in the comparable period of 1996.

Investing Activities

During the first nine months of 1997 capital expenditures were $17.0 million, compared to $9.8 million during the first nine months of 1996. Other than projects for employee safety and environmental improvement, all new capital projects are carefully analyzed and are required to make a positive contribution on a net present value basis, generating an attractive internal rate of return on invested capital. The Company currently anticipates capital expenditures of $28 million for the year ended December 31, 1997.

On March 3, 1997, the Company acquired the 49% equity interest of Odyssey Partners, L.P. in Holdings for (i) $94,083,750 in cash, (ii) a promissory note in the amount of $5,907,559 at an annual interest rate of 4.88% payable on January 2, 1998 secured by a letter of credit issued by Fleet Bank, N.A. and
(iii) five year warrants (the "Warrants") to purchase (A) 1,250,000 shares of the Company's common stock, par value $0.10 (the "Common Stock"), at an exercise price of $14.00 per and (B) 250,000 shares of the Company's Common Stock at an exercise price of $17.50 per share. Share amounts and exercise prices have been adjusted for a subsequent stock split. The Company financed the cash portion of the purchase price with the proceeds of the term loan under a $280 million credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders. Immediately following the closing of the acquisition, the Company caused Holdings to be merged with and into the Company, and as a result of the merger, Monarch became a wholly-owned subsidiary of the Company.

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

On October 28, 1997, the Company completed the acquisition of International Imaging Materials, Inc. (IIMAK), which will be accounted for as a pooling of interests. In connection with the merger, each outstanding share of IIMAK Common Stock was converted into 1.5 shares of the Company's Common Stock and all existing IIMAK warrants and options were converted into warrants and options to purchase the Company's common stock. As a result of the merger, shares of IIMAK Common Stock were converted to approximately 12.4 million shares of the Company's Common Stock and IIMAK options and warrants were converted to approximately 1.9 million of the Company's options and warrants.

The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses, and believes that further acquisitions would be of important strategic value.

Financing Activities
The table below shows the components of total capital at:

                                                  (in millions)
                                  September 30, 1997      December 31, 1996
                                  ------------------      -----------------
Long-term debt                                $227.9                 $ 19.9

Shareholders' equity                           158.7                  119.9
                                              ------                 ------

   Total capital                              $386.6                 $139.8
                                              ======                 ======

Long-term debt as a percent of total
  capital                                       59.0%                  14.3%
                                              ------                 ------

Long-term debt increased to $227.9 million at September 30, 1997, from $19.9 million at December 31, 1996. At September 30, 1997, long-term debt as a percent of total capital was 59.0% compared to 14.3% at December 31, 1996.

On March 3, 1997, the Company entered into a six-year, $280 million credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders, consisting of a $140 million term loan facility and a $140 million revolving credit facility. Borrowings under the term loan and revolving credit facilities bear interest a rates referenced to the LIBOR rate (with applicable margins varying in accordance with the Company's attainment of specified financial tests) or the Prime Rate (as defined) and are guaranteed by the domestic subsidiaries of the Company. As of September 30, 1997, borrowings under the term loan and revolving credit facilities were $140.0 and $78.8 million respectively, and the amount available was $61.2 million.

Except for historical information contained herein, certain statements above are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in the future periods to differ materially from forecasted results. Factors that could cause actual results to differ materially include, but are not limited to, the following: economic and other business conditions that may affect demand in the U.S. and European markets; the mix of products sold and profit margins thereon; order cancellations or reduced bookings by customers or distributors; and discounting necessitated by price competition. Those and other risks are described in the Company's filings with the Securities and Exchange Commission (the "SEC") over the last 12 months, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and its 1997 Quarterly Reports on Form 10-Q, copies of which are available from the SEC or may be obtained upon request from the Company.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibit Index.

         27.1 Financial Data Schedule

b)    Reports on Form 8-K.

         Current Report on Form 8-K, dated July 15, 1997, was filed to report under Item 5 that the Company had entered into an Agreement and Plan of Merger, dated as of July 15, 1997, with International Imaging Materials, Inc., a Delaware corporation ("IIMAK"), pursuant to which IIMAK had agreed to merge with a wholly-owned subsidiary of the Company.

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





                                          Paxar Corporation
                                          -----------------
                                          Registrant





                                          /s/ Joseph Fetzner
                                          ------------------
                                          Signature




                                          Joseph Fetzner
                                          --------------
                                          Full Name of  Signing Officer




                                          Vice President and
                                          ------------------
                                          Controller*
                                          -----------
                                          Title of Signing Officer




                                          November 13, 1997
                                          -----------------
                                          Date


* Mr. Fetzner has signed this Report in the dual capacity of duly authorized officer and Controller.