Form 10-K
period 1997-12-31
PAXAR CORP
filed 1998-03-31
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

             105 CORPORATE PARK DRIVE, WHITE PLAINS, NEW YORK 10604
                    (Address of Principal Executive Offices)

                                  914-697-6800
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


         Title of each class               Name of Each Exchange on Which Registered
Common Stock, par value $.10 per share             New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           X
                          ___           ___
                          Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       / /

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of March 25, 1998 was approximately $565,470,000. On such date, the closing price of the Registrant's Common Stock, as quoted on the New York Stock Exchange, was $15.00.

         The Registrant had 48,505,222 shares of Common Stock outstanding as of March 25, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is herein incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Shareholders scheduled to be held on May 1, 1998.

                                     PART I


ITEM 1: BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Paxar Corporation ("Paxar" or the "Company") is a leading provider of identification and tracking systems to every segment of the retail supply chain from manufacturers through distribution centers to the retail store. Paxar's global manufacturing operations, worldwide distribution network, one-stop-shopping approach and brand recognition are enabling the Company to expand its leading position in apparel identification and printing solutions to the retail supply chain. The Company markets and distributes its products in more than 75 countries.

The Company's Apparel Identification operations manufacture products for and provide services specifically to the apparel and textile industries. Label systems, consisting mainly of hot-stamp printers and related supplies and services, are sold to Company customers for in-plant label printing. Bar code systems, consisting of electronic printers and related supplies and services, are used by customers to print data on labels and tags to provide accurate product, inventory and point of sale information for integration with sophisticated data systems. Labels and tags are attached to apparel by manufacturers and retailers to identify and promote their products, allow automated data collection and provide brand identification and consumer information such as size, fabric content and care instructions. Labels are attached to garments early in the manufacturing process and must withstand all production processes and remain legible through washing and dry cleaning by the end user. To a limited extent, the Company's products also include tags and labels for sheets, towels, pillow cases and other white goods.

The Company's Printing Solutions operations market and distribute (i) hand-held, mechanical labeling devices ("IPS labelers") that print pressure-sensitive (i.e., adhesive backed) price and other identification labels and affix them onto merchandise for retailers, and (ii) electronic bar code printers ("AIS printers"), which are used in a wide range of retail and industrial applications, including inventory management and distribution systems. It is also the largest manufacturer in North America of thermal transfer ribbons for numerous diverse applications. These thermal transfer ribbons are used in bar code printers to print single-color and full-color tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, retail price tag, packaging and medical applications. In addition to thermal transfer ribbons, the Company manufactures and markets other supplies used in both its IPS labelers and AIS printers and provides extensive service to its installed base of machines.

During the past five years, Paxar has made several strategic foreign and domestic acquisitions that have enabled it to expand the international operations of its Apparel Identification business and to develop its Printing Solutions business.

FOREIGN ACQUISITIONS.

Italy:

In May 1994, the Company acquired the corporate capital of Collitex S.r.l. ("Collitex") and the corporate capital of Astria S.r.l. ("Astria"), two related Italian companies in the woven label business. The Collitex and Astria acquisitions provided the Company with European-based woven label manufacturing capability.

In October 1994, the Company acquired the corporate capital of Orvafin S.r.l. ("Orvafin"), an Italian company engaged in the production and distribution of inks and coated fabrics for labeling systems. The Orvafin acquisition provided the Company with additional manufacturing capacity for these products as well as access to a complementary distribution network.

England:

In January 1996, the Company acquired all of the outstanding stock of Brian Pulfrey Limited, which has changed its name to Paxar Graphics Ltd. Paxar Graphics Ltd. manufactures printed labels and tags. In addition, Paxar Graphics Ltd. sells woven labels and operates a service bureau for quick response to its customer's needs for labels and tags with variable information.

Brazil:

In January 1997, the Company organized Paxar do Brasil Ltda. ("Paxar do Brasil") to acquire a 70% interest in the business of Label Systems Industria Commercio Importacao Exportacao Ltda., with an option to acquire the remaining 30% interest. Label Systems had been a distributor of Paxar's apparel systems since 1994. The Company believes that the establishment of Paxar do Brasil strategically positions the Company to increase exports to Brazil and expand operations further into South America.

Colombia:

In December 1997, the Company acquired a 51% interest in Disisit, Sistemas de Marcado S.A. ("Disisit"), located in Colombia, with an option to acquire the remaining 49% interest from the minority shareholders. Disisit had been a distributor of Paxar's apparel systems and Monarch's IPS and AIS systems for over 15 years in the Andean Community comprising Colombia, Venezuela, Peru, Ecuador and Bolivia. The Company believes that its acquisition of Disisit will complement its operations in Mexico and Brazil.

Turkey:

In February 1998, the Company acquired a 70% interest in Teslo Tekstil Urunleri Sanayii ve Ticaret A.S. ("Teslo"), a Turkish company, with an option to acquire the remaining 30% from the minority shareholders. Teslo offers a comprehensive range of apparel identification products to Turkish, European and U.S. customers, and its facilities include manufacturing and service bureau operations in addition to sales and marketing. The Company believes that the acquisition of Teslo will help it to expand rapidly into the strategically important market on the edge of Europe and to provide a base for further expansion in the region.

DOMESTIC ACQUISITIONS.

Monarch Marking Systems, Inc.:

In June 1995, the Company acquired a 49.5% equity interest in Monarch Marking Systems, Inc. ("Monarch") through Monarch Holdings, Inc. ("Holdings"), a joint venture between the Company and Odyssey Partners, L.P. ("Odyssey"), formed to acquire all of the outstanding capital stock of Monarch. The Company acquired its equity interest in Holdings for $15 million. Thomas Loemker, a Director of the Company and the then Chairman of the Board of Monarch, acquired a 1% equity interest in Holdings, and Odyssey acquired the remaining 49.5% equity interest in Holdings. The equity interests of the Company and Odyssey were subsequently reduced to 49% as a result of the purchase of shares of Holdings common stock by John W. Paxton, Monarch's Chief Executive Officer, who was elected a Director of the Company in 1997.

On March 3, 1997, the Company acquired Odyssey's equity interest in Holdings for
(i) $94,083,750 in cash, (ii) a promissory note in the amount of $5,907,559 at an annual interest rate of 4.88%, payable on January 2, 1998 secured by a letter of credit issued by Fleet Bank, N.A. and (iii) five-year warrants (the "Warrants") to purchase a total of 1,500,000 shares of Paxar Common Stock. Immediately following the closing of the acquisition, the Company caused Holdings to be merged with and into the Company, and as a result of the merger, Monarch became a wholly-owned subsidiary of the Company. In connection with the merger, Messrs. Loemker and Paxton each received 156,536 shares of the Company's Common Stock in exchange for their equity interests in Holdings.

Monarch manufactures, markets and distributes IPS labelers, AIS printers and related supplies. It also manufactures and markets supplies used in both its IPS labelers and AIS printers and provides extensive service to its installed base of machines. Monarch is a leading manufacturer and marketer of retail price marking equipment and supplies in the United States. Monarch also sells its products directly and through distributors in 75 other countries.

International Imaging Systems, Inc:

On October 28, 1997, Paxar completed the merger of International Imaging Materials, Inc. ("IIMAK") with a wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 15, 1997. IIMAK is now a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, each share of IIMAK common stock was converted into 1.5 shares of the Company's Common Stock. In addition, each outstanding option and warrant to purchase IIMAK common stock was converted into an option or warrant to purchase 1.5 shares of the Company's Common Stock and became immediately exercisable. The Company issued 12,431,757 shares of its common stock to IIMAK stockholders in the Merger, representing approximately 25.7% of the Company's Common Stock outstanding following consummation of the Merger, and assumed options and warrants to purchase IIMAK common stock that were converted into options and warrants to purchase approximately 1,937,055 shares of the Company's common stock.

IIMAK is the largest manufacturer in North America of thermal transfer ribbons for numerous diverse applications. These thermal transfer ribbons are used in bar code printers to print single-color and full-color tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, retail price tag, packaging and medical applications. Other thermal transfer ribbons produced by IIMAK are used in full-color printers to print high quality color graphics for business presentations, engineering and scientific drawings, graphic arts prepress layouts, signage and other full-color imaging applications. IIMAK also manufactures MICR ribbons for thermal transfer proof encoders used to encode checks for processing through the United States banking system, as well as ribbons used in plain-paper thermal transfer facsimile machines.

The acquisitions of Monarch and IIMAK have given the Company the capacity to offer a full range of printing solutions, which both enhances its Apparel Identification business and permits the Company to expand into complementary fields.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information required by this Item is incorporated by reference to the Company's Financial Statements included elsewhere in this report. (See Part IV,
Item 14, note 13.)

DESCRIPTION OF BUSINESS

PRODUCTS AND SERVICES

APPAREL IDENTIFICATION PRODUCTS AND SERVICES:

The Company's Apparel Identification operations are vertically integrated in its major product lines, which permits it to better serve its customers, develop innovative products, control quality, reduce costs and speed delivery of products and services. It designs and builds most of its systems equipment and develops most of the operating software and all of the application software for its systems. The Apparel Identification operations also formulate coatings and inks, coat fabrics, weave narrow label fabrics, dye and finish fabrics, and design and print tags and labels.

Tag and Label Systems. The tag and label systems consist primarily of bar code tag systems and hot-stamp label printers. These systems include complete hardware and software packages that enable customers to print, cut and batch large volumes of labels and tags in their plants. The sale of a system to a customer generally results in ongoing sales of inks, fabrics, tags and other supplies to the customer. In 1997 and 1996, tag and label systems, supplies and related services accounted for approximately 20% and 31%, respectively, of the Company's sales.*

Bar Code Systems. The bar code systems business has experienced substantial growth in the United States. Such systems have not reached the same stage of widespread use in Europe. Apparel retailers require bar coded tags on their

------------
*Historical financial information included in this report has been restated to combine the financial statements of the Company and the IIMAK for all periods, as required with pooling of interests accounting. Results of operations for 1997 included in this report include the results of Monarch since March 3, 1997, the date of acquisition.

products to permit more accurate tracking of the products in stores, which, in turn, allows retailers to better monitor consumer demand and more effectively control inventories. Paxar's bar code tags and in-plant bar coding systems enable manufacturers to accommodate retailers' demands in a rapid and cost-effective manner.

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

Hot-Stamp Printing Systems. Hot-stamp printing systems include hot-stamp printers, fabrics, inks and printing accessories, which are used by manufacturers for in-plant printing of care labels and labels that carry brand logo, size and other information for the retail customer. Such systems provide manufacturers with the flexibility to imprint labels quickly in response to production order specifications.

Tags and Labels. The Company designs and produces tags and woven and printed labels in its various manufacturing facilities in the United States, England, Italy, Mexico, Brazil, Colombia and Hong Kong and ships them to domestic and foreign manufacturers. The Company's labels are printed on a wide range of fabrics and other materials. Its woven labels consist of jacquard, multi-color labels woven on broad looms and needle looms. They are primarily used to build brand identification for apparel and to provide information to consumers. The Company's multi-color printed labels are printed on coated fabrics and narrow woven fabrics using various types of high-speed equipment and are used primarily for product identification and consumer information on apparel. These labels are produced in large runs with few changes. Merchandise tags are multi-color printed tags and bar code price tags used primarily for promotion and customer information and inventory control.

PRINTING SOLUTIONS PRODUCTS AND SERVICES:

Printing Solutions' products consist of Identification and Pricing Solutions ("IPS") labelers, Automated Identification Systems ("AIS") printers, and the related supplies for these systems, all of which are manufactured and/or distributed by Monarch. The Company's IIMAK subsidiary manufactures and distributes thermal transfer ribbons, which are used in a variety of labeling systems, including those manufactured by Paxar and Monarch. Monarch also generates revenue by providing maintenance services for its products.

IPS Labelers. Monarch's handheld mechanical labelers print one to three lines of alphanumeric information in a variety of print types and sizes. These products, which are made of highly durable molded plastic parts, have multiple applications, including merchandise pricing, promotional labeling and component identification. Monarch manufactures models ranging from simple labelers that print one line of alphanumeric text with few characters to larger labelers that print three lines of alphanumeric text with more than thirty characters. Monarch also manufactures a broad range of supplies used with these labelers. In 1997, IPS labelers and supplies accounted for 11% of the Company's sales.

AIS Printers. Monarch's AIS family of bar code machines consists of tabletop, handheld and portable thermal transfer and direct thermal printers. Thermal transfer printers create an image by applying an electrically heated printhead onto a ribbon that releases ink onto labeling stock. Thermal transfer printers produce excellent image quality which can be used with a wide variety of papers and fabrics. Direct thermal printers create an image by applying an electrically heated printhead directly to specially treated paper that changes color when heated. Direct thermal technology is preferable for the customer whose needs are for a smaller less expensive printing system, where image durability is less critical, and who does not require specialty labeling stock such as plastics, fabric or metal foils. Monarch also provides the supplies and maintenance for its printers. Supplies include thermal transfer and thermal direct ribbons and can be ordered from stock or customized. Monarch's portable printing line includes printers that also contain laser scanners and radio frequency communications. In 1997, AIS printers and supplies accounted for 21% of the Company's sales.

Thermal Transfer Ribbons. IIMAK's thermal transfer ribbons are an essential consumable in the thermal transfer printing process. A basic thermal transfer ribbon is composed of an ink coating on a film substrate. Single-color thermal transfer ribbons, typically used in bar code applications, are manufactured by coating the film substrate with a wax or resin-based ink coating containing black or other monochromatic pigments. Color images have been traditionally printed with other ribbons, containing multiple sets of three separate panels, with each panel containing one of the three primary subtractive colors: yellow, magenta and cyan. As a variation of this principle, some recently developed high-speed color printers use separate yellow, magenta, cyan and black ribbons, which IIMAK also manufactures. By overlaying various combinations of the subtractive colors (e.g. cyan over yellow to create green) with different intensities and dot placements, a process color image is created. The film substrate is also backcoated with various resin-based coatings that are designed to prevent distortion of the ribbon during the printing process, minimize static electricity and reduce abrasion of the thermal transfer printhead. The end-user applications for IIMAK ribbons can be grouped into three fundamental categories: bar code, color and other. In 1997 and 1996, thermal transfer ribbons accounted for approximately 16% and 33%, respectively, of the Company's sales.

IIMAK's bar code thermal transfer ribbons include a wide range of products designed to maximize bar code thermal transfer printer performance for specific applications. Bar code thermal transfer ribbons are produced to printer manufacturer (OEM) and end-user specifications based on variables such as printer speed, electronic printhead design, heat management characteristics and printing pressure. IIMAK manufactures bar code thermal transfer ribbons which are designed to meet these specifications and to comply with the industry bar code printing standards.

IIMAK is the sole North American manufacturer of process color thermal transfer ribbons composed of separate panels of yellow, magenta, cyan and black on the same ribbon. Although color thermal transfer desktop printers imported into North America by OEM's based outside of North America initially used color thermal transfer ribbons produced by Fujicopian Co. Ltd. ("Fujicopian"), IIMAK's experience has been that most such OEM's eventually purchase compatible color thermal transfer ribbons from IIMAK to avoid the foreign exchange risk, longer lead times, additional shipping and distribution expenses and tariffs associated with imports of thermal transfer ribbons into the United States. The use of separate process color ribbons and other recent advancements in thermal transfer printers have increased color printing speeds by a factor of ten, compared to printers using a single ribbon composed of separate panels of yellow, magenta and cyan. Accordingly, IIMAK's sales of those ribbon products have declined significantly as the installed base of color thermal transfer printers has diminished.

In addition to bar code and color thermal transfer ribbons, IIMAK manufactures other types of thermal transfer ribbons, primarily MICR and plain-paper facsimile ribbons. MICR ribbons are used to encode checks for processing through the United States banking system. Under a license agreement with Fujicopian, IIMAK has the right to manufacture MICR ribbons protected by Fujicopian's patents and to use certain proprietary technology to manufacture such ribbons. Also included in other products are ribbons that are used in plain-paper thermal transfer facsimile machines, which produce reliable, high quality and permanent thermal transfer printing.

SALES AND MARKETING

The Company employs salespersons who are compensated on a salary and bonus basis. These salespersons are located in leased offices across the United States, at the Company's Canadian branch, and at subsidiary companies in the United Kingdom, France, Germany, Belgium, Italy, Poland, Spain, Mexico, Australia, Hong Kong and Singapore. In addition, there are non-exclusive manufacturer's representatives located throughout the United States who sell the Company's products on a commission basis, as well as international and export distributors and commission agents, located in Europe, Africa, the Far East and Latin America. Sales promotion activities include direct mail campaigns, publication of catalogs and brochures, participation in trade shows, telemarketing, publicity and advertising principally in trade journals. The business of the Company is not highly seasonal in nature.

CUSTOMERS

Apparel Identification operations have more than 10,000 customers, including a number of major retailers and apparel manufacturers. These customers include Levi Strauss, Sears, J.C. Penney, The Limited, Liz Claiborne, Fruit-of-the-Loom, Sara Lee, Jockey, Land's End, The Lee Co., L.L. Bean and Victoria's Secret.

Printing Solutions operations have both retail and industrial customers. Monarch historically has focused on the retail segment with special emphasis on price marking, merchandise identification, tracking and promotional applications. Retail customers include many of the major retailers in the United States and abroad. Retail marking is a mature market, however, and Monarch's revenues in this area have declined as a percentage of total sales. Monarch has leveraged its leadership position with retailers to expand beyond in-store item marking to in-store logistics applications and distribution center automation programs.

As a greater number of retailers are requiring their vendors to apply bar codes to merchandise before they ship it to stores, Monarch is leveraging its retail presence to become a leading bar code supplier for vendors responding to retailers' compliance marking programs. Monarch has embarked on compliance marking solutions for several retail suppliers, including suppliers to Wal-Mart, J.C. Penney and Kmart.

IIMAK's principal customers are printer manufacturers, OEM's (including Paxar and Monarch) and distributors, which in turn sell to thousands of end-users of thermal transfer ribbons. In addition, IIMAK sells its bar code thermal transfer ribbons to master distributors, value-added resellers and large dealers, and to a lesser extent, directly to dealers, distributors and end-users.

No customer accounted for more than 10% of the Company's revenues in 1997.


SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company purchases fabrics, inks, chemicals, polyester film, plastic resins, electronic components, adhesive-backed papers, yarns and other raw materials from major suppliers located throughout the United States and abroad. The Company believes that such materials are in good supply and are available from multiple sources.

PATENTS, TRADEMARKS AND LICENSES

The Company relies upon trade secrets and confidentiality to protect the proprietary nature of its technology. The Company also owns and controls numerous patents and trademarks, which in the aggregate are deemed to be important to the Company.

IIMAK's license agreement with Fujicopian extends until 2008. Under the license agreement, Fujicopian has granted IIMAK an exclusive license (with certain exceptions) to manufacture and sell specified products, including thermal transfer ribbons, in North America and a non-exclusive right to sell and distribute such products in all countries other than those in Europe and Asia. The license applies to products using the technology and processes covered by the patents obtained and patent applications made and to be made by Fujicopian relating to such products and their manufacture. Fujicopian has also agreed that IIMAK can sell its thermal transfer ribbons to Paxar and Monarch for distribution outside of North America into Europe and into Asia in connection with the sale of their printers. In exchange for such rights, IIMAK pays annual royalties on the sale of essentially all thermal transfer ribbons.

The Company believes that the two most important patents which IIMAK has the right to use under the license agreement are U.S. Patent No. 4503095 and U.S. Patent No. 4572684 both of which expire in 2003. Such patents relate to certain color thermal transfer ribbons and their use.

WORKING CAPITAL PRACTICES

The Company does not engage in unusual practices regarding inventories, receivables or other items of working capital.

BACKLOG

The Company's total backlog of orders at December 31, 1997 was approximately $47 million, as compared with $25 million at December 31, 1996. Management estimates that more than 80 percent of annual sales consist of orders that the Company typically fills within one month of receipt. The balance of orders are for products which are ordered to individual customer specifications and are for delivery within two to three months.

COMPETITION

Apparel Identification operations compete in both the domestic and international markets by means of price, product quality, innovation and customer services. Competitors include a large number of independent, often family-owned, regional companies and a division of a large corporation. The Company believes that it is a market leader in worldwide sales of apparel identification products and services.

The price marking business is very competitive both in terms of price and product features. IPS price marking in the United States is a mature market with three principal competitors of the Company, Esselte-Meto, Garvey and Avery Dennison Corporation, each of which offers a full line of labeler and label products. The Company believes that it is a market leader in the United States IPS price marking market. IPS products are also distributed to and sold outside the U.S. by the Company's international operations. The Company's principal competitors outside of the United States are Esselte-Meto, Avery Dennison and Sato.

In contrast to the IPS price marking market, many companies are engaged in the design, manufacture and marketing of bar code printing products, which constitute the Company's AIS business. The Company considers its direct competition to be the providers of direct thermal and thermal transfer printers and supplies. Competition in the Company's target markets is based on a number of factors, including reliability, quality and reputation of the manufacturer and its products, hardware innovations and specifications, price, level of technical support and applications support offered by the manufacturer and available distribution channels. The Company's principal competitors in the AIS business are Zebra, Eltron, Datamax, Comtec and DH Technology, Inc.

Competition in the desktop color thermal transfer ribbon market has been limited as a result of Fujicopian's patents and IIMAK's rights to use these patents under the license agreement. As a result of the exclusivity provided by the license agreement, the Company believes that its principal competition for sales of color thermal transfer ribbons to printer OEM's comes from competing technologies, such as ink jet and laser.

In contrast, the bar code thermal transfer ribbon market is highly competitive. Unlike the color thermal transfer ribbon market, the Company does not enjoy the benefit of any patent protection with respect to the proprietary technology it uses (other than in the manufacture of MICR ribbons). Sony Chemical, Dai Nippon Printing and Ricoh Electronics, all of which are Japanese companies, and SKC, a Korean company, compete with the Company in North America. North American-based companies that compete in the bar code thermal transfer ribbon market include Chemicraft and NCR Corporation.

RESEARCH AND ENGINEERING

The Company believes that continuous product development and innovation help the Company maintain a competitive advantage in the markets in which it operates. Therefore, the Company makes substantial annual research and product engineering expenditures in its efforts to develop new products to serve the needs of its customers. The Company's research and engineering staff comprises 128 employees involved in the development of, among other things, specialized tags and labels to meet particular customer requirements, improved IPS and AIS labeling systems, and new kinds of thermal transfer ribbons for unique applications.

ENVIRONMENTAL COMPLIANCE

The Company is subject to various federal, state and local environmental laws and regulations limiting or related to the use, emission, discharge, storage, treatment, handling and disposal of hazardous substances, particularly the federal Water Pollution Control Act, the Clear Air Act of 1970 (as amended in
1990), the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the special "Superfund" program. The Company has been advised of various enforcement and clean-up actions where it is responsible, however, to the best of the Company's knowledge, none of the existing or potential environmental claims against the Company are of a material nature.

EMPLOYEES

As of December 31, 1997, the Company employed 4,786 persons worldwide. Approximately 223 production employees of the Company in several locations in the United States are covered by four different union contracts, which expire at various times from June 1998 to June 2000. The Company has no recent history of material labor disputes. The Company believes that it has good employee relations.


CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for historical information, this report, the Company's quarterly reports to the Securities and Exchange Commission on Form 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, among others:

         - Economic and other business conditions that could affect demand for the Company's products in the United States or international markets.

         -    The mix of products sold and the profit margins thereon.

         - Order cancellation or reduced bookings by customers or distributors.

         -    Competitive product offerings and pricing actions.

         -    The availability and pricing of key raw materials.

         -    Productivity improvements in manufacturing.

         -    Dependence on key members of management.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Certain financial information for operations in the United States, Europe and Asia is set forth below.


                                       YEARS ENDED DECEMBER 31

                                                 1997         1996         1995
                                                 ----         ----         ----
                                            (IN MILLIONS)
Sales to unaffiliated customers:
United States - Domestic                       $  385.6     $  221.6     $  210.8
              - Export                             29.5         25.1         15.9
Europe                                            107.8         53.2         42.7
Asia                                               44.3         26.1         20.0
                                               --------     --------     --------
                                               $  567.2     $  326.0     $  289.4
                                               ========     ========     ========

Operating income:
United States - Domestic                       $   50.7     $   33.6     $   31.7
              - Export                              4.3          4.2          3.8
Europe                                              8.8          7.2          6.6
Asia                                               11.6          7.2          5.0
                                               --------     --------     --------
                                                   75.4         52.2         47.1
Corporate expenses                                (23.7)        (7.9)        (8.7)
                                               --------     --------     --------
                                               $   51.7     $   44.3     $   38.4
                                               ========     ========     ========

Assets employed
United States and Export                       $  429.5     $  218.6     $  208.7
Europe                                            119.1         61.8         50.4
Asia                                               49.8         19.4         13.5
                                               --------     --------     --------
                                               $  598.4     $  299.8     $  272.6
                                               ========     ========     ========



Assets employed in the United States are used to manufacture products sold to customers in the United States, export customers and in certain situations to non-U.S. intercompany customers.

ITEM 2: PROPERTIES

The Company uses the following principal facilities in connection with its Apparel Identification operations:

                                 SQUARE      OWNED/        LEASE
LOCATION                         FOOTAGE     LEASED        EXPIRATION       USED FOR
--------                         -------     ------        ----------       --------
Ancarano, Italy                   86,368     Owned                          Administrative and Manufacturing

Orangeburg, New York              60,000     Owned                          Manufacturing

Troy, Pennsylvania                60,000     Owned                          Unoccupied

Sayre, Pennsylvania               58,000     Owned                          Administrative and Manufacturing

Paterson, New Jersey              53,833     Owned                          Administrative and Manufacturing

Vandalia, Ohio                    40,590     Leased        2001             Administrative and Manufacturing

Hillsville, Virginia              39,144     Owned                          Manufacturing

Runcorn, England                  37,237     Leased        2005             Administrative and Manufacturing

                                                           Month-
Sayre, Pennsylvania               36,000     Leased        to-Month         Manufacturing

White Plains, New York            29,538     Leased        2003             Executive and Administrative Offices

Runcorn, England                  23,131     Leased        2011             Manufacturing

Lenoir, North Carolina            20,000     Owned                          Administrative and Manufacturing

Carpi, Italy                      18,837     Leased        2004             Manufacturing

Lenoir, North Carolina            17,180     Leased        1998             Warehouse

Nottingham, England               17,000     Owned                          Administrative and Manufacturing

Lenoir, North Carolina            11,600     Leased        Month-to-        Warehouse
                                                           Month

                                 SQUARE      OWNED/        LEASE
LOCATION                         FOOTAGE     LEASED        EXPIRATION       USED FOR
--------                         -------     ------        ----------       --------
Lohne, West Germany                8,910     Leased        2002             Warehouse and office space

Milan, Italy                       3,767     Leased        2002             Warehouse

Pero, Italy                        2,691     Leased        2000             Warehouse

Milan, Italy                       1,937     Leased        1998             Office space

Warsaw, Poland                     1,800     Leased        1998             Administrative and Manufacturing


Rock Hill, South Carolina         56,000     Owned                          Manufacturing

Canton, North Carolina            32,665     Owned                          Manufacturing

Hong Kong                         26,536     Leased        1998             Administrative and Manufacturing

Santa Catarina, Brazil            13,000     Leased        1998             Administrative and Manufacturing

Hong Kong                         12,542     Leased        1997             Administrative and Manufacturing

Hong Kong                          6,862     Leased        1998             Administrative and Manufacturing


The Company uses the following facilities in connection with its Printing Solutions operations:

                                 SQUARE       OWNED/         LEASE
LOCATION                         FOOTAGE      LEASED         EXPIRATION      USED FOR
--------                         -------      ------         ----------      --------
Miamisburg, Ohio (1)             392,000      Owned                          Office, Manufacturing, and Warehouse
Amherst, New York (2)            275,000      Owned                          Office, Manufacturing, and Warehouse
Pickering, Ontario,                                                          Administrative and Manufacturing
Canada (1)                        67,032      Owned
Harlow, United Kingdom            60,668      Leased         Month-to-       Administrative and Manufacturing
(1)                                                          Month
Mexico City, Mexico (1)           57,193      Owned                          Administrative and Manufacturing
Hong Kong (1)                     18,800      Leased         1999            Administrative and Manufacturing
Sydney, Australia (1)             17,248      Owned                          Administrative and Manufacturing
Singapore (1)                     15,939      Leased         1998            Administrative and Manufacturing

------------
(1) Monarch Marking Systems, Inc. facility.

(2) International Imaging Materials, Inc. facility.

In addition to the above facilities, the Company has various sales offices located throughout the world. These offices are subject to short-term leases.

The Company believes that its facilities are adequate to maintain its existing business activities.


ITEM 3: LEGAL PROCEEDINGS

As a result of the June 29, 1995 acquisition of Monarch Marking Systems from Pitney Bowes Inc., a dispute arose over the calculation of the purchase price. In accordance with the terms of the Purchase Agreement, the parties submitted the dispute to binding arbitration. On September 6, 1996, the arbitrator determined that the purchase price should be reduced by $11.2 million. The New York Supreme Court, New York County, upheld the arbitrator's decision, and a judgment in the amount of $12.8 million (including interest) was entered on March 11, 1997. Pitney Bowes has appealed the Order and Judgment to the New York Supreme Court, Appellate Division. It is expected this court will issue a decision by the end of this year.

The Company is involved in a number of other pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, there are no other legal proceedings which will have a material adverse affect on the financial position or operating results of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 28, 1998, the Company held a Special Meeting of Shareholders to consider and vote upon (i) a proposal to approve the issuance of shares of the Company's Common Stock pursuant to the Agreement and Plan of Merger among Paxar, a wholly-owned subsidiary of Paxar, and IIMAK, (ii) an amendment to Paxar's 1997 Incentive Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 1,875,000 shares to 5,000,000 shares, and (iii) an amendment to Paxar's Certificate of Incorporation to increase the number of shares of authorized Common Stock from 100,000,000 shares to 200,000,000 shares. The number of votes cast for and against each of the foregoing proposals and the number of abstentions are set forth below.

         (i)  Proposal to issue shares in connection with the IIMAK merger:

               For                   Against                  Abstain
               ---                   -------                  -------
           25,813,226                 87,612                   52,451

         (ii) Proposal to increase the number of shares available for issuance under the 1997 Incentive Stock Option Plan:

               For                   Against                  Abstain
               ---                   ---------                -------
           25,319,768                524,763                  108,759

         (iii) Proposal to amend the Company's Certificate of Incorporation:

               For                   Against                  Abstain
               ---                   ---------                -------
           30,256,104                933,138                   88,880

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange using the symbol "PXR." The following table sets forth the 1997 and 1996 high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange for the periods indicated, as adjusted to reflect any stock splits or stock dividends effectuated by the Company.


                                                          SALES PRICES

CALENDAR YEAR 1997                                 HIGH                  LOW
                                                   ----                  ---
First Quarter                                     $16-5/8              $13-1/8

Second Quarter                                     16-1/8               14-11/16

Third Quarter                                      20-11/16             14-5/8

Fourth Quarter                                    $20-11/16            $14-3/16

CALENDAR YEAR 1996

First Quarter                                     $10-9/16             $ 7-5/8

Second Quarter                                     11-7/16               9-7/8

Third Quarter                                      13-7/16              10-1/2

Fourth Quarter                                    $14-13/16            $12-7/16

         As of March 18, 1998, there were approximately 1,275 record holders of the Company's Common Stock.

         The Company has never paid any cash dividends on its Common Stock and has no present intention of doing so. The Company intends to retain all of its earnings for use in its business.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data as of and for the five-year period ended December 31, 1997 have been derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 31, 1997, and the Management's Discussion and Analysis of Financial Condition and Results of Operations. All data, except employee and per share data, are in millions.


                                                1997       1996       1995       1994       1993
                                                ----       ----       ----       ----       ----
OPERATING RESULTS
Sales                                        $  567.2   $  326.0   $  289.4   $  251.7   $  200.4
Income before extraordinary item                 24.4       33.1       25.6       21.6       15.0
Net income                                       15.8       33.1       25.6       21.6       15.0
Basic earnings per share (a)
     Income before extraordinary item            0.51       0.69       0.54       0.47       0.34
     Net income                                  0.33       0.69       0.54       0.47       0.34
Diluted earnings per share (a)
     Income before extraordinary item (b)        0.49       0.68       0.52       0.45       0.33
     Net income                                  0.32       0.68       0.52       0.45       0.33
EBITDA (c)                                       94.0       62.4       52.9       45.2       33.5

FINANCIAL CONDITION
Working capital                              $  121.3   $   64.6   $   54.6   $   60.5   $   49.2
Current ratio                                     2.1        2.3        2.0        2.5        2.8
Property, plant and equipment, net              187.1      137.3      125.7      108.8       84.6
Total assets                                    598.4      299.8      272.6      226.6      162.4
Long-term debt                                  211.4       21.1       25.4       17.7        6.4
Shareholders' equity                            243.8      207.8      173.3      151.5      121.6
Debt as percent of total capital                 46.4%       9.2%      12.8%      10.5%       5.0%

FINANCIAL STATISTICS
EBITDA as a percent of sales                     16.6%      19.1%      18.3%      17.9%      16.7%
Income before extraordinary items
   as a percent of sales                          4.3%      10.1%       8.9%       8.6%       7.5%
Net income as a percent of sales                  2.8%      10.1%       8.9%       8.6%       7.5%
Effective income tax rate                        35.6%      28.8%      31.4%      35.0%      36.0%
Return on shareholders' equity (d)                7.0%      17.4%      15.8%      15.8%      14.5%

OTHER DATA
Operating cash flow                          $   29.3   $   51.3   $   32.9   $   35.3   $   17.3
Capital expenditures                             30.3       27.6       29.8       25.5       25.4
Depreciation and amortization                    27.1       18.1       14.5       11.3        8.4
Stock dividends                                    25%        25%        25%        25%        25%
Cash dividends                                   None       None       None       None       None
Number of employees                             4,786      2,785      2,531      2,511      2,027

OTHER DATA                                            1997           1996          1995           1994            1993
                                                      ----           ----          ----           ----            ----
Weighted average shares outstanding (a)               49.5           49.0          48.8           47.9            46.1
Shares outstanding (a)                                48.4           47.5          47.1           46.7            46.0
Book value per share (a)                          $   5.04       $   4.38      $   3.68         $ 3.24        $   2.64

(a) Retroactively adjusted to reflect stock dividends.

(b) $0.74 in 1997 before non-recurring charges.

(c) Earnings before interest, taxes, depreciation and amortization and, in 1997, before non-recurring charges.

(d) 15.5% in 1997 before non-recurring and extraordinary items.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL AMOUNTS IN THE FOLLOWING DISCUSSION ARE STATED IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA.

OPERATING RESULTS

On March 3, 1997, the Company acquired the remaining 51% of Monarch Marking Systems, Inc. ("Monarch") that it did not previously own. The acquisition has been accounted for as a purchase, and, accordingly, the results of operations include the results of Monarch since the date of acquisition, March 3, 1997. On October 28, 1997, the Company acquired International Imaging Materials, Inc. ("IIMAK") which has been accounted for as a pooling of interests. As required with a pooling of interests, historical financial information has been restated to combine the financial statements of the Company and IIMAK for all periods.

The following table shows each element of the income statement as a percent of sales for the years indicated:


                                                1997          1996          1995
                                                ----          ----          ----
Sales                                          100.0%        100.0%        100.0%
Cost of products sold                           61.6          65.4          65.7
Selling, general and
   administrative expense                       23.1          18.7          19.1
Research and engineering
    expense                                      2.5           1.6           1.5
Amortization of intangibles                      1.0           0.7           0.4
Acquisition-related costs                        1.5           --            --
Integration/restructuring
    costs                                        1.2           --            --
                                               -----         -----         -----
    Operating income                             9.1          13.6          13.3
Equity in net income of                          --            1.2           0.2
     Monarch
Interest expense, net                           (2.4)         (0.6)         (0.6)
                                               -----         -----         -----
     Income before taxes                         6.7          14.2          12.9
Taxes on income                                  2.4           4.1           4.0
                                               -----         -----         -----
Income before extra-
   ordinary item                                 4.3          10.1           8.9
Extraordinary item                              (1.5)          --            --
                                               -----         -----         -----
     Net Income                                  2.8%         10.1%          8.9%
                                               =====         =====         =====

1997 COMPARED WITH 1996

Sales in 1997 increased by 74% over 1996 reaching a record $567.2. Domestic sales increased 37% from $236.9 to $377.3. Foreign-based and export sales increased from $89.1 to $189.9. In 1997, sales from the Company's Apparel Identification business grew 12% and the Printing Solutions business grew 202% (See Note 13 of Notes to Consolidated

Financial Statements.) The increase in the Printing Solutions business was due principally to the acquisition of Monarch which contributed $228.1 of sales in 1997. (See Note 2 of Notes to Consolidated Financial Statements.)

Cost of products sold for the year ended December 31, 1997 increased to $349.3 compared to $213.3 for the year ended December 31, 1996, due principally to the acquisition of Monarch. As a percent of sales, such costs decreased to 61.6% for 1997 compared to 65.4% for 1996.

Selling, general and administrative expense ("SG&A") increased to $131.2 for the year ended December 31, 1997, compared to $61.1 for the 1996 period due principally to the acquisition of Monarch. As a percent of sales, SG&A was 23.1% for 1997 compared to 18.7% for 1996.

Research and engineering expense ("R&E") increased from $5.1 in 1996 to $14.1 in 1997 due principally to the acquisition of Monarch. As a percent of sales, R&E was 2.5% for 1997 compared to 1.6% for 1996.

Amortization of intangibles increased to $5.7 in 1997 as compared to $2.2 in 1996 due to the additional goodwill arising from the acquisition of Monarch.

Acquisition related costs of $8.3 in 1997 are one-time costs related to the acquisition of IIMAK. These costs include $5 of fees and expenses specifically related to the acquisition and $3.3 related to the termination and severance of certain IIMAK employees pursuant to pre-existing agreements.

The Company recorded a restructuring charge of $6.9 related to the integration of Monarch into the Company's operations. These costs pertain to the consolidation of certain facilities, the severance of personnel and other costs. The largest component of the costs related to the severance of 132 people from the Monarch, Maimisburg, Ohio operation. The Company expects that the plan will be completed during 1998, with estimated annual savings of $9.

Operating income increased to $51.7 (9.1% of sales) for the year ended December 31, 1997 compared to $44.3 (13.6% of sales) for the year ended December 31, 1996.

Equity in net income of Monarch was $4.1 for the year ended December 31, 1996. Such income represented Paxar's 49% ownership interest in Monarch for the relevant period. (See Note 2 of Notes to Consolidated Financial Statements.)

Interest expense, net, increased to $13.8 for the year ended December 31, 1997 from $1.9 in 1996. The increase was attributable to the financing costs associated with the acquisition of Monarch.

Income before taxes decreased to $37.9 (6.7% of sales) for the year ended December 31, 1997 as compared with $46.5 (14.2% of sales) for the year ended December 31, 1996.

The effective income tax rate was 35.6% for the year ended December 31, 1997 compared to 28.8% for the year ended December 31, 1996. The increase was attributable to higher income tax rates at Monarch and the absence of equity accounting for Paxar's share of Monarch's after-tax income beginning in March 1997. The overall effective tax rate was impacted by many factors including different statutory rates on foreign income. The tax rate was slightly above the U.S. statutory Federal income tax rate of 35% due to certain IIMAK-related acquisition costs, which were capitalized for tax purposes, offset by lower rates on income derived from foreign sources, particularly from Hong Kong and Italy.

Income before extraordinary item for the year ended December 31, 1997 was $24.4 compared to $33.1 for the year ended December 31, 1996.

The extraordinary item of $8.6 (net of income taxes $5.1) resulted from the redemption of Monarch's 12 1/2% Senior Notes due July 1, 2003. (See Note 3 of Notes to Consolidated Financial Statements.)

Net income for the year ended December 31, 1997 was $15.8 (2.8% of sales) compared to $33.1 (10.1% of sales) in 1996.

The following chart shows the normalization of earnings for comparison purposes to 1996. Normalized earnings have been calculated reflecting the adjustment of those costs which are not expected to recur.

                                     Before Income Taxes   After Income Taxes  Diluted Earnings per Share
                                     -------------------   ------------------  --------------------------
1996
Net income                                $    46.5             $    33.1             $      0.68
                                          =========             =========             ===========

1997
Net income                                $    24.2             $    15.8             $      0.32

Add back:
Extraordinary item                             13.7                   8.6                    0.17
  Non-recurring
  integration/restructuring
  costs                                         6.9                   4.4                    0.09
Non-recurring IIMAK
   acquisition costs                            8.3                   7.4                    0.15
Other non-recurring costs                       0.6                   0.4                    0.01
                                          ---------             ---------             -----------
Normalized income                         $    53.7             $    36.6             $      0.74
                                          =========             =========             ===========

The other non-recurring charge principally represents the write-off of accumulated due diligence costs associated with a potential acquisition.

1996 COMPARED WITH 1995

Sales in 1996 increased by 13% reaching a record $326.0. Domestic sales increased slightly, while foreign-based and export sales increased 25% from $71.1 to $89.2. In 1996, sales from the Company's Apparel Identification business grew 9% and the Printing Solutions business 21%.

Cost of products sold for 1996 increased to $213.3 compared to $190.2 in 1995, an increase of 12%. As a percent of sales, such costs decreased slightly to 65.4% for 1996 compared to 65.7% for 1995.

Selling, general and administrative ("SG&A") expense increased to $61.1 in 1996, compared to $55.2 for 1995, an increase of 11%. As a percent of sales, SG&A was 18.7% for 1996 compared to 19.1% in 1995.

Research and engineering expense ("R&E") was $5.1 in 1996 compared to $4.4 in 1995. As a percent of sales, R&E was 1.6% and 1.5% for the years ended 1996 and 1995, respectively.

Amortization of intangibles was $2.2 for the year 1996 compared to $1.2 in 1995.

Operating income increased 15% to $44.3 (13.6% of sales) for the year 1996 compared to $38.4 (13.3% of sales) for the year 1995.

Equity in net income of Monarch was $4.1 for the year ended December 31, 1996 compared to $0.6 in 1995. (See Note 2 of Notes to Consolidated Financial Statements.)

Interest expense, net, increased to $1.9 in 1996 compared to $1.7 in 1995.

Income before taxes increased to $46.5 (14.2% of sales) for the year 1996, as compared with $37.3 (12.9% of sales) for the year 1995.

The effective income tax rate was 28.8% for the year ended December 31, 1996 compared to 31.4% for the year ended 1995. The overall effective tax rate was impacted by many factors including different statutory rates on foreign income. The lower tax rate was attributable primarily to the significant increase in equity in the net income of affiliate, a large portion of which was excluded from tax expense. The tax rate was below the U.S. statutory Federal income tax rate of 35% due to lower rates on income derived from foreign sources, particularly from Hong Kong and Italy where the companies acquired in 1994 received special tax abatement incentives which expire through 1999.

Net income for the year ended December 31, 1996 increased 29% to $33.1 (10.1% of sales) from $25.6 (8.9% of sales) in 1995.


LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the years indicated:


                                                       1997       1996      1995
                                                       ----       ----      ----
Net cash provided by operating activities            $   29.3   $  51.3   $  32.9
Net cash used by investing activities                  (109.8)    (35.5)    (50.5)
Net cash provided by (used in) financing
   activities                                            89.6     (14.6)     14.9
                                                     --------   -------   -------
Total change in cash (a)                             $    9.1   $   1.2   $  (2.7)
                                                     ========   =======   =======

(a) Before exchange rate effects.

OPERATING ACTIVITIES

Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $29.3 in 1997, compared to $51.3 in 1996. Cash provided in 1996 was $51.3 up from $32.9 in 1995.

Depreciation and amortization was $27.1 in 1997 compared to $18.1 in 1996. The increase is due mainly to the acquisition of Monarch, which resulted in increases to depreciation and goodwill amortization.

INVESTING ACTIVITIES

In 1997, capital expenditures were $30.3 compared to $27.6 in 1996. Other than projects for employee safety and environmental improvement, all new capital projects are carefully analyzed and are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital.

On March 3, 1997, the Company acquired the 49% equity interest of Odyssey Partners, L.P. in Monarch for (i) $94.1 in cash, (ii) a promissory note in the amount of $5.9 at an annual interest rate of 4.88% payable on January 2, 1998 secured by a letter of credit issued by Fleet Bank, N.A. and (iii) five year warrants to purchase (a) 1,250,000 shares of the Company's common stock, par value $0.10 ( the "Common Stock"), at an exercise price of $14 per share and (b) 250,000 shares of the Company's Common Stock at an exercise price of $17.50 per share. The warrants have been recorded at a fair value of approximately $9.7 at the date of acquisition. The remaining 2% of Monarch was acquired from the Chairman and President of Monarch. Each received 156,536 shares of the Company's Common Stock valued at $15.20 per share in exchange for the Monarch common stock owned by them. Additionally, the management of Monarch received incentive stock options to purchase an aggregate of 1,244,469 shares of the Company's Common Stock pursuant to the Company's 1990 Employee Stock Option Plan in exchange for outstanding options to purchase Monarch common stock. The options have been recorded at a fair value of approximately $16 at the date of acquisition.

The acquisition was accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition.

The Company financed the cash portion of the purchase price with the proceeds of the term loan under a $280 credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A. as lead lenders.

On April 11, 1997, Monarch completed the purchase of $100 of principal amount of its 12 1/2% Senior Notes due July 1, 2003 (the "Notes"). Monarch paid $120.2 consisting of $100 of principal, $3.5 of accrued interest, a $13.7 premium, and a consent payment of $3. Upon payment, all of the outstanding Notes were canceled and the indenture under which they were issued was terminated. The early redemption of the Notes resulted in an extraordinary charge of $8.6, net of income taxes of $5.1.

On October 28, 1997, the Company completed the acquisition of IIMAK, which was accounted for as a pooling of interests. In connection with the merger, each outstanding share of IIMAK common stock was converted into 1.5 shares of the Company's Common Stock and all existing IIMAK warrants and options were converted into warrants and options to purchase the Company's Common Stock. As a result of the merger, shares of IIMAK common stock were converted to 12,431,757 shares of the Company's Common Stock and IIMAK options and warrants were converted to 1,937,055 Company options and warrants.

On January 29, 1997, the Company acquired a 70% interest in a newly-formed subsidiary of the Company, Paxar do Brasil Ltda., located in Brazil, South America for approximately $0.6. The Company has an option to acquire the remaining 30% interest from the minority shareholder.

In addition, on December 15, 1997, the Company acquired a 51% interest in the business of Disisit Sistemas de Marcado S.A., located in Colombia, South America for approximately $2 in cash. The Company has the option to acquire the remaining 49% interest from the minority shareholders in approximately four years.

Subsequent to December 31, 1997, the Company acquired a 70% interest in the business of Teslo Tekstil Urunleri Sanayii ve Ticaret A.S., located in Istanbul, Turkey, for approximately $1.5. The Company has an option to acquire the remaining 30% interest in Teslo from the minority shareholders.

The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses, and believes that further acquisitions would be of important strategic value.

FINANCING ACTIVITIES

The table below shows the components of total capital for the years indicated:


                                                   1997        1996        1995
                                                   ----        ----        ----
Long-term debt                                   $  211.4    $   21.1    $   25.4
Shareholders' equity                                243.8       207.8       173.3
                                                 --------    --------    --------
   Total capital                                 $  455.2    $  228.9    $  198.7
                                                 ========    ========    ========
Long-term debt as a percent of total
  capital                                            46%          9%         13%
                                                 --------    --------    --------

Long-term debt increased to $211.4 at December 31, 1997, from $21.1 at December 31, 1996. The increase is primarily attributable to the acquisition of Monarch. At December 31, 1997, long-term debt as a percent of total capital was 46% compared to 9% at December 31, 1996.

On March 3, 1997, the Company entered into a six-year, $280 credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders, consisting of a $140 term loan facility and a $140 revolving credit facility. Borrowings under the term loan and revolving credit facilities bear interest at rates referenced to the London Interbank Offered Rate (with applicable margins varying in accordance with the Company's attainment of specified financial tests) or the Prime Rate (as defined), and are guaranteed by the domestic subsidiaries of the Company. As of December 31, 1997, borrowings under the term loan and revolving credit facilities were $135 and $87.2, respectively, and the amount available was $52.8 (See Note 8 of Notes to Consolidated Financial Statements.)


OTHER MATTERS

STATUS OF PITNEY BOWES LITIGATION

As a result of the June 29, 1995 acquisition of Monarch Marking Systems from Pitney Bowes Inc., a dispute arose over the calculation of the purchase price. In accordance with the terms of the Purchase Agreement, the parties submitted the dispute to binding arbitration. On September 6, 1996, the arbitrator determined that the purchase price should be reduced by $11.2. The New York Supreme Court, New York County, upheld the arbitrator's decision, and a judgment in the amount of $12.8 (including interest) was entered on March 11, 1997. Pitney Bowes has appealed the Order and Judgment to the New York Supreme Court, Appellate Division. It is expected this court will issue a decision by the end of this year.

YEAR 2000 CONVERSION

The Year 2000 can have a material adverse effect on businesses that are not prepared internally. The Company has been addressing this problem since early 1997. The Company is in the process of identifying all areas of vulnerability in both information systems and business processes, and has established a plan to achieve full Year 2000 compliance by December, 1998. This plan includes assessment and analysis of systems, upgrades to packaged software products, remediation of all internally written applications and validation testing. All Year 2000 related projects have been staffed primarily with internal resources and the aggregate costs are not expected to be material.

The Company currently sees no evidence that any essential process, system or business function will not be ready for the millennium transition.

MARKET RISK

The Company experiences market risk relative to changes in interest rates. A 67 basis point move in interest rates (10% of the Company's weighted average interest rate on its $280 credit facility) affecting the Company's floating debt instruments would have an impact on the Company's pretax earnings and cash flows over the next fiscal year of $1.5 if rates increase and $1.2 were they to decrease. Such a move in interest rates would have no effect on the fair value of the Company's floating debt instruments. A 67 basis point increase in rates would cause the fair value of the Company's interest rate collar to decrease from a liability of $0.9 to $0.3. A 67 basis point decrease would cause the fair value to increase from a liability of $0.9 to $1.9.

ASIAN CRISIS

Approximately 8% of the Company's sales are made to customers based in Asia where certain countries are experiencing economic turmoil. Such turmoil is not expected to have a material impact on the Company as product is generally sold either to U.S.-based apparel manufacturers or to suppliers to U.S-based apparel manufacturers.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company experiences market risk relative to changes in interest rates. A 67 basis point move in interest rates (10% of the Company's weighted average interest rate on its $280 million credit facility) affecting the Company's floating debt instruments would have an impact on the Company's pretax earnings and cash flows over the next fiscal year of $1.5 million if rates increase and $1.2 million were they to decrease. Such a move in interest rates would have no effect on the fair value of the Company's floating debt instruments. A 67 basis point increase in rates would cause the fair value of the Company's interest rate collar to decrease from a liability of $0.9 million to $0.3 million. A 67 basis point decrease would cause the fair value to increase from a liability of $0.9 million to $1.9 million.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is included elsewhere in this report. (See Part IV, Item 14.)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND ON FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 1, 1998.


ITEM 11: EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 1, 1998.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 1, 1998.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 1, 1998.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  DOCUMENTS

         1.   FINANCIAL STATEMENTS -

              Report of Independent Public Accountants                      F-1

              Consolidated Balance Sheets
                  December 31, 1997 and 1996                                F-2
              Consolidated Statements of Income
                  Years ended December 31, 1997, 1996 and 1995              F-3
              Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1997, 1996 and 1995              F-4
              Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995              F-5
              Notes to Consolidated Financial Statements            F-6 to F-17

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

         3.   EXHIBITS

         3.1  Amended and Restated Certificate of Incorporation. (G)

         3.2  Amendment to Amended and Restated Certificate of Incorporation.
              (M)

         3.3  By-Laws (A)

         4.1 Warrant Agreement for "A" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997. (J)

         4.2 Odyssey Partners, L.P. Certificate for 1,000,000 Warrants dated March 3, 1997. (J)

         4.3 Warrant Agreement for "B" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997. (J)

         4.4 Odyssey Partners, L.P. Certificate for 200,000 Warrants dated March 3, 1997. (J)

         4.5 Bear Stearns International, Ltd. Certificate for 75,000 Warrants dated as of February 25, 1998.

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

         10.2 Employment Agreement, dated as of December 16, 1986, between Registrant and Arthur Hershaft. (C)

         10.3 Employment Agreement, dated February 13, 1989, between Registrant and Victor Hershaft. (D)

         10.4 Stock Purchase Agreement, by and between Arthur Hershaft and Registrant, dated as of December 19, 1989. (E)

         10.5  Registrant's 1981 Incentive Stock Option Plan. (B)

         10.6  Registrant's 1990 Employee Stock Option Plan. (F)

         10.7  Registrant's 1997 Incentive Stock Option Plan. (N)

         10.8 Amended and Restated Stock Purchase Agreement, by and between Arthur Hershaft and the Registrant. (G)

         10.9 Omnibus Purchase and Sale Agreement dated June 6, 1995 by and between Pitney Bowes Inc., Monarch Marking Systems, Inc., Pitney Bowes Marking Systems Ltd., Pitney Bowes International Holdings Inc., Pitney Bowes France S.A. and Monarch Acquisition Corp. (H)

         10.10 Stock Purchase Agreement dated as of December 20, 1996 between the Registrant and Odyssey Partners, L.P. (I)

         10.11 Amendment No. 1 to Stock Purchase Agreement dated as of March 3, 1997 between the Registrant and Odyssey Partners, L.P. (I)

         10.12 Agreement and Plan of Merger dated as of March 3, 1997 by and among the Registrant, Monarch Holdings, Inc., Thomas Loemker and John W. Paxton. (J)

         10.13 Registration Rights Agreement dated as of March 3, 1997 between the Registrant and Odyssey Partners, L.P. (J)

         10.14 Credit Agreement dated March 3, 1997. (K)

         10.15 Agreement and Plan of Merger dated as of July 15, 1997, among the Registrant, Ribbon Manufacturing, Inc., and International Imaging Materials, Inc. (L)

         21.1  List of Subsidiaries of Registrant.

         23.1  Consent of Arthur Andersen LLP.

         23.2  Consent of KMPG Peat Marwick LLP.

         27.1  Financial Data Schedule.

         27.2  Financial Data Schedule.

         27.3  Financial Data Schedule.
         -----------------

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

               (E) Incorporated herein by reference from Exhibits to
                   Registrant's Annual Report on

                   Form 10-K for the year ended December 31, 1989.

               (F) Incorporated herein by reference from Exhibits to
                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

               (G) Incorporated herein by reference from Exhibits to
                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

               (H) Incorporated herein by reference from Exhibits to
                   Registrant's Current Report on Form 8-K dated June 29, 1995.

               (I) Incorporated herein by reference from Exhibits to
                   Registrant's Current Report on Form 8-K dated December 20, 1996.

               (J) Incorporated herein by reference from Exhibits to
                   Registrant's Current Report on Form 8-K dated March 3, 1997.

               (K) Incorporated herein by reference from Exhibits to
                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

               (L) Incorporated herein by reference from Exhibits to
                   Registrant's Current Report on Form 8-K dated July 15, 1997.

               (M) Incorporated herein by reference from Annex D to the Joint
                   Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (File No. 333-36283), filed on September 24, 1997.

               (N) Incorporated herein by reference from Exhibits to the
                   Registrant's Registration Statement on Form S-8 (File No. 333-38923), filed on October 28, 1997.

(b)      REPORTS ON FORM 8-K

         On January 3, 1997, the Registrant filed a Report on Form 8-K dated December 20, 1996, reporting that it had entered into an agreement to acquire the 49% equity interest of Odyssey Partners, L.P. in Monarch Holdings, Inc. (Item 2)

         On March 18, 1997, the Registrant filed a Report on Form 8-K dated March 3, 1997, reporting the completion of its acquisition of the 51% interest in Monarch that it did not own. (Item 2)

         On May 7, 1997, the Registrant filed a Report on Form 8-K dated April 11, 1997, reporting that Monarch had completed the purchase of all of its outstanding 12-1/2% Senior Notes due July 1, 2003 having an aggregate principal amount of $100 million. (Item 5)

         On May 16, 1997, the Registrant filed Amendment No. 1 to its Report on Form 8-K dated December 20, 1996, reporting the Financial Information and Pro Forma Financial Information in connection with the Registrant's acquisition of the 51% interest in Monarch that it did not own. (Item 7)

         On July 30, 1997, the Registrant filed a Report on Form 8-K dated July 15, 1997, reporting that it had entered into an Agreement and Plan of Merger with International Imaging Systems, Inc. ("IIMAK"). (Item 5)

         On November 12, 1997, the Registrant filed a Report on Form 8-K dated October 28, 1997, reporting that it had completed its acquisition of IIMAK. (Item 2)

         On January 12, 1998, the Registrant filed an Amendment to its Report on Form 8-K dated October 28, 1997, reporting the Financial Information and Pro Forma Financial Information in connection with its acquisition of IIMAK. (Item
7)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Paxar Corporation:

We have audited the accompanying consolidated balance sheets of Paxar Corporation (a New York corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of International Imaging Materials, Inc. ("IIMAK") prior to 1997, a company acquired during 1997 in a transaction accounted for as a pooling of interests, as discussed in Note 2. The IIMAK financial statements for 1996 and 1995 are included in the consolidated financial statements of Paxar Corporation and reflect total assets of 40% in 1996 and revenues of 33% and 31% for 1996 and 1995, respectively, of the related consolidated totals. The IIMAK financial statements for 1996 and 1995 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for IIMAK is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Paxar Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
-----------------------
ARTHUR ANDERSEN LLP


Stamford, Connecticut
February 12, 1998

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
International Imaging Materials, Inc.:


       We have audited the accompanying consolidated balance sheet of International Imaging Materials, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended March 31 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Imaging Materials, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 1997, in conformity with generally accepted accounting principles.



   /s/KPMG Peat Marwick LLP
   ------------------------
   KPMG PEAT MARWICK LLP


Buffalo, New York
April 23, 1997

                          INDEPENDENT AUDITORS'S REPORT

The Board of Directors
International Imaging Materials, Inc.

Under date of April 23, 1997, we reported on the consolidated balance sheet of International Imaging Materials, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended March 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on form 10-K for the year ended March 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14(a)2 of the annual report on form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KMPG Peat Marwick LLP
-------------------------
KPMG PEAT MARWICK LLP

Buffalo, New York
April 23, 1997

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             DECEMBER 31, 1997     December 31, 1996
                                                                             -----------------     -----------------
                                                                             (IN  MILLIONS, EXCEPT SHARE AMOUNTS)
ASSETS
Current assets:
Cash                                                                              $   13.7             $    5.3
Short-term investments                                                                 2.2                  1.9
Receivables, less allowances of $ 4.4 in 1997 and $1.0 in 1996                       102.4                 53.8
Inventories                                                                           97.4                 46.5
Deferred income taxes                                                                  6.9                  1.7
Other current assets                                                                  11.6                  4.6
                                                                                  --------             --------
      Total current assets                                                           234.2                113.8
Property, plant and equipment, at cost                                               273.2                204.5
    Accumulated depreciation                                                         (86.1)               (67.2)
                                                                                  --------             --------
      Net property, plant and equipment                                              187.1                137.3
Long-term investments                                                                  3.0                  4.9
Investment in Monarch                                                                 --                   20.1
Goodwill                                                                             165.4                 18.4
Other assets                                                                           8.7                  5.3
                                                                                  --------             --------
                                                                                  $  598.4             $  299.8
                                                                                  ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                                      $    2.5             $   10.2
Notes payable                                                                          5.9                 --
Current maturities of long-term debt                                                  21.7                  1.7
Accounts payable and accrued liabilities                                              82.8                 34.3
Accrued taxes on income                                                               --                    3.0
                                                                                  --------             --------
      Total current liabilities                                                      112.9                 49.2
Long-term debt                                                                       211.4                 21.1
Deferred income taxes                                                                 24.2                 20.2
Other liabilities                                                                      6.1                  1.5
Shareholders' equity:
      Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
      none issued and outstanding                                                     --                   --
      Common Stock, $0.10 par value, 200,000,000 shares
      authorized, 48,419,554 and 41,277,316  shares issued and
      outstanding in 1997 and  1996, respectively                                      4.8                  4.1
Paid-in capital                                                                      109.3                 81.6
Unearned compensation                                                                 --                   (0.4)
Retained earnings                                                                    134.5                121.9
Foreign currency translation adjustments                                              (4.8)                 0.6
                                                                                  --------             --------
      Total shareholders' equity                                                     243.8                207.8
                                                                                  --------             --------
                                                                                  $  598.4             $  299.8
                                                                                  ========             ========

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                        1997        1996        1995
                                                        ----        ----        ----
Sales                                                $   567.2   $   326.0   $   289.4

Costs  and expenses:
  Cost of  products sold                                 349.3       213.3       190.2

  Selling, general and administrative  expense           131.2        61.1        55.2

  Research and engineering expense                        14.1         5.1         4.4

  Amortization of intangibles                              5.7         2.2         1.2

  Acquisition-related costs                                8.3          --          --

  Integration/restructuring costs                          6.9          --          --
                                                     ---------   ---------   ---------

      Operating income                                    51.7        44.3        38.4

Equity in net income of Monarch                             --         4.1         0.6

Interest expense, net                                    (13.8)       (1.9)       (1.7)
                                                     ---------   ---------   ---------

      Income before taxes                                 37.9        46.5        37.3

Taxes on income                                           13.5        13.4        11.7
                                                     ---------   ---------   ---------

Income before extraordinary item                          24.4        33.1        25.6

Extraordinary item, net of income taxes of $5.1           (8.6)         --          --
                                                     ---------   ---------   ---------

      Net income                                     $    15.8   $    33.1   $    25.6
                                                     ==========  ==========  ==========

Basic earnings per common share:
      Before extraordinary item                      $     0.51  $    0.69  $     0.54
      Extraordinary item                                  (0.18)        --          --
                                                     ---------   ---------   ---------
      Net income                                     $     0.33  $    0.69  $     0.54
                                                     ==========  =========  ==========

Diluted earnings per common share:
         Before extraordinary item                   $     0.49  $    0.68  $     0.52
         Extraordinary item                               (0.17)        --          --
                                                     ---------   ---------   ---------
         Net income                                  $     0.32  $    0.68  $     0.52
                                                     ==========  =========   =========

Average common shares outstanding
         Basic                                            48.1        47.7        47.7
         Diluted                                          49.5        49.0        48.8

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)


                                                                                   NOTES
                                                                                RECEIVABLE
                                                                                   FROM
                                                                                 EXERCISE                            FOREIGN
                                                                     UNEARNED   OF OPTIONS                           CURRENCY
                                           COMMON STOCK    PAID-IN   COMPENS-      AND       TREASURY  RETAINED    TRANSLATION
                                          SHARES  AMOUNT   CAPITAL     ATION     WARRANTS     STOCK    EARNINGS    ADJUSTMENT
                                          ------  ------   -------     -----     --------     -----    --------    ----------
BALANCE, DECEMBER 31, 1994                 30.7   $  3.1  $   88.1   ($ 0.9)     ($ 1.9)        --     $   64.2      $ (1.0)

      Net income                           --        --       --        --          --          --         25.6        --
      Stock split                           4.4      0.4      --        --          --          --         (0.4)       --
      Notes received                       --        --       --        --         (0.5)        --         --          --
      Shares surrendered                   (0.3)     --       (4.9)     --          1.2         --         --          --
      Shares issued-various plans (a)       0.7      --        2.9      --          --          0.1        --          --
      Tax benefit from exercise of
        stock options                      --        --        2.2      --          --          --         --          --
      Purchase of treasury shares          --        --       --        --          --         (5.6)       --          --
      Restricted stock awards              --        --        0.3      0.2         --          --         --          --
      Translation adjustments              --        --       --        --          --          --         --           0.3
BALANCE, DECEMBER 31, 1995                 35.5      3.5      88.6     (0.7)       (1.2)       (5.5)       89.4        (0.7)

      Net income                           --        --       --        --          --          --         33.1        --
      Stock split                           5.6      0.6      --        --          --          --         (0.6)       --
      Shares surrendered                   (0.3)     --       (4.7)     --          1.2         --         --          --
      Shares issued-various plans (a)       0.7      --       (1.6)     --          --          5.5        --          --
      Tax benefit from exercise of
        stock options                      --        --        1.8      --          --          --         --          --
      Purchase and retirement of
        shares                             (0.2)     --       (2.5)     --          --          --         --          --
      Restricted stock awards              --        --       --        0.3         --          --         --          --
      Translation adjustments              --        --       --        --          --          --         --           1.3
BALANCE, DECEMBER 31, 1996                 41.3      4.1      81.6     (0.4)        --          --        121.9         0.6

      Net income                           --        --       --        --          --          --         15.8        --
      Stock split                           7.1      0.7      --        --          --          --         (0.7)       --
      Shares surrendered                   (0.9)     --       (9.5)     --          --          --         --          --
      Shares issued-various plans(a)        0.6      --        5.4      --          --          --         --          --
      Tax benefit from exercise of
        stock options                      --        --        1.3      --          --          --         --          --
      Stock issued - acquisitions           0.3      --        4.7      --          --          --         --          --
      Warrants and options issued -
        acquisitions                       --        --       25.7      --          --          --         --          --
      Restricted stock awards              --        --        0.1      0.4         --          --         --          --
      IIMAK pooling adjustment             --        --       --        --          --          --         (2.5)       --
      Translation adjustments              --        --       --        --          --          --         --          (5.4)
                                           ----   ------  --------     ----        ----        ----    --------      ------
BALANCE, DECEMBER 31, 1997                 48.4   $  4.8  $  109.3      --          --          --     $  134.5      $ (4.8)
                                           ====   ======  ========     ====        ====        ====    ========      ======

(a)   SEE NOTE 15 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 ( IN MILLIONS)


                                                                                  1997        1996       1995
                                                                                  ----        ----       ----
OPERATING ACTIVITIES:
Net income                                                                     $   15.8     $  33.1     $  25.6
                                                                               --------     -------     -------

  Adjustments to reconcile net income to net cash provided by operations:
    Extraordinary item                                                              8.6      --            --
    Depreciation and amortization                                                  27.1        18.1        14.5
    Deferred income taxes                                                           4.0         3.6         3.8
    Other                                                                          (2.5)     --            --
    Equity in net income of affiliate                                              --          (4.1)       (0.6)
  Changes in assets and liabilities, net of businesses acquired:
    Receivables                                                                    (8.4)       (6.5)       (6.9)
    Inventories                                                                    (8.5)        0.8        (4.5)
    Other current assets                                                           (3.0)       (1.0)       (0.1)
      Accounts payable and accrued liabilities                                      1.4         6.3        (3.0)
    Taxes on income                                                                (5.4)        2.9         2.3
    Other                                                                           0.2        (1.9)        1.8
                                                                               --------     -------     -------
                                                                                   13.5        18.2         7.3
                                                                               --------     -------     -------
      Net cash provided by operating activities                                    29.3        51.3        32.9
                                                                               --------     -------     -------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                        (30.3)      (27.6)      (29.8)
Acquisitions, net of cash acquired                                                (81.6)       (4.3)       (2.2)
Investment in Monarch                                                              --          --         (15.4)
(Increase) decrease of short-term investments                                      (0.3)        1.4         1.6
Other                                                                               2.4        (5.0)       (4.7)
                                                                               --------     -------     -------
      Net cash used in investing activities                                      (109.8)      (35.5)      (50.5)
                                                                               --------     -------     -------

FINANCING ACTIVITIES:
Increase (decrease) in short-term debt                                             12.2        (9.0)       13.8
Additions to long-term debt                                                       286.7        21.7        21.6
Reductions in long-term debt                                                     (210.8)      (26.5)      (14.0)
Exercise of stock options/Stock Purchase Plan                                       2.3         3.3         1.9
Purchase of common stock                                                           --          (2.5)       (5.6)
Other                                                                              (0.8)       (1.6)       (2.8)
                                                                               --------     -------     -------
      Net cash  provided by (used in) financing
      activities                                                                   89.6       (14.6)       14.9
                                                                               --------     -------     -------

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                                            (0.7)        0.1        --
                                                                               --------     -------     -------
Increase in cash                                                                    8.4         1.3        (2.7)
Cash, at beginning of year                                                          5.3         4.0         6.7
                                                                               --------     -------     -------
Cash, at end of year                                                           $   13.7     $   5.3     $   4.0
                                                                               ========     =======     =======


                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include those of Paxar Corporation (the "Company") and its majority-owned subsidiaries. The effects of all significant intercompany transactions have been eliminated.

Short-term investments:

Short-term investments consist of foreign lending institution and government bonds pledged as collateral against foreign debt, as well as certain other foreign financial institution commercial paper.

Inventories:

Inventories are stated at the lower of cost or market. The cost of inventories determined using the last-in, first-out (LIFO) method totaled $53.1 and $19.1 as of December 31, 1997 and 1996 respectively. The cost of all other inventories, determined using the first-in, first-out(FIFO) method, was $44.3 and $27.4 as of December 31, 1997 and 1996, respectively.

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

Income taxes:

Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates. A valuation allowance is established for any deferred tax asset for which realization is not likely. The classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary difference.

Revenue recognition:

Revenue is recognized when title passes to the customer, generally upon shipment.

Earnings per common share:

In December 1997 the Company adopted the provisions of SFAS No. 128, "Earnings per Share". Under SFAS No. 128, basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if options and warrants were exercised resulting in the issuance of common stock. Prior-period amounts have been restated to conform to the requirements of SFAS No. 128.

Stock dividend:

On August 7, 1997, August 7, 1996 and August 9, 1995, the Board of Directors declared 25% stock splits, effected in the form of stock dividends. All per share information presented in the accompanying financial statements has been adjusted to reflect these stock dividends.

Financial instruments:

All financial instruments of the Company are carried at cost, which approximates fair value with the exception of interest rate collar agreements.

During 1997, the Company entered into three notional value interest rate collar agreements covering $100 of debt. Under these agreements the Company's interest rate is variable between certain limits under one of the agreements and variable up to and including 8% under the other two ($40 is variable from 5.8% to 8% and $60 is variable up to 8%). All three collar agreements became effective on May 2, 1997 and have terms of three years. Net receipts or payments under the collar agreements are recognized as adjustments to interest expense. As the collar agreements hedge outstanding debt they are accounted for as hedges with gains and losses on the hedge instruments being deferred.

The fair value of the interest rate collars at December 31, 1997 was a loss of $0.9. Fair values are based on estimates provided by financial institutions.

Goodwill:

Goodwill represents the excess of the cost of acquired companies over the sum of identifiable net assets. Goodwill is being amortized on a straight-line basis over forty years. Subsequent to acquiring goodwill, the Company continually evaluates whether events and circumstances, including anticipated future operating results, indicate the remaining estimated useful life of goodwill may warrant revision. Based upon its most recent analysis the Company believes that no material impairment of goodwill exists at December 31, 1997.

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


NOTE 2: BUSINESS ACQUISITIONS

Monarch:

On June 29, 1995, the Company acquired a 49% interest in Monarch Marking Systems, Inc. ("Monarch"), which had been accounted for using the equity method. On March 3, 1997, the Company acquired the remaining 51% of Monarch for a total purchase of $132. The Company acquired the 49% equity interest of Odyssey Partners, L.P. for $94.1 in cash, a promissory note in the amount of $5.9 at an annual interest rate of 4.88% payable on January 2, 1998, and five year warrants to purchase (a) 1,250,000 shares of the Company's common stock, par value $0.10, at an exercise price of $14.00 per share and (b) 250,000 shares of the Company's common stock at an exercise price of $17.50 per share. The warrants have been recorded at a fair value of approximately $9.7 at the date of acquisition. Upon completion of the acquisition, the Chairman and the President of Monarch each received 156,536 shares of the Company's common stock valued at $15.20 per share, in exchange for the shares of Monarch common stock owned by each of them. Additionally, the management of Monarch received incentive stock options to purchase an aggregate of 1,244,469 shares of the Company's common stock pursuant to the Company's 1990 Employee Stock Option Plan in exchange for outstanding options to purchase Monarch common stock. The options have been recorded at a fair value of approximately $16 at the date of acquisition.

The acquisition was accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill. The resulting goodwill of $148.5 (including $13.5 related to the initial 1995 investment) is being amortized over 40 years.

The fair value of assets acquired and liabilities assumed is as follows:


Current assets                                                  $   96.2
Property, plant and equipment                                       44.1
Goodwill                                                           148.5
Other assets                                                        11.8
Current liabilities                                                (37.6)
Long-term debt                                                    (105.8)
Other                                                               (5.1)
                                                                --------
Net assets                                                         152.1
Initial investment (June 1995)                                     (20.1)
                                                                --------
                                                                $  132.0
                                                                ========

The purchase price allocation is not complete and adjustments to goodwill may be necessary, reflecting the outcome of pending litigation with Pitney Bowes, Inc. (the former owner of Monarch). The litigation relates to a purchase price adjustment to which the Company believes it is entitled. It is expected that the matter will be finalized by the end of 1998.

The operating results of Monarch are included in the accompanying consolidated statements of income beginning March 3, 1997. The following unaudited pro forma results of operations assume the acquisition occurred as of January 1,1996. These pro forma results do not purport to be indicative of the results of operations which may result in the future.


YEARS ENDED DECEMBER 31,                                 1997           1996
                                                         ----           ----
Sales                                                  $ 606.8         $ 578.6
                                                       -------         ------
Income before extraordinary item                       $  22.8         $ 30.9
                                                       -------         ------
Net income                                             $  14.2         $ 30.9
                                                       -------         ------
Basic earnings per common share:
   Before extraordinary item                           $  0.47         $ 0.65
   Extraordinary item                                    (0.18)           --
                                                       -------         ------
       Net income                                      $  0.29         $ 0.65
                                                       -------         ------
Diluted earnings per common share:
   Before extraordinary item                           $  0.46         $ 0.63
   Extraordinary item                                    (0.17)           --
                                                       -------         ------
     Net income                                        $  0.29         $ 0.63
                                                       -------         ------

IIMAK:

On October 28, 1997 the Company completed the acquisition of International Imaging Materials, Inc. ("IIMAK"), which was accounted for as a pooling of interests. In connection with the merger, each outstanding share of IIMAK common stock was converted into 1.5 shares of the Company's common stock and all existing IIMAK warrants and options were converted into warrants and options to purchase the Company's common stock. As a result of the merger, shares of IIMAK common stock were converted into 12,431,757 shares of the Company's common stock and IIMAK options and warrants were converted into 1,937,055 of the Company's options and warrants.

As the merger was accounted for as a pooling of interests, the financial statements have been restated to include the results of IIMAK for all periods presented.

Prior to the merger, IIMAK used a fiscal year ending on March 31. Accordingly, the restated financial statements combine the March 31, 1997 and 1996 financial statements of IIMAK with the December 31, 1996 and 1995 financial statements of the Company, respectively. Net sales and net income of IIMAK for the three month period ended March 31, 1997 were $25.4 and $2.5, respectively, with the net income reflected as an adjustment to retained earnings effective January 1, 1997. Combined and separate results of the Company and IIMAK during the periods preceding the merger were as follows:


FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1997 ( UNAUDITED)         PAXAR       IIMAK   ADJUSTMENTS  COMBINED
                                        -----       -----   -----------  --------
Sales                                 $  342.3     $  77.4    ($ 6.2)    $  413.5
                                      --------     -------    ------     --------
Income before extraordinary item      $   19.0     $   7.0     --        $   26.0
Extraordinary item                        (8.6)     --         --            (8.6)
                                      --------     -------               --------
Net income                            $   10.4     $   7.0     --        $   17.4
                                      ========     =======               ========

No adjustments were required to conform the accounting policies of the companies.

The Company recognized acquisition-related costs of $8.3 in the fourth quarter of 1997. Included in these costs are $5 of fees and expenses specifically related to the merger and costs of $3.3 related to the termination and severance of certain members of IIMAK management pursuant to pre-existing IIMAK agreements.

Other:

During 1997 and 1996, the Company made several small acquisitions. The total purchase price, net of cash acquired, was $2.6 in 1997 and $4.3 in 1996. The acquisitions did not have a material effect on the Company's financial statements.

NOTE 3: EXTRAORDINARY ITEM - LOSS ON EARLY EXTINGUISHMENT OF DEBT

On April 11, 1997, Monarch completed the purchase of $100 of principal amount of its 12 1/2 % Senior Notes due July 1, 2003 (the "Notes"). Monarch paid $120.2, consisting of $100 of principal, $3.5 of accrued interest, a $13.7 premium, and a consent payment of $3. Upon payment, all of the outstanding Notes were canceled and the indenture under which they were issued was terminated. The early redemption of the Notes resulted in an extraordinary charge of $8.6, net of income taxes of $5.1.


NOTE 4: INTEGRATION/RESTRUCTURING COSTS

During 1997, the Company recognized a total of $6.9 in restructuring charges related to the integration and restructuring of Monarch's operations. In the quarter ended June 30, 1997, the company recognized $2 in costs related to the consolidation of certain facilities, the severance of personnel and other costs. During the quarter ended December 31, 1997 the Company approved a plan to sever an additional 132 people from the Monarch, Miamisburg, Ohio operation. In connection with this plan, a charge of $4.9 was recognized. The Company expects that the severance plan will be complete during 1998, with estimated annual savings of $9. Of the total $6.9, $2.5 had been paid as of December 31, 1997.

NOTE 5: INVENTORIES

The components of inventories are set forth below:


YEARS ENDED DECEMBER 31,                              1997                  1996
                                                     -----                 -----
Raw materials                                        $56.3                 $23.1
Work-in-Process                                        8.6                   8.2
Finished goods                                        32.5                  15.2
                                                     -----                 -----
                                                     $97.4                 $46.5
                                                     =====                 =====

If all inventories were reported on a FIFO basis, inventories would be approximately $1.8 and $1.6 higher at December 31, 1997 and 1996 respectively.

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is set forth below:


YEARS ENDED DECEMBER 31,                                1997              1996
                                                        ----              ----
Machinery and equipment                               $200.5            $160.9
Buildings and building improvements                     66.8              41.0
Land                                                     5.9               2.6
                                                      ------            ------
                                                       273.2             204.5
Accumulated depreciation                               (86.1)            (67.2)
                                                      ------            ------
                                                      $187.1            $137.3
                                                      ======            ======
Estimated useful lives are principally:
Buildings and building improvements            5 to 40 years
Machinery and equipment                        3 to 10 years


NOTE 7: DUE TO BANKS

A summary of amounts due to banks is set forth below:


YEARS ENDED DECEMBER 31,                              1997                  1996
                                                      ----                  ----
Bank overdrafts                                       $1.8                 $ 1.6
Notes payable (a)                                        -                   8.5
Other foreign                                          0.7                   0.1
                                                      ----                 -----
                                                      $2.5                 $10.2
                                                      ====                 =====

(a) IIMAK maintained lines of credit with two banks totaling $40 which were due on demand and bore interest at either the London Interbank Offered Rate (LIBOR) plus .20%, the bank's cost of funds rate plus .50%, or the Prime Rate. At December 31, 1996, there was $8.5 outstanding under the facilities at 5.8%. These lines were terminated effective November 1997 in conjunction with the acquisition of IIMAK by the Company.

NOTE 8: LONG TERM DEBT
A summary of long-term debt is set forth below:


YEARS ENDED DECEMBER 31                                      1997            1996
                                                             ----            ----
Bank credit facility (a)                                   $  222.2        $  --
Unsecured revolving bank facility (b)                          --             10.2
Economic Development
   Revenue Bonds due 2011 (c)                                   8.0            8.0
Secured term loans on certain
   plant and equipment(d)                                       1.4            2.3
Secured and unsecured loans on
   foreign property, plant and
   machinery (e)                                                1.2            2.0
Other                                                           0.3            0.3
                                                           --------        -------
                                                              233.1           22.8
Less current maturities                                        21.7            1.7
                                                           --------        -------
                                                           $  211.4        $  21.1
                                                           ========        =======

Maturities of long-term debt for the five years subsequent to December 31, 1997 are: $21.7, $24.7, $29.3, $29.1, $33.1 and $95.2 thereafter.

(a) On March 3, 1997, the Company entered into a six-year, $280 credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders, consisting of $140 term loan facility and a $140 revolving credit facility. Borrowings under the term loan and revolving credit facilities bear interest at rates referenced to the London Interbank Offered Rate (LIBOR) with applicable margins varying in accordance with the Company's attainment of specified financial tests (.75% at December 31, 1997 resulting in LIBOR based loans bearing interest at 6.50% -6.75% at December 31, 1997), or the Prime Rate, as defined (8.5% at December 31, 1997). The borrowings are guaranteed by the domestic subsidiaries of the Company. The Company has the option of electing either interest rate. As of December 31, 1997, borrowings under the term loan and revolving credit facilities were $135 and $87.2, respectively, and the amount available was $52.8. An annual commitment fee of .25% is payable on the total amount of the revolving credit facility.

         The agreement requires the Company, among other things, to maintain net worth (as defined) of no less than $200 debt, to EBITDA ratio of less than 3.25 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. The Company is in compliance with all covenants as of December 31, 1997.

(b) The unsecured revolving bank facility provided for a maximum of $60 of borrowings and was terminated on March 3, 1997. On borrowings under this revolver, the Company had the option of electing the Prime Rate (8.25% at December 31, 1996) or LIBOR plus .35%-.65% (6.1% at December 31, 1996), depending on the fixed charge coverage ratio of the Company at the date of the borrowings, as defined by the credit agreement.

(c) Economic Development Revenue Bond financed facilities have been accounted for as plant and equipment and the related bonds are recorded as long-term debt. The variable rate bonds for the years ended December 31, 1997 and 1996 had a weighted average interest rate of 3.8% and 3.6%, respectively.

(d) The balances outstanding at December 31, 1997 and 1996 are payable by IIMAK in monthly installments, bear interest at variable rates based on the Prime Rate, are secured by certain plant and equipment, require the maintenance of certain financial ratios, limit the amount of capital expenditures and mature substantially by 2001.

(e) The balances outstanding at December 31, 1997 and 1996 are payable by the Collitex Group, bear interest at rates ranging from 4.75% -13.5%, mature serially through 2003 and are secured by property, plant, machinery and lending institution bonds.

The Company also maintains a $3 unsecured line of credit with a bank which expires September 15, 1998. This line of credit is available for standby and documentary letters of credit of which there were none outstanding at December 31, 1997.

NOTE 9:  INCOME TAXES

The provision for income taxes contains the following:


YEARS ENDED DECEMBER 31,                 1997              1996             1995
                                         ----              ----             ----
Federal
  Current                              $   3.1           $   6.4          $   5.7
  Deferred                                 5.7               3.6              3.3

Foreign
  Current                                  6.1               2.3              1.8
  Deferred                                (2.3)              0.1             (0.1)

State                                      0.9               1.0              1.0
                                       -------           -------          -------
                                       $  13.5           $  13.4          $  11.7
                                       =======           =======          =======


The cumulative amounts of each temporary difference that comprise the net deferred tax liability are as follows:


YEARS ENDED DECEMBER 31,                                 1997        1996        1995
                                                         ----        ----        ----
Deferred tax assets:
    Alternative minimum and investment tax credit
      carryforwards                                    $   4.3     $   8.2     $   7.2
    Costs capitalized to inventory                         1.2        (0.2)       (0.2)
    Accrued integration/restructuring                      1.4        --          --
    Other accrued liabilities and allowances               9.0         1.5         1.8
    Other                                                  1.2        --          --
                                                       -------     -------     -------
    Total gross deferred tax asset                        17.1         9.5         8.8
    Valuation allowance                                   --          (3.7)       (2.7)
                                                       -------     -------     -------
    Net deferred tax asset                                17.1         5.8         6.1

Deferred tax liability:
    Depreciation and other property basis
    differences                                          (34.4)      (24.3)      (21.6)
                                                       -------     -------     -------
    Net deferred tax liability                         $ (17.3)    $ (18.5)    $ (15.5)
                                                       =======     =======     =======


The valuation allowance decreased principally due to the expiration of certain of the credit carryforwards for which a valuation allowance had been made in prior years.

An analysis of the differences between the federal statutory income tax rate and the effective tax rate is set forth below:


YEARS ENDED DECEMBER 31,                             1997        1996        1995
                                                     ----        ----        ----
Federal statutory tax rate                           35.0%       35.0%       35.0%
State income tax, net of federal income tax
  benefit                                             1.5         1.4         1.7
Foreign taxes less than Federal rate                 (7.5)       (4.8)       (6.2)
Non-deductible merger costs                           4.3        --          --
Affiliate dividend exclusion                         --          (2.5)       --
All other, net                                        2.3        (0.3)        0.9
                                                     ----        ----        ----
                                                     35.6%       28.8%       31.4%
                                                     ====        ====        ====

Collitex and Orvac currently benefit from tax incentives in Italy which significantly reduce the Company's effective tax rate. These incentives expire through 1999.

United States income taxes have not been provided on undistributed foreign earnings of $53 since the Company intends to permanently reinvest such earnings in expanding foreign operations. The un-recognized U.S. tax liability on the undistributed earnings is approximately $10 at December 31, 1997. Total foreign based pre-tax income was approximately $21, $15, and $12 for 1997, 1996 and 1995, respectively.

NOTE 10: RELATIONSHIP WITH FUJICOPIAN CO., LTD.

The Company manufactures thermal transfer ribbons pursuant to a license agreement with Fujicopian Co., Ltd. which expires in 2008. Royal expenses under the agreement totaled $2.6 in 1997 and $2.7 in each of 1996 and 1995.

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:


YEARS ENDED DECEMBER 31,                                     1997            1996
                                                             ----            ----
Accounts payable                                           $  31.9         $  19.0
Accrued payroll costs                                         11.9             4.4
Accrued acquisition related costs                              6.2            --
Other accrued liabilities                                     32.8            10.9
                                                           -------         -------
                                                           $  82.8         $  34.3
                                                           =======         =======

NOTE 12: EMPLOYEE SAVINGS PLANS

The Company maintains three voluntary employee savings plans adopted pursuant to
Section 401(k) of the Internal Revenue Code. The Company's contribution under the Plans was $3.3, $1.2 and $0.9 during 1997, 1996 and 1995 respectively.

NOTE 13: BUSINESS SEGMENTS

The Company operates in two business segments: Apparel Identification and Printing Solutions.

The Apparel Identification business includes label systems, bar code systems, labels, tags, and related supplies for apparel manufacturers and retailers.

The Printing Solutions business, comprised principally of Monarch and IIMAK includes electronic bar code printers, mechanical identification and price marking machines and associated supplies. The supplies include a variety of paper substrates and inks, especially thermal transfer ink ribbons.

Corporate represents amounts not attributable to specific business segments, including acquisition-related costs and integration/restructuring costs in 1997. Included in the Company's consolidated balance sheet at December 31, 1997 are the net assets of the Company's European and Asian operations of approximately $42.4 and $31.0, respectively.

The following presents financial information for the business segments:


YEAR ENDED DECEMBER 31,                        1997          1996          1995
                                               ----          ----          ----
Sales to unaffiliated customers:
  Apparel Identification                     $  247.0      $  219.8      $  201.5
  Printing Solutions                            320.2         106.2          87.9
                                             --------      --------      --------
  Total                                      $  567.2      $  326.0      $  289.4
                                             ========      ========      =======
Operating Income:
  Apparel Identification                     $   37.8      $   34.3      $   31.8
  Printing Solutions                             37.6          17.9          15.3
                                             --------      --------      --------
  Sub-total                                      75.4          52.2          47.1
  Corporate expenses                            (23.7)         (7.9)         (8.7)
                                             --------      --------      --------
  Total                                      $   51.7      $   44.3      $   38.4
                                             ========      ========      ========
Capital expenditures:
  Apparel Identification                     $   15.4      $   13.2      $   11.2
  Printing Solutions                             14.4          13.8          17.5
  Corporate                                       0.5           0.6           1.1
                                             --------      --------      --------
  Total                                      $   30.3      $   27.6      $   29.8
                                             ========      ========      ========

Depreciation expense:
  Apparel Identification                    $     9.2     $     8.7     $     7.2
  Printing Solutions                             11.6           6.7           5.6
  Corporate                                       0.6           0.5           0.5
                                            ---------     ---------     ---------
  Total                                     $    21.4     $    15.9     $    13.3
                                            =========     =========     =========
Assets:
  Apparel Identification                    $   183.2     $   182.2     $   157.1
  Printing Solutions                            415.2         117.6         115.5
                                            ---------     ---------     ---------
  Total                                     $   598.4     $   299.8     $   272.6
                                            =========     =========     =========


GEOGRAPHIC INFORMATION:
YEARS ENDED DECEMBER 31,                       1997          1996          1995
                                               ----          ----          ----
Sales to unaffiliated customers:
  North America                             $   415.1     $   246.7     $   226.7
  Europe                                        107.8          53.2          42.7
  Asia                                           44.3          26.1          20.0
                                            ---------     ---------     ---------
  Total                                     $   567.2     $   326.0     $   289.4
                                            =========     =========     =========
Operating Income:
  North America                             $    55.0     $    37.8     $    35.5
  Europe                                          8.8           7.2           6.6
  Asia                                           11.6           7.2           5.0
                                            ---------     ---------     ---------
  Sub-total                                      75.4          52.2          47.1
  Corporate costs and other                     (23.7)         (7.9)         (8.7)
                                            ---------     ---------     ---------
  Total                                     $    51.7     $    44.3     $    38.4
                                            =========     =========     =========
Assets:
  North America                             $   429.5     $   218.6     $   208.7
  Europe                                        119.1          61.8          50.4
  Asia                                           49.8          19.4          13.5
                                            ---------     ---------     ---------
  Total                                     $   598.4     $   299.8     $   272.6
                                            =========     =========     =========


NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is set forth below:


YEARS ENDED DECEMBER 31,                     1997            1996            1995
                                             ----            ----            ----
Interest                                   $  10.8          $  2.2          $  1.7
Income Taxes                               $   6.0          $  7.0          $  7.6

Additional supplemental information on non-cash investing and financing activities is included in Notes 2 and 15.

NOTE 15: SHAREHOLDERS' EQUITY

The Company has various stock-based compensation plans including stock options and an Employee Stock Purchase Pan.

On April 25, 1997, the Company's shareholders approved the 1997 Employee Stock Option Plan under which shares of common stock are reserved for issuance upon the exercise of options to be granted to key employees and directors. On October 28, 1997, the Company's shareholders approved an increase in the number of shares of common stock reserved for issuance under the 1997 Employee Stock Option Plan from 1,875,000 shares to 5,000,000 shares of common stock. In addition, the 1990 Employee Stock Option Plan approved by the Company's shareholders on April 24, 1990 has 2,270,780 shares of common stock, as adjusted for subsequent stock dividends reserved for issuance upon the exercise of options granted to key employees and directors.

The plans provide for issuances in the form of qualified or non-qualified stock options, and stock appreciation rights may be granted in tandem with non-qualified stock options. The option price per share of qualified stock options cannot be less than 100% of the market value at the date of grant. The option price per share of non-qualified stock options and stock appreciation rights are determined by the Board of Directors at its sole discretion.

The options vest over periods of up to four years. Options granted prior to 1994 are for a period of five years and those granted subsequently, for a period of ten years.

The following is a summary of outstanding stock options:


                                     Number of Shares
                                      (in millions)            Weighted Average Exercise Price
                                      -------------            -------------------------------
1995
Outstanding at beginning of year           2.8                          $      7.12
Granted                                    1.3                          $     11.35
Exercised                                 (0.6)                         $      3.48
Canceled/Forfeited                        (0.4)                         $     17.56
                                          ----
Outstanding at end of year                 3.1                          $      8.35

1996
Granted                                    0.9                          $     10.74
Exercised                                 (0.7)                         $      4.16
Canceled/Forfeited                        (0.2)                         $     12.90
                                          ----
Outstanding at end of year                 3.1                          $      9.59

1997
Granted                                    1.8                          $      7.53
IIMAK grants in first quarter             (0.1)                         $     11.22
Exercised                                 (0.7)                         $      5.61
IIMAK exercised in first quarter           0.2                          $      3.33
Canceled/Forfeited                        (0.1)                         $      8.19
                                          ----
Outstanding at end of year                 4.2                          $      9.79
                                          ====

In connection with the acquisition of Monarch, 1,244,469 stock options were issued, at equivalent intrinsic value, to replace stock options to purchase Monarch common stock.

The following table summarizes information about stock options outstanding as of December 31, 1997:


                                                                       Weighted Average
                             Options Outstanding    Weighted Average          Remaining
Range of Exercise Prices           (in millions)      Exercise Price   Contractual Life
------------------------           -------------      --------------   ----------------
     Options Outstanding
           $1.00 - $6.00                     1.1           $    3.96                7.9
          $6.00 - $10.00                     1.0           $    7.55                7.4
         $10.00 - $18.00                     2.1           $   13.84                7.9
                                             ---
                                             4.2           $    9.79                7.8
                                             ===

     Options Exercisable
           $1.00 - $6.00                     1.0           $    3.83
          $6.00 - $10.00                     0.8           $    7.53
         $10.00 - $18.00                     1.7           $   13.82
                                             ---
                                             3.5           $    9.58
                                             ===

Total compensation expense recognized for stock-based compensation for 1997, 1996 and 1995 was $0.5, $0.4 and $0.1, respectively.

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, pursuant to which no compensation cost has been recognized for the options granted. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS123:

YEARS ENDED DECEMBER 31,                      1997           1996           1995
                                              ----           ----           ----
Net income:
  As reported                               $   15.8       $   33.1       $   25.6
  Pro forma                                 $   14.1       $   32.3       $   25.2

Basic earnings per share:
  As reported                               $    0.33      $    0.69      $    0.54
  Pro forma                                 $    0.29      $    0.68      $    0.53

Diluted earnings per share:
  As reported                               $    0.32      $    0.68      $    0.52
  Pro forma                                 $    0.28      $    0.66      $    0.52

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:

                                                 1997          1996          1995
                                                 ----          ----          ----
Risk-free interest rate                           6.0%          6.1%          6.1%
Expected years until exercise                     7.5           7.5           7.5
Expected stock volatility                        38.4%         38.4%         38.4%

The Company maintains an Employee Stock Purchase Plan which allows employees to purchase a certain amount of stock at a discount of 20% to the market price. The Company may sell up to 818,847 shares under this plan and, as of December 31, 1997, 533,619 shares were available for future purchases. The weighted average fair value of shares sold in 1997 was $17.80. The total number of shares issued under this plan was 71,343, 50,324 and 57,781 in 1997, 1996 and 1995, respectively.

As discussed in Note 2, warrants were granted to certain parties in connection with the acquisition of Monarch. Total outstanding warrants at December 31, 1997 were with exercise prices as follows:

                                                          1997           1996
                                                          ----          -----
Warrants outstanding                                       1.6            0.1
Warrants exercisable                                       0.1            0.1
Exercise price of exercisable warrants                   $6.67          $6.67

The remaining 1.5 warrants become exercisable on March 3, 1998 at prices between $14.00 and $17.50.

During 1997, 1996 and 1995, the Company made loans to certain officers for the purpose of exercising options and paying the related income tax liability. Such loans were repaid through the surrender of Company stock. The following analyzes the activity in relation to these loans:

                                                         1997      1996      1995
                                                         ----      ----      ----
Loans made in connection with exercise of stock
  options                                               $  0.8    $ --      $  0.5
Loans made in connection with income tax
  liabilities                                           $  0.8    $  1.6    $  2.8
Surrender of shares to repay loans                      $  2.3    $  4.0    $  4.2
Surrender of shares to exercise options                 $ --      $  0.7    $  0.7

No loans from officers are outstanding at December 31, 1997.

NOTE 16: EARNINGS PER COMMON SHARE

The reconciliation of basic and diluted per-share computation is as follows:


YEARS ENDED DECEMBER 31,                           1997         1996        1995
                                                   ----         ----        ----
Income before extraordinary item                 $   24.4     $   33.1    $   25.6
Extraordinary item                                   (8.6)      --          --
                                                 --------     --------    --------
Net income                                       $   15.8     $   33.1    $   25.6
                                                 =========    =========   =========

Average common shares (basic)                        48.1         47.7        47.7
Options and warrants                                  1.4          1.3         1.1
                                                 --------     --------    --------
Adjusted average common shares (diluted)             49.5         49.0        48.8
                                                 =========    =========   =========

Earnings per common share:
  Basic
  Income before extraordinary item               $    0.51    $    0.69   $    0.54
  Extraordinary Item                                 (0.18)     --          --
                                                 --------     --------    --------
  Net income                                     $    0.33    $    0.69   $    0.54
                                                 =========    =========   =========

  Diluted
  Income before extraordinary item               $    0.49    $    0.68   $    0.52
  Extraordinary item                                 (0.17)     --          --
                                                 --------     --------    --------
  Net income                                     $    0.32    $    0.68   $    0.52
                                                 =========    =========   =========


NOTE 17: COMMITMENTS AND CONTINGENT LIABILITIES

A manufacturing facility in Sayre, Pennsylvania, owned beneficially by principal shareholders of the Company, is leased at an annual rental of $0.1 through 1997. An office building in Pearl River, New York also owned beneficially by principal shareholders, was leased at an annual rental of $0.1 through 1995.

Total rental expense for all operating leases amounted to $6.7 in 1997, $2.8 in 1996 and $2.6 in 1995. Minimum rental commitments for all non-cancelable operating leases for the years 1998-2002 are $5.9, $4.2, $2.7, $2.1 and $1.6, respectively. The minimum total rental commitment for all years subsequent to 2002 is $4.4.

The Company accrues severance expense for employees of its Italian subsidiaries, as required by Italian statue, and these amounts are included in other liabilities in the accompanying consolidated financial statements.

The Company has been named a potentially responsible party relating to contamination which occurred at certain superfund sites. Management believes the ultimate outcome of settling these contingencies is not expected to be material.

In the ordinary course of business, the Company and its subsidiaries are involved in certain disputes and litigation, none of which will in the opinion of management, have a material adverse effect on the Company's financial position or results of operations.

NOTE 18: CONDENSED QUARTERLY FINANCIAL DATA

(UNAUDITED)

                                                      First Quarter      Second Quarter      Third Quarter       Fourth Quarter
                                                      -------------      --------------      -------------       --------------
1997
Sales                                                  $    105.9          $    158.9          $    148.8          $    153.6
Operating income                                             13.9                17.3                16.7                 3.8
Income (loss) before
   extraordinary item                                         8.2                 8.6                 9.2                (1.6)
Net income (loss)                                             8.2              --                     9.2                (1.6)
Basic earnings (loss) per common share:
  Income (loss) before
   extraordinary item                                         0.17                0.18                0.19               (0.03)
  Net income (loss)                                           0.17             --                     0.19               (0.03)
Diluted earnings (loss) per common share:
  Income (loss) before
   extraordinary item                                         0.17                0.17                0.18               (0.03)
  Net income (loss)                                           0.17             --                     0.18               (0.03)

1996
Sales                                                  $     77.6          $     84.2          $     79.5          $     84.7
Operating income                                             10.5                11.8                11.0                11.0
Net income                                                    7.2                 8.5                 8.3                 9.1
Basic earnings per common share:
   Net income                                                 0.15                0.18                0.18                0.18
Diluted earnings per common
  share:
   Net income                                                 0.15                0.18                0.17                0.18

All per share data have been adjusted to reflect stock dividends.

                       PAXAR CORPORATION AND SUBSIDIARIES
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                  (IN MILLIONS)


                                                                ADDITIONS
                                             BALANCE AT          CHARGED
                                            BEGINNING OF       TO COSTS AND                                             BALANCE AT
DESCRIPTION                                     YEAR             EXPENSES          OTHER (1)        DEDUCTIONS (2)      END OF YEAR
-----------                                     ----             --------          ---------        --------------      -----------
Year ended December 31, 1997
  Allowance for doubtful accounts            $     1.0          $     0.9          $     3.7          $     1.2          $     4.4

Year ended December 31, 1996
  Allowance for doubtful accounts            $     0.8          $     0.6             --              $     0.4          $     1.0

Year ended December 31, 1995
  Allowance for doubtful accounts            $     0.6          $     0.4             --              $     0.2          $     0.8

(1) Allowance related to acquisition.

(2) Write-off of uncollectible accounts, net of recoveries and other.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAXAR CORPORATION

By: /s/ Arthur Hershaft
-----------------------------
Arthur Hershaft
Chairman of the Board of Directors, President
and Chief Executive Officer

Dated: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Arthur Hershaft                                     By: /s/ Jack Plaxe
----------------------------------                          ----------------------------------
Arthur Hershaft                                             Jack Plaxe
Chairman of the Board of Directors, President               Senior Vice President and Chief Financial Officer
and Chief Executive Officer                                 (Principal Financial and Accounting Officer)
(Principal Executive Officer)                               Dated: March 31, 1998
Dated: March 31, 1998

By: /s/ Victor Hershaft                                     By: /s/ Leo Benatar
----------------------------------                          ----------------------------------
Victor Hershaft                                             Leo Benatar
Director                                                    Director
Dated: March 31, 1998                                       Dated: March 31, 1998

By: /s/ Jack Becker                                         By: /s/ Robert G. Laidlaw
----------------------------------                          ----------------------------------
Jack Becker                                                 Robert Laidlaw
Director                                                    Director
Dated: March 31, 1998                                       Dated: March 31, 1998

By: /s/ James C. McGroddy                                   By: /s/ Sidney Merians
----------------------------------                          ----------------------------------
James C. McGroddy                                           Sidney Merians
Director                                                    Director
Dated: March 31, 1998                                       Dated: March 31, 1998

By: /s/ David E. McKinney                                   By: /s/ Walter W. Williams
----------------------------------                          ----------------------------------
David E. McKinney                                           Walter W. Williams
Director                                                    Director
Dated: March 31, 1998                                       Dated: March 31, 1998

By: /s/ Thomas R. Loemker                                   By: /s/ John W. Paxton
----------------------------------                          ----------------------------------
Thomas R. Loemker                                           John W. Paxton
Director                                                    Director
Dated: March 31, 1998                                       Dated: March 31, 1998

                                  EXHIBIT INDEX

 No.      Description
 ---      -----------

 3.1      Amended and Restated Certificate of Incorporation. (G)

 3.2      Amendment to Amended and Restated Certificate of Incorporation. (M)

 3.3      By-Laws (A)

 4.1 Warrant Agreement for "A" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997. (J)

 4.2 Odyssey Partners, L.P. Certificate for 1,000,000 Warrants dated March 3, 1997. (J)

 4.3 Warrant Agreement for "B" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997. (J)

 4.4 Odyssey Partners, L.P. Certificate for 200,000 Warrants dated March 3, 1997. (J)

 4.5 Bear Stearns International, Ltd. Certificate for 75,000 Warrants dated as of February 25, 1998.

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

10.2 Employment Agreement, dated as of December 16, 1986, between Registrant and Arthur Hershaft. (C)

10.3 Employment Agreement, dated February 13, 1989, between Registrant and Victor Hershaft. (D)

10.4 Stock Purchase Agreement, by and between Arthur Hershaft and Registrant, dated as of December 19, 1989. (E)

10.5      Registrant's 1981 Incentive Stock Option Plan. (B)

10.6      Registrant's 1990 Employee Stock Option Plan. (F)

10.7      Registrant's 1997 Incentive Stock Option Plan. (N)

10.8 Amended and Restated Stock Purchase Agreement, by and between Arthur Hershaft and the Registrant. (G)

10.9 Omnibus Purchase and Sale Agreement dated June 6, 1995 by and between Pitney Bowes Inc., Monarch Marking Systems, Inc., Pitney Bowes Marking Systems Ltd., Pitney Bowes International Holdings Inc., Pitney Bowes France S.A. and Monarch Acquisition Corp. (H)

10.10 Stock Purchase Agreement dated as of December 20, 1996 between the Registrant and Odyssey Partners, L.P. (I)

10.11 Amendment No. 1 to Stock Purchase Agreement dated as of March 3, 1997 between the Registrant and Odyssey Partners, L.P. (I)

10.12 Agreement and Plan of Merger dated as of March 3, 1997 by and among the Registrant, Monarch Holdings, Inc., Thomas Loemker and John W. Paxton. (J)

10.13 Registration Rights Agreement dated as of March 3, 1997 between the Registrant and Odyssey Partners, L.P. (J)

10.14     Credit Agreement dated March 3, 1997. (K)

10.15 Agreement and Plan of Merger dated as of July 15, 1997, among the Registrant, Ribbon Manufacturing, Inc., and International Imaging Materials, Inc. (L)

21.1      List of Subsidiaries of Registrant.

23.1      Consent of Arthur Andersen LLP.

23.2      Consent of KMPG Peat Marwick LLP.

27.1      Financial Data Schedule

27.2      Financial Data Schedule

27.3      Financial Data Schedule

-----------

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

(D) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

(E) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

(F) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(G) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(H) Incorporated herein by reference from Exhibits to Registrant's Current Report on Form 8-K dated June 29, 1995.

(I) Incorporated herein by reference from Exhibits to Registrant's Current Report on Form 8-K dated December 20, 1996.

(J) Incorporated herein by reference from Exhibits to Registrant's Current Report on Form 8-K dated March 3, 1997.

(K) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(L) Incorporated herein by reference from Exhibits to Registrant's Current Report on Form 8-K dated July 15, 1997.

(M) Incorporated herein by reference from Annex D to the Joint Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (File No. 333-36283), filed on September 24, 1997.

(N) Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-38923), filed on October 28, 1997.