Form 10-Q
period 1998-03-31
PAXAR CORP
filed 1998-05-14
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 Yes /x/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers's classes of common stock, as of the latest practicable date. (March 31, 1998)

                Common Stock, $0.10 par value: 48,505,261 shares

                          PART I. FINANCIAL INFORMATION

The financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997

In the opinion of the Company, all adjustments, consisting only of normal recurring accruals and adjustments, necessary to present fairly the financial information contained herein, have been included.

ITEM 1:  FINANCIAL STATEMENTS

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31
                                                            1998           1997
                                                           -------       -------
                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales                                                      $ 149.4       $ 105.9
Costs and expenses:
Cost of products sold                                         90.3          65.8
Selling, general and administrative expense                   40.2          23.1
Research and engineering expense                               2.9           2.2
Amortization of intangibles                                    1.4           0.9
                                                           -------       -------
      Operating income                                        14.6          13.9
Interest expense, net                                          3.9           2.0
                                                           -------       -------
      Income before taxes                                     10.7          11.9
Taxes on income                                                3.4           3.7
                                                           -------       -------
Net income                                                 $   7.3       $   8.2
                                                           =======       =======
Average common shares outstanding
  Basic                                                       48.5          47.6
                                                           =======       =======
  Diluted                                                     49.1          48.6
                                                           =======       =======
Basic earnings per common share:                           $  0.15       $  0.17
                                                           =======       =======
Diluted earnings per common share:                         $  0.15       $  0.17
                                                           =======       =======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31, 1998  DEC. 31, 1997
                                                              (UNAUDITED)
                                                          (IN MILLIONS, EXCEPT SHARE AMOUNTS)
ASSETS
Current assets:
Cash                                                            $ 15.7        $ 13.7
Short-term investments                                             3.5           2.2
Receivables, less allowance for doubtful accounts of $4.0
  in 1998 and $4.4  in 1997                                      103.9         102.4
Inventories                                                      100.5          97.4
Deferred income taxes                                              7.0           6.9
Other current assets                                              12.2          11.6
                                                                ------        ------
Total current assets                                             242.8         234.2
Property, plant and equipment, at cost                           280.6         273.2
Accumulated depreciation                                         (93.3)        (86.1)
                                                                ------        ------
Net property, plant and equipment                                187.3         187.1
Long-term investments                                              3.0           3.0
Goodwill                                                         164.2         165.4
Other assets                                                       9.3           8.7
                                                                ------        ------
                                                                $606.6        $598.4
                                                                ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                    $  2.1        $  2.5
Notes payable                                                     --             5.9
Current maturities of long-term debt                              21.9          21.7
Accounts payable and accrued liabilities                          78.8          82.8
Accrued taxes on income                                            2.4          --
                                                                ------        ------
Total current liabilities                                        105.2         112.9
Long-term debt                                                   219.2         211.4
Deferred income taxes                                             24.8          24.2
Other liabilities                                                  5.8           6.1
Shareholders' equity:
    Preferred Stock, $0.01 par value, 5,000,000 shares
      authorized, none issued and outstanding                     --            --
    Common Stock, $0.10 par value, 200,000,000 shares
      authorized, 48,505,261 and 48,419,554 shares
      issued and outstanding, in 1998 and 1997,
      respectively
                                                                   4.8           4.8
Paid-in capital                                                  110.3         109.3
Retained earnings                                                141.8         134.5
Foreign currency translation adjustments                          (5.3)         (4.8)
                                                                ------        ------
      Total shareholders' equity                                 251.6         243.8
                                                                ------        ------
                                                                $606.6        $598.4
                                                                ======        ======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (IN MILLIONS)

                                   (UNAUDITED)

                                                                                                        FOREIGN
                                                                            UNEARNED                    CURRENCY
                                         COMMON STOCK          PAID-IN      COMPENS-      RETAINED-    TRANSLATION
                                    SHARES        AMOUNT       CAPITAL       ATION        EARNINGS     ADJUSTMENT
                                    ------        ------       ------        ------        ------        ------
BALANCE, DECEMBER 31, 1996            41.3        $  4.1       $ 81.6        ($ 0.4)       $121.9        $  0.6
Net income                              --            --           --            --           8.2            --
Shares surrendered                    (0.1)           --         (2.5)           --            --            --
Shares issued-various plans            0.1            --          1.0            --            --            --
Stock issued - acquisitions            0.3            --          4.7            --            --            --
Warrants and options issued -
  acquisitions                          --            --         25.7            --            --            --
IIMAK pooling adjustments              0.1            --          2.5            --          (2.5)           --
Translation adjustments                 --            --           --            --            --          (3.0)
                                    ------        ------       ------        ------        ------        ------
BALANCE, MARCH 31, 1997               41.7        $  4.1       $113.0        ($ 0.4)       $127.6        ($ 2.4)
                                    ======        ======       ======        ======        ======        ======
BALANCE, DECEMBER 31, 1997            48.4        $  4.8       $109.3            --        $134.5        ($ 4.8)
Net income                              --            --           --            --           7.3            --
Shares issued -various plans           0.1            --          1.0            --            --            --
Translation adjustments                 --            --           --            --            --          (0.5)
                                    ------        ------       ------        ------        ------        ------
BALANCE, MARCH 31, 1998               48.5        $  4.8       $110.3            --        $141.8        ($ 5.3)
                                    ======        ======       ======        ======        ======        ======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       MARCH 31, 1998  MARCH 31, 1997
OPERATING ACTIVITIES:
Net income                                                 $  7.3        $  8.2
                                                           ------        ------
Adjustments to reconcile net income to net cash
  provided by operations:
    Depreciation and amortization                             7.6           5.6
    Deferred income taxes                                     0.5           0.7
      Other                                                    --           0.7
Changes in assets and  liabilities, net
  of businesses acquired:
    Receivables                                              (1.4)         (4.2)
    Inventories                                              (3.0)         (2.8)
    Other current assets                                     (0.7)         (2.9)
    Accounts payable and accrued liabilities                 (4.0)          4.4
    Taxes on income                                           2.4           1.1
    Other                                                    (0.3)         (1.8)
                                                           ------        ------
                                                              1.1           0.8
                                                           ------        ------
    Net cash provided by operating activities                 8.4           9.0
                                                           ------        ------
INVESTING ACTIVITIES:
(Increase)of short-term investments                          (1.3)         (2.3)
Purchases of property, plant and equipment                   (6.7)         (4.1)
Aquisition net of cash acquired                                --         (82.6)
Other                                                        (0.6)          0.6
                                                           ------        ------
    Net cash used in investing activities                    (8.6)        (88.4)
                                                           ------        ------
FINANCING ACTIVITIES:
(Decrease) in short-term debt                                (6.1)         (0.6)
Additions to long-term debt                                  30.6         113.7
Reductions in long-term debt                                (22.8)        (18.0)
Purchase of common stock                                       --          (2.5)
Exercise of stock options/Stock Purchase Plan                 1.0           1.0
Notes received for related tax liabilities                     --          (0.5)
                                                           ------        ------
    Net cash  provided by  financing activities               2.7          93.1
                                                           ------        ------
OTHER ACTIVITIES:
Effect of exchange rate changes on cash                      (0.5)         (0.4)
                                                           ------        ------
Increase in cash                                              2.0          13.3
Cash, at beginning of year                                   13.7           5.3
                                                           ------        ------
Cash, at end of period                                     $ 15.7        $ 18.6
                                                           ======        ======

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1: GENERAL

The accounting policies followed during interim periods are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Other than Balance Sheet amounts as of December 31, 1996 and 1997, all amounts contained herein are unaudited.

Reclassifications:

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2: BUSINESS ACQUISITIONS

Monarch:

On June 29, 1995, the Company acquired a 49% interest in Monarch Marking Systems, Inc. ("Monarch"), which had been accounted for using the equity method. On March 3, 1997, the Company acquired the remaining 51% of Monarch for a total purchase price of $132, comprising of cash, notes, stock, options and warrants. The acquisition was accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill. The resulting goodwill of $148.5 (including $13.5 related to the initial 1995 investment) is being amortized over 40 years.

The fair value of assets acquired and liabilities assumed is as follows:

Current assets                                                           $ 96.2
Property, plant and equipment                                              44.1
Goodwill                                                                  148.5
Other assets                                                               11.8
Current liabilities                                                       (37.6)
Long-term debt                                                           (105.8)
Other                                                                      (5.1)
                                                                         ------
Net assets                                                                152.1
Initial investment (June 1995)                                            (20.1)
                                                                         ------
                                                                         $132.0
                                                                         ======

The purchase price allocation is not complete and adjustments to goodwill may be necessary, reflecting the outcome of pending litigation with Pitney Bowes, Inc. (the former owner of Monarch). The litigation relates to a purchase price adjustment to which the Company believes it is entitled. It is expected that the matter will be finalized by the end of 1998.

The operating results of Monarch are included in the accompanying consolidated statements of income beginning March 3, 1997. The following unaudited pro forma results of operations assume the acquisition occurred as of January 1,1997. These pro forma results do not purport to be indicative of the results of operations which may result in the future.

                                                                     MARCH 31,  1997
Sales                                                                    $ 145.6
                                                                         =======
Net Income                                                               $   6.7
                                                                         =======
Earnings per common share:
   Basic                                                                 $  0.14
                                                                         =======
   Diluted                                                               $  0.14
                                                                         =======

IIMAK:

On October 28, 1997 the Company completed the acquisition of International Imaging Materials, Inc. ("IIMAK"), which was accounted for as a pooling of interests. As such, the financial statements have been restated to include the results of IIMAK for all periods presented.

Net sales and net income of IIMAK for the three-month period ended March 31, 1997 were $25.4 and $2.5, respectively, with the net income reflected as an adjustment to retained earnings effective January 1, 1997. No adjustments were required to conform the accounting policies of the companies.

NOTE 3: INVENTORIES

The components of inventories are set forth below:

                                                  MARCH 31, 1998  DECEMBER 31, 1997
                                                  --------------  -----------------
Raw materials                                             $ 57.7          $ 56.3
Work-in-Process                                             10.7             8.6
Finished goods                                              32.1            32.5
                                                          ------          ------
                                                          $100.5          $ 97.4
                                                          ======          ======

NOTE 4: LONG TERM DEBT

A summary of long-term debt is set forth below:

                                                   MARCH 31, 1998  DECEMBER 31, 1997
                                                   --------------  -----------------
Bank credit facility                                       $230.7         $222.2
Economic Development
   Revenue Bonds due 2011                                     8.0            8.0
Secured term loans on certain
   plant and equipment                                        1.1            1.4
Secured and unsecured loans on
   foreign property, plant and
   machinery                                                  1.1            1.2
Other                                                         0.2            0.3
                                                           ------         ------
                                                            241.1          233.1
Less current maturities                                      21.9           21.7
                                                           ------         ------
                                                           $219.2         $211.4
                                                           ======         ======

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                                                     MARCH 31, 1998  DECEMBER 31, 1997
                                                     --------------  -----------------
Accounts payable                                              $32.8        $31.9
Accrued payroll costs                                          10.9         11.9
Accrued acquisition related costs                               2.6          6.2
Other accrued liabilities                                      32.5         32.8
                                                              -----        -----
                                                              $78.8        $82.8
                                                              =====        =====

NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is set forth below:

                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                             1998           1997
                                  c                           ----           ----
Interest                                                     $4.3           $0.5
Income Taxes                                                 $1.2           $1.6

NOTE 7: COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, effective in 1998, requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income for the periods presented below include foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items

                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                              1998         1997
                                                              ----         ----
Net income                                                    $7.3         $8.2
Foreign currency translation adjustments                      (0.5)        (3.0)
                                                              ----         ----
Comprehensive income                                          $6.8         $5.2
                                                              ====         ====

NOTE 8: EARNINGS PER COMMON SHARE

The reconciliation of basic and diluted per-share computation is as follows:

                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                              1998         1997
                                                              ----         ----
Net income                                                   $  7.3       $  8.2
                                                             ======       ======
Average common shares (basic)                                  48.5         47.6
    Options and warrants                                        0.6          1.0
                                                             ------       ------
Adjusted average common shares (diluted)                       49.1         48.6
                                                             ======       ======
Earnings per common share:
Basic                                                        $ 0.15       $ 0.17
                                                             ======       ======
Diluted                                                      $ 0.15       $ 0.17
                                                             ======       ======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL AMOUNTS IN THE FOLLOWING DISCUSSION ARE STATED IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA.

OPERATING RESULTS

On March 3, 1997, the Company acquired the remaining 51% of Monarch Marking Systems, Inc. ("Monarch") that it did not previously own. The acquisition has been accounted for as a purchase, and, accordingly, the results of operations include the results of Monarch since the date of acquisition, March 3, 1997. On October 28, 1997, the Company acquired International Imaging Materials, Inc. ("IIMAK"), which has been accounted for as a pooling of interests. As required with a pooling of interests, historical financial information has been restated to combine the financial statements of the Company and IIMAK for all periods.

The following table shows each element of the income statement as a percent of sales for the years indicated:

                                                        Three Months Ended
                                                 March 31, 1998   March 31, 1997
Sales                                                      100%             100%
Cost of products sold                                       60               62
Selling, general and
   administrative expense                                   27               22
Research and engineering
    expense                                                  2                2
Amortization of intangibles                                  1                1
                                                           ---              ---
    Operating income                                        10               13
Interest expense, net                                        3                2
                                                           ---              ---
     Income before taxes                                     7               11
Taxes on income                                              2                3
                                                           ---              ---
     Net Income                                              5%               8%
                                                           ===              ===


FIRST QUARTER 1998 COMPARED WITH 1997

Sales in the first quarter 1998 increased by 41% over the first quarter 1997 reaching $149.4. Domestic sales increased 34% from $69.3 to $92.6. Foreign-based and export sales increased from $36.6 to $56.8. In the first quarter 1998, sales from the Company's Apparel Identification business grew 15%, Printing Solutions business grew 54% and International business grew 74%. The increase in the Printing Solutions business and the International business was due principally to the acquisition of Monarch on March 3, 1997. Had Monarch been consolidated for the entire first quarter of 1997, the pro forma sales would have been $145.6 (see Note 2 of Notes to the Consolidated Financial Statements).

Cost of products sold for the three months ended March 31, 1998 increased to $90.3 compared to $65.8 for the three months ended March 31, 1997, due principally to the acquisition of Monarch. As a percent of sales, such costs decreased to 60% for March 31, 1998 compared to 62% for March 31,1997.

Selling, general and administrative expense ("SG&A") increased to $40.2 for the three months ended March 31, 1998, compared to $23.1 for the three months ended March 31, 1997 period due principally to the acquisition of Monarch. As a percent of sales, SG&A was 27% for March 31,1998 compared to 22% for March 31, 1997.

Research and engineering expense ("R&E") increased from $2.2 for the three months ended March 31, 1997 to $2.9 for the three months ended March 31, 1998 due principally to the acquisition of Monarch. As a percent of sales, R&E was 2% for the March 31, 1998 and March 31, 1997 three-month period.

Amortization of intangibles increased to $1.4 for the three months ended March 31, 1998 compared to $0.9 for the three months ended March 31, 1997 due to the additional goodwill arising from the acquisition of Monarch.

Operating income increased to $14.6 for the three months ended March 31, 1998 compared to $13.9 for the three months ended March 31, 1997. The operating margin declined from 13% in the three months ended March 31, 1997 to 10% in the three months ended March 31, 1998. The decline is attributable to pricing pressures in the Company's Printing Solutions bar code ribbon business.

Interest expense, net, increased to $3.9 for the three months ended March 31, 1998 from $2.0 in three months ended March 31,1997. The increase was attributable to the financing costs associated with the acquisition of Monarch.

Income before taxes decreased to $10.7 (7% of sales) for the three months ended March 31, 1998 as compared with $11.9 (11% of sales) for the three months ended March 31, 1997.

The effective income tax rate was 32% for the three months ended March 31, 1998 compared to 31% for the three months ended March 31, 1997. The overall effective tax rate was impacted by many factors including different statutory rates on foreign income.

Net income for the three months ended March 31, 1998 was $7.3 (5% of sales) compared to $8.2 (8% of sales) for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the periods indicated:

                                                             (in millions)
                                                            Three Months Ended
                                                     March 31, 1998   March 31, 1997
                                                     --------------   --------------
Net cash provided by operating activities                     $ 8.4        $ 9.0
Net cash used by investing activities                          (8.6)       (88.4)
Net cash provided by (used in) financing activities             2.7         93.1
                                                              -----        -----
Total change in cash (a)                                      $ 2.5        $13.7
                                                              =====        =====

(a) Before exchange rate effects.

OPERATING ACTIVITIES

Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $8.4 for the three months ended March 31, 1998, compared to $9.0 in 1997.

Depreciation and amortization was $7.6 for the three months ended March 31, 1998 compared to $5.6 for the three months ended March 31, 1997. The increase is due mainly to the acquisition of Monarch, which resulted in increases to depreciation and goodwill amortization.

INVESTING ACTIVITIES

During the first quarter of 1998 capital expenditures were $6.7 compared to $4.1 in 1997. All new capital projects are carefully analyzed and other than projects for employee safety and environmental improvement, are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital. The Company currently anticipates capital expenditures of approximately $33.0 for the year ended December 31, 1998.

On March 3, 1997, the Company acquired the remaining 51% of Monarch for a total purchase price of $132, comprising of cash, notes, stock , options and warrants. The acquisition was accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition.

The Company financed the cash portion of the purchase price with the proceeds of the term loan under a $280 credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A. as lead lenders.

On October 28, 1997 the Company completed the acquisition of International Imaging Materials, Inc. ("IIMAK"), which was accounted for as a pooling of interests. As such, the financial statements have been restated to include the results of IIMAK for all periods presented.

On February 25, 1998, the Company acquired a 70% interest in the business of Teslo Tekstil Urunleri Sanayii ve Ticaret A.S., located in Istanbul, Turkey, for approximately $1.5. The Company has an option to acquire the remaining 30% interest in Teslo from the minority shareholders.

The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses, and believes that further acquisitions would be of important strategic value.

FINANCING ACTIVITIES

The table below shows the components of total capital for the years indicated:

                                                            (in millions)
                                                   March 31, 1998   December 31, 1997
Long-term debt                                             $219.2        $211.4
Shareholders' equity                                        251.6         243.8
                                                           ------        ------
   Total capital                                           $470.8        $455.2
                                                           ======        ======
Long-term debt as a percent of total  capital                  47%           46%

Long-term debt increased to $219.2 at March 31, 1998, from $211.4 at December 31, 1997. The increase is primarily attributable to the note payment to Odyssey Partners, L.P. on January 2, 1998 in connection with the acquisition of Monarch. At March 31, 1998, long-term debt as a percent of total capital was 47% compared to 46% at December 31, 1997.

On March 3, 1997, the Company entered into a six-year, $280 credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A., as lead lenders, consisting of a $140 term loan facility and a $140 revolving credit facility. Borrowings under the term loan and revolving credit facilities bear interest at rates referenced to the London Interbank Offered Rate (with applicable margins varying in accordance with the Company's attainment of specified financial tests) or the Prime Rate (as defined), and are guaranteed by the domestic subsidiaries of the Company. As of March 31, 1998, borrowings under the term loan and revolving credit facilities were $130.2 and $100.5, respectively, and the amount available was $39.5.

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10K and 10Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, among others:

- Economic and other business conditions that could affect demand for the Company's products in the United States or international markets.

-        The mix of products sold and the profit margins thereon.

-        Order cancellation or reduced bookings by customers or distributors.

-        Competitive product offerings and pricing actions

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

a) Exhibit Index

         27.1 Financial Data Schedule

b) Reports on Form 8-K

         None

                       PAXAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Paxar Corporation
                                             Registrant

                                             ------------------------
                                             Signature

                                             Jack R. Plaxe
                                             -------------
                                             Full Name of Signing Officer

                                             Senior Vice President and
                                             Chief Financial Officer
                                             Title of Signing Officer

                                             May 14, 1998
                                             ------------
                                             Date