Form 10-Q
period 1998-06-30
PAXAR CORP
filed 1998-08-14
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers's classes of common stock, as of the latest practicable date. (June 30, 1998)

                Common Stock, $0.10 par value: 48,695,503 shares

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

ITEM 1:  FINANCIAL STATEMENTS

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                                   --------------------------    ------------------------
                                                        1998         1997           1998         1997
                                                        ----         ----           ----         ----
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales                                                $ 156.9       $ 158.9        $ 306.3       $ 264.8

Costs and expenses:
   Cost of products sold                                96.1          96.1          186.4         161.5

   Selling, general and administrative expense          39.7          38.3           79.9          61.8

   Research and engineering expense                      2.8           4.2            5.7           6.4

   Amortization of intangibles                           1.2           0.9            2.6           1.8

   Integration/restructuring costs                      --             2.1           --             2.1
                                                     -------       -------        -------       -------

      Operating income                                  17.1          17.3           31.7          31.2

Interest expense, net                                    5.9           4.1            9.8           6.1
                                                     -------       -------        -------       -------

      Income before taxes                               11.2          13.2           21.9          25.1

Taxes on income                                          4.0           4.6            7.4           8.3
                                                     -------       -------        -------       -------

Income before extraordinary item                         7.2           8.6           14.5          16.8

Extraordinary item, net of income taxes
    of $5.1                                             --            (8.6)          --            (8.6)
                                                     -------       -------        -------       -------

         Net income                                  $   7.2          --          $  14.5       $   8.2
                                                     =======       =======        =======       =======

Average common shares outstanding:
  Basic                                                 48.6          48.1           48.5          47.8
                                                     =======       =======        =======       =======
  Diluted                                               48.7          49.6           48.8          49.1
                                                     =======       =======        =======       =======

Basic earnings per common share:
    Before extraordinary item                        $  0.15       $  0.18        $  0.30       $  0.35
    Extraordinary item                                  --           (0.18)          --           (0.18)
                                                     -------       -------        -------       -------
    Net income                                       $  0.15          --          $  0.30       $  0.17
                                                     =======       =======        =======       =======

Diluted earnings per common share:
    Before extraordinary item                        $  0.15       $  0.17        $  0.30       $  0.34
    Extraordinary item                                  --           (0.17)          --           (0.17)
                                                     -------       -------        -------       -------
    Net income                                       $  0.15          --          $  0.30       $  0.17
                                                     =======       =======        =======       =======



                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30, 1998   DEC. 31, 1997
                                                                                  -------------   -------------
                                                                                   (UNAUDITED)
                                                                               (IN MILLIONS, EXCEPT SHARE AMOUNTS)
ASSETS
Current assets:
   Cash                                                                                $ 16.7        $ 13.7
   Short-term investments                                                                 3.5           2.2
   Receivables, less allowance for doubtful accounts of $4.7
      in 1998 and $4.4  in 1997                                                         106.2         102.4
   Inventories                                                                           98.2          97.4
   Deferred income taxes                                                                  6.9           6.9
   Other current assets                                                                  11.9          11.6
                                                                                       ------        ------
        Total current assets                                                            243.4         234.2
Property, plant and equipment, at cost                                                  289.7         273.2
   Accumulated depreciation                                                            (100.1)        (86.1)
                                                                                       ------        ------
       Net property, plant and equipment                                                189.6         187.1
Long-term investments                                                                     3.1           3.0
Goodwill                                                                                163.4         165.4
Other assets                                                                             10.7           8.7
                                                                                       ------        ------
                                                                                       $610.2        $598.4
                                                                                       ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Due to banks                                                                        $  0.2        $  2.5
   Notes payable                                                                         --             5.9
   Current maturities of long-term debt                                                  21.6          21.7
   Accounts payable and accrued liabilities                                              83.8          82.8
   Accrued taxes on income                                                                4.3          --
                                                                                       ------        ------
        Total current liabilities                                                       109.9         112.9
Long-term debt                                                                          208.8         211.4
Deferred income taxes                                                                    24.7          24.2
Other liabilities                                                                         5.4           6.1
Shareholders' equity:
    Preferred Stock, $0.01 par value, 5,000,000 shares
      authorized, none issued and outstanding                                            --            --
    Common Stock, $0.10 par value, 200,000,000 shares authorized, 48,695,503 and
      48,419,554 shares issued and outstanding, in 1998 and 1997, respectively
                                                                                          4.8           4.8
Paid-in capital                                                                         111.9         109.3
Retained earnings                                                                       149.0         134.5
Foreign currency translation adjustments                                                 (4.3)         (4.8)
                                                                                       ------        ------
      Total shareholders' equity                                                        261.4         243.8
                                                                                       ------        ------
                                                                                       $610.2        $598.4
                                                                                       ======        ======



                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  JUNE 30, 1998  JUNE 30, 1997
                                                  -------------  -------------
                                                         (IN MILLIONS)
OPERATING ACTIVITIES:
Net income                                            $ 14.5       $  8.2
                                                      ------       ------

Adjustments to reconcile net income to net cash
  provided by operations:
    Extraordinary item                                  --            8.6
    Depreciation and amortization                       16.8         13.2
    Deferred income taxes                                0.5          0.9
     Other                                              --            1.9
Changes in assets and  liabilities, net of
  businesses acquired:
    Receivables                                         (3.7)        (8.9)
    Inventories                                         (0.8)       (10.5)
    Other current assets                                (0.2)        (3.6)
    Accounts payable and accrued liabilities             1.6          2.8
    Taxes on income                                      4.3         (1.3)
    Other                                               (0.7)        (1.2)
                                                      ------       ------
                                                        17.8          1.9
                                                      ------       ------
    Net cash provided by operating activities           32.3         10.1
                                                      ------       ------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment             (16.9)       (14.2)
Increase of short-term investments                      (1.4)        (1.3)
Acquisition  net of cash acquired                       --          (81.6)
Other                                                   (2.5)         3.2
                                                      ------       ------
    Net cash used in investing activities              (20.8)       (93.9)
                                                      ------       ------

FINANCING ACTIVITIES:
(Decrease)/increase in short-term debt                  (8.3)         4.5
Additions to long-term debt                             47.6        133.6
Reductions in long-term debt                           (50.2)       (35.4)
Purchase of common stock                                --           (9.8)
Exercise of stock options/Stock Purchase Plan            2.6          1.4
Other                                                   --           (1.3)
                                                      ------       ------
    Net cash  (used in)/provided by financing
      activities                                        (8.3)        93.0
                                                      ------       ------

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                 (0.2)        (0.5)
                                                      ------       ------
Increase in cash                                         3.0          8.7
Cash at beginning of year                               13.7          5.3
                                                      ------       ------
Cash at end of period                                 $ 16.7       $ 14.0
                                                      ======       ======



                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:           GENERAL
The accounting policies followed during interim periods are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Other than Balance Sheet amounts as of December 31, 1997, all amounts contained herein are unaudited.

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

                                 JUNE 30, 1997
                                 -------------
Sales                                  $ 304.5
                                       -------
Income before extraordinary item       $  15.4
                                       -------
Net income                             $   6.8
                                       -------

Basic earnings per share:
   Before extraordinary item           $  0.32
   Extraordinary item                    (0.18)
                                       -------
       Net income                      $  0.14
                                       -------

Diluted earnings per share:
   Before extraordinary item           $  0.31
   Extraordinary item                    (0.17)
                                       -------
        Net Income                     $  0.14
                                       -------


IIMAK:

On October 28, 1997 the Company completed the acquisition of International Imaging Materials, Inc. ("IIMAK"), which was accounted for as a pooling of interests. As such, the financial statements have been restated to include the results of IIMAK for all periods presented.

NOTE 3:    INVENTORIES

The components of inventories are set forth below:

                            JUNE 30, 1998       DECEMBER 31, 1997
                            -------------       -----------------
Raw materials                 $      49.8         $      56.3
Work-in-Process                      12.1                 8.6
Finished goods                       36.3                32.5
                              -----------         -----------
                              $      98.2         $      97.4
                              ===========         ===========

NOTE 4:    LONG TERM DEBT

A summary of long-term debt is set forth below:

                                       JUNE 30, 1998      DECEMBER 31, 1997
                                       -------------      -----------------
Bank credit facility                    $     220.4          $     222.2
Economic Development
   Revenue Bonds due 2011                       8.0                  8.0
Other                                           2.0                  2.9
                                        -----------          -----------
                                              230.4                233.1
Less current maturities                        21.6                 21.7
                                        -----------          -----------
                                        $     208.8          $     211.4
                                        ===========          ===========

NOTE 5:    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                                       JUNE 30, 1998      DECEMBER 31, 1997
                                       -------------      -----------------
Accounts payable                        $      34.7         $      31.9
Accrued payroll costs                          16.9                11.9
Other accrued liabilities                      32.2                39.0
                                        -----------         -----------
                                        $      83.8         $      82.8
                                        ===========         ===========

In December 1997, the Company approved a plan to sever 132 people from the Monarch, Miamisburg, Ohio operation as part of the integration/restructuring program. At December 31, 1997 other accrued liabilities included $4.6 of accrued severance costs. During the six months ended June 30, 1998 $3.0 had been paid, representing costs associated with the severance of 117 people.

NOTE 6:    SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is set forth below:

                                                              FOR THE SIX MONTHS ENDED JUNE 30
                                                                    1998                   1997
                                                                    ----                   ----
Interest                                                            $8.5                   $2.8
Income Taxes                                                        $1.7                   $2.4

NOTE 7:           COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, effective in 1998, requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income for the periods presented below include foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                             FOR THE SIX MONTHS ENDED JUNE 30
                                                             --------------------------------
                                                                    1998                   1997
                                                                    ----                   ----
Net income                                                         $14.5                  $8.2
Foreign currency translation adjustments                             0.5                  (3.5)
                                                                   -----                  ----
Comprehensive income                                               $15.0                  $4.7
                                                                   =====                  ====


NOTE 8:           EARNINGS PER COMMON SHARE
The reconciliation of basic and diluted per-share computation is as follows:

                                                      FOR THE SIX MONTHS ENDED JUNE 30
                                                      --------------------------------
                                                         1998                   1997
                                                       --------               --------
Net income                                             $   14.5               $    8.2
                                                       ========               ========

Average common shares (basic)                              48.5                   47.8
    Options and warrants                                    0.3                    1.3
                                                       --------               --------
Adjusted average common shares (diluted)                   48.8                   49.1
                                                       ========               ========

Earnings per common share:
Basic                                                  $   0.30               $   0.17
                                                       ========               ========
Diluted                                                $   0.30               $   0.17
                                                       ========               ========


NOTE 9: ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999.

The Company has not yet quantified the impacts of adopting Statement 133 on the financial statements and has not determined the timing of or method of its adoption of Statement 133. However, based on current interest rate levels, the income statement impact of derivative contracts would not have a material impact on the Company's results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL AMOUNTS IN THE FOLLOWING DISCUSSION ARE STATED IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA.

OPERATING RESULTS

On March 3, 1997, the Company acquired the remaining 51% of Monarch Marking Systems, Inc. ("Monarch") that it did not previously own. The acquisition has been accounted for as a purchase, and, accordingly, the results of operations include the results of Monarch since the date of acquisition. On October 28, 1997, the Company acquired International Imaging Materials, Inc. ("IIMAK"), which has been accounted for as a pooling of interests. As required with a pooling of interests, historical financial information has been restated to combine the financial statements of the Company and IIMAK for all periods.

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                                    Three Months Ended June 30             Six Months Ended June 30
                                                    1998                1997                 1998                1997
                                                    ----                ----                 ----                ----
Sales                                                100%                100%                 100%                100%
Cost of products sold                                 61                  60                   61                  61
Selling, general and
   Administrative expense                             25                  24                   26                  23
Research and engineering
    Expense                                            2                   3                    2                   2
Amortization of intangibles                            1                   1                    1                   1
Integration/restructuring costs                     --                     1                 --                     1
                                                    ----                ----                 ----                ----
    Operating income                                  11                  11                   10                  12
Interest expense, net                                  4                   3                    3                   3
                                                    ----                ----                 ----                ----
     Income before taxes                               7                   8                    7                   9
Taxes on income                                        2                   3                    2                   3
                                                    ----                ----                 ----                ----
     Income before extraordinary item                  5                   5                    5                   6
Extraordinary item                                  --                    (5)                --                    (3)
                                                    ----                ----                 ----                ----
     Net income                                        5%                  0%                   5%                  3%
                                                    ----                ----                 ----                ----

THREE MONTHS ENDED JUNE 30,1998 COMPARED WITH JUNE 30,1997

Sales in the second quarter 1998 were $157 compared to $159 in 1997, a decline of 1%. Domestic sales were $96 compared to $98 in the second quarter 1997. Foreign-based and export sales were $61 in both the 1998 and 1997 second quarters.

Cost of products sold for the three months ended June 30, 1998 and June 30, 1997 were $96.1. As a percent of sales, such costs were 61% for June 30, 1998 compared to 60% for June 30,1997.

Selling, general and administrative expense ("SG&A") increased 3.7% to $39.7 for the three months ended June 30, 1998, from $38.3 for the three months ended June 30, 1997. As a percent of sales, SG&A were 25% for June 30,1998 compared to 24% for June 30, 1997.

Research and engineering expense ("R&E") decreased 33% from $4.2 for the three months ended June 30, 1997 to $2.8 for the three months ended June 30, 1998 due to personnel reductions driven by the elimination of non-strategic initiatives. As a percent of sales, R&E was 2% for the June 30, 1998 and 3% for June 30, 1997 three-month period.

Amortization of intangibles increased to $1.2 for the three months ended June 30, 1998 compared to $0.9 for the three months ended June 30, 1997.

Operating income for the three months ended June 30, 1998 was $17.1 compared to $17.3 for the three months ended June 30, 1997. The operating margin for the three months ended June 30, 1998 and 1997 was 11%.

Interest expense, net, increased to $5.9 for the three months ended June 30, 1998 from $4.1 in three months ended June 30,1997. Included in interest expense for the second quarter of 1998 was a $2.2 non-recurring charge resulting from the unauthorized interest rate speculation by an employee whose employment was subsequently terminated. The non-recurring charge occurred when interest rate hedges supporting the $150 of Senior Notes to be issued in August 1998 were not closed in a timely manner.

Income before taxes decreased to $11.2 (7% of sales) for the three months ended June 30, 1998 as compared with $13.2 (8% of sales) for the three months ended June 30, 1997.

The effective income tax rate was 36% for the three months ended June 30, 1998 compared to 35% for the three months ended June 30, 1997. The overall effective tax rate was impacted by many factors including different statutory rates on foreign income.

Income before extraordinary item was $7.2 in the second quarter June 30, 1998 compared to $8.6 in the second quarter June 30, 1997.

The extraordinary item of $8.6 (net of income taxes $5.1) resulted from the early redemption of Monarch's 12 -1/2% Senior Notes during the three months ended June 30, 1997.

Net income for the three months ended June 30, 1998 was $7.2 (5% of sales).



SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH JUNE 30,1997

Sales for the six months ended June 30, 1998 reached $306 compared to $265 in 1997. Domestic sales were $188 compared to $168 in the six months ended June 30, 1997. Foreign-based and export sales were $118 compared to $97 in the six months ended June 30, 1997. Had Monarch been consolidated from January 1, 1997 the pro forma sales for the six months ended would have been $305.

Cost of products sold for the six months ended June 30, 1998 were $186.4 compared to $161.5. As a percent of sales, such costs were 61% for the six months ended June 30, 1998 and June 30,1997.

SG&A was $79.9 for the six months ended June 30, 1998, compared to $61.8 for the six months ended June 30, 1997 period. The six months ended June 30, 1997 reflects the consolidation of Monarch from the date of acquisition, March 3, 1997. As a percent of sales, SG&A was 26% for June 30,1998 compared to 23% for June 30, 1997.

R&E decreased from $6.4 for the six months ended June 30, 1997 to $5.7 for the six months ended June 30, 1998. The six months ended June 30, 1997 reflects the consolidation of Monarch from the date of acquisition, March 3, 1997. As a percent of sales, R&E was 2% for the June 30, 1998 and June 30, 1997 six-month period.

Amortization of intangibles increased to $2.6 for the six months ended June 30, 1998 compared to $1.8 for the six months ended June 30, 1997 due to the additional goodwill arising from the acquisition of Monarch.

Operating income for the six months ended June 30, 1998 was $31.7 compared to $31.2 for the six months ended June 30, 1997. The operating margin for the six months ended June 30, 1998 was 10% compared to 12% for the six months ended June 30, 1997.

Interest expense, net, increased to $9.8 for the six months ended June 30, 1998 from $6.1 for the six months ended June 30,1997. Included in interest expense for the six months ended June 30, 1998 was a $2.2 non-recurring charge resulting from the unauthorized interest rate speculation by an employee whose employment was subsequently terminated. The non-recurring charge occurred when interest rate hedges supporting the $150 of Senior Notes to be issued in August 1998 were not closed in a timely manner.

Income before taxes was $21.9 (7% of sales) for the six months ended June 30, 1998 compared with $25.1 (9% of sales) for the six months ended June 30, 1997.

The effective income tax rate was 34% for the six months ended June 30, 1998 compared with 33% for the six months ended June 30, 1997. The overall effective tax rate was impacted by many factors including different statutory rates on foreign income.

Income before extraordinary item was $14.5 for the six months ended June 30, 1998 compared to $16.8 for the six months ended June 30, 1997.

The extraordinary item of $8.6 (net of income taxes $5.1) resulted from the early redemption of Monarch's 12 -1/2% Senior Notes during the three months ended June 30, 1997.

Net income for the six months ended June 30, 1998 was $14.5 (5% of sales) compared to $8.2 (3% of sales) for the six months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the periods indicated:

                                                                        (in millions)
                                                                        Six Months Ended
                                                                        ----------------
                                                            June 30, 1998        June 30, 1997
                                                            -------------        -------------
Net cash provided by operating activities                          $32.3                $10.1
Net cash used by investing activities                              (20.8)               (93.9)
Net cash (used in) provided by  financing activities                (8.3)                93.0
                                                                   -----                -----
Total change in cash (a)                                           $ 3.2                $ 9.2
                                                                   =====                =====

(a)          Before exchange rate effects.

OPERATING ACTIVITIES Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $32.3 for the six months ended June 30, 1998 compared to $10.1 in 1997.

Depreciation and amortization was $16.8 for the six months ended June 30, 1998 compared to $13.2 for the six months ended June 30, 1997. The increase is due mainly to the acquisition of Monarch, which resulted in increases to depreciation and goodwill amortization.

INVESTING ACTIVITIES
During the first six months of 1998 capital expenditures were $16.9 compared to $14.2 in 1997. All new capital projects are carefully analyzed and other than projects for employee safety and environmental improvement, are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital. The Company currently anticipates capital expenditures of approximately $32.0 for the year ending December 31, 1998.


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

The Company intends to augment its growth rate by the acquisition of complementary or related businesses.

FINANCING ACTIVITIES
The table below shows the components of total capital for the periods indicated:

                                                          (in millions)
                                               June 30, 1998        December 31, 1997
                                               -------------        -----------------
Long-term debt                                    $208.8                $211.4
Shareholders' equity                               261.4                 243.8
                                                  ------                ------
   Total capital                                  $470.2                $455.2
                                                  ======                ======
Debt as a percent of total  capital                   44%                   46%

Long-term debt decreased to $208.8 at June 30, 1998, from $211.4 at December 31, 1997. At June 30, 1998 long-term debt as a percent of total capital was 44% compared to 46% at December 31, 1997.

On March 3, 1997, the Company entered into an unsecured six-year, $280 credit agreement with Fleet Bank, N.A. and other participating banks, consisting of a term loan and revolving credit facility. On August 11, 1998, the Company and the banks amended and restated their credit agreement to provide a $200 revolving credit facility for five years from the date of the amendment. Borrowings under the agreement bear interest at rates referenced to the London Interbank Offered Rate (with applicable margins varying in accordance with the Company's attainment of specified financial thresholds) or the Prime Rate (as defined), and are guaranteed by certain domestic subsidiaries of the Company.

On August 11, 1998, the Company entered into unsecured ten-year $150 Senior Note agreements with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually. The proceeds were used to repay the term loan and a portion of the additional indebtedness outstanding under the credit facility before it was amended.


OTHER
Stock Repurchase:
On July 30, 1998, the Company announced a plan to purchase up to $25 of the Company's common stock on the open market as conditions warrant. The repurchased shares will be available for use under employee stock plans and other general corporate purposes.

Asian Currency and Economic Situation:
The Company has worldwide operations, including operations in Asia. While the currency situation is causing some pricing pressure on products sold in the U.S. it is also creating opportunities for increased sales in Asia itself. On the whole, the current economic situation in Asia is not expected to have a material adverse impact upon the operations of the Company.

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

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As a result of the June 29, 1995 acquisition of Monarch Marking Systems from Pitney Bowes Inc., a dispute arose over the calculation of the purchase price. In accordance with the terms of the Purchase Agreement, the parties submitted the dispute to binding arbitration. On September 6, 1996, the arbitrator determined that, the purchase price should be reduced by $11.2. The New York Supreme Court, New York County, upheld the arbitrator's decision, and a judgment in the amount of $12.8 (including interest) was entered on March 11, 1997. Pitney Bowes appealed the Order and Judgement to the New York Supreme Court, Appellate Division. On May 14, 1998, a four member panel of the Appellate Division, New York Supreme Court, unanimously affirmed the trial court's decision. The amount owing on the judgment, including post-judgement interest (which accrues at a 9% statutory rate) is approximately $14.1 million. Pitney Bowes has sought leave to appeal to New York State's highest court, The New York State Court of Appeals. The Company has filed its opposition to this motion. During the appeal process, Pitney Bowes' bond will remain in place and interest will continue to accrue on the judgement at the statutory rate.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 1998 the Company held an Annual Meeting of Shareholders to elect four Directors, each to serve for a term of two years and until their successors are duly elected and qualified, to approve the adoption of the Company's Deferred Compensation Plan for Directors, to approve an amendment to the Company's Certificate of Incorporation to make a technical change of the Company's name from "PAXAR Corporation" to "Paxar Corporation", and to ratify the appointment of Arthur Andersen LLP as the Company's independent public accounts for the year ending December 31, 1998. The nominees for election to the Board of Directors received the following votes cast:

                                              For Election               Withholding Authority
                                              ------------               ---------------------
Arthur Hershaft                                42,632,096                       152,230
Thomas R. Loemker                              42,614,505                       169,821
Walter W. Williams                             42,647,438                       136,888
James C. McGroddy                              42,646,813                       137,513

41,871,595 shares were voted for the adoption of the Company's Deferred Compensation Plan for Directors, 745,914 were voted against the adoption and there were 166,817 abstentions.

42,504,376 shares were voted for the amendment to the Company's Certificate of Incorporation to make a technical change to the Company's name from "PAXAR Corporation" to "Paxar Corporation", 169,124 were voted against and there were 110,826 abstentions.

42,582,605 shares were voted for the ratification of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1998, 138,271 were voted against and there were 63,450 abstentions.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit Index

          3.1 Certificate of Amendment of the
              Certificate of Incorporation

         27.1 Financial Data Schedule

b)    Reports on Form 8-K
              None

                       PAXAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              Paxar Corporation
                                              Registrant




                                              ------------------------
                                              Signature




                                              Jack R. Plaxe
                                              Full Name of Signing Officer




                                              Senior Vice President and
                                              Chief Financial Officer
                                              Title of Signing Officer




                                              August 14, 1998
                                              Date

                                 EXHIBIT INDEX

Exhibit No.                        Description                              Page
-----------    --------------------------------------------------------     ----

   3.1 Certificate of Amendment of the Certificate of Incorporation of Paxar Corporation

    27         Financial Data Schedule