Form 10-Q
period 1998-09-30
PAXAR CORP
filed 1998-11-13
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (September 30, 1998)

                Common Stock, $0.10 par value: 47,912,360 shares

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

ITEM 1:  FINANCIAL STATEMENTS

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED SEPT. 30   NINE MONTHS ENDED SEPT. 30
                                                 ---------------------------   --------------------------
                                                      1998          1997           1998          1997
                                                     -------       -------       -------        -------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)

Sales                                                $ 153.8       $ 148.8       $ 460.1       $ 413.6

Costs and expenses:
   Cost of products sold                                93.8          90.8         280.2         253.0

   Selling, general and administrative expense          39.3          35.1         119.2          96.2

   Research and engineering expense                      2.6           4.1           8.3          10.5

   Amortization of intangibles                           1.4           2.1           4.0           3.9

   Integration/restructuring costs                       --            --            --            2.1
                                                     -------       -------       -------        -------

      Operating income                                  16.7          16.7          48.4          47.9

Interest expense, net                                    1.1           3.5          10.9           9.6
                                                     -------       -------       -------        -------

      Income before taxes                               15.6          13.2          37.5          38.3

Taxes on income                                          4.6           4.0          12.0          12.3
                                                     -------       -------       -------        -------

Income before extraordinary item                        11.0           9.2          25.5          26.0

Extraordinary item, net of income taxes
    of $5.1                                               --            --            --          (8.6)
                                                     -------       -------       -------        -------

         Net income                                  $  11.0       $   9.2       $  25.5       $  17.4
                                                     =======       =======       =======        =======

Average common shares outstanding:
  Basic                                                 48.2          48.2          48.5          48.0
                                                     =======       =======       =======        =======
  Diluted                                               48.9          49.8          49.6          49.3
                                                     =======       =======       =======        =======

Basic earnings per common share:
    Before extraordinary item                        $  0.23       $  0.19       $  0.53       $  0.54
    Extraordinary item                                    --            --            --         (0.18)
                                                     -------       -------       -------        -------
    Net income                                       $  0.23       $  0.19       $  0.53       $  0.36
                                                     =======       =======       =======        =======

Diluted earnings per common share:
    Before extraordinary item                        $  0.22       $  0.18       $  0.51       $  0.53
    Extraordinary item                                    --            --            --         (0.18)
                                                     -------       -------       -------        -------
    Net income                                       $  0.22       $  0.18       $  0.51       $  0.35
                                                     =======       =======       =======        =======



                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPT. 30, 1998   DEC. 31, 1997
                                                                                 --------------   -------------
                                                                                   (UNAUDITED)
                                                                              (IN MILLIONS, EXCEPT SHARE AMOUNTS)
ASSETS
Current assets:
   Cash                                                                                $ 18.1        $ 13.7
   Short-term investments                                                                 8.3           2.2
   Receivables, less allowance for doubtful accounts of $5.2
      in 1998 and $4.4  in 1997                                                         103.9         102.4
   Inventories                                                                           97.2          97.4
   Deferred income taxes                                                                  6.9           6.9
   Other current assets                                                                  10.9          11.6
                                                                                       ------        ------
        Total current assets                                                            245.3         234.2
Property, plant and equipment, at cost                                                  301.8         273.2
   Accumulated depreciation                                                            (108.7)        (86.1)
                                                                                       ------        ------
       Net property, plant and equipment                                                193.1         187.1
Long-term investments                                                                      --           3.0
Goodwill                                                                                158.7         165.4
Other assets                                                                             10.4           8.7
                                                                                       ------        ------
                                                                                       $607.5        $598.4
                                                                                       ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Due to banks                                                                        $  0.9        $  2.5
   Notes payable                                                                           --           5.9
   Current maturities of long-term debt                                                   1.0          21.7
   Accounts payable and accrued liabilities                                              82.5          82.8
   Accrued taxes on income                                                               11.8            --
                                                                                       ------        ------
        Total current liabilities                                                        96.2         112.9
Long-term debt                                                                          215.2         211.4
Deferred income taxes                                                                    24.8          24.2
Other liabilities                                                                         5.7           6.1
Shareholders' equity:
    Preferred Stock, $0.01 par value, 5,000,000 shares
      authorized, none issued and outstanding                                              --            --
    Common Stock, $0.10 par value, 200,000,000 shares authorized, 47,912,360 and
      48,419,554 shares issued and outstanding, in 1998 and 1997, respectively
                                                                                          4.9           4.8
Paid-in capital                                                                         112.8         109.3
Treasury Stock                                                                           (9.3)           --
Retained earnings                                                                       160.0         134.5
Foreign currency translation adjustments                                                 (2.8)         (4.8)
                                                                                       ------        ------
      Total shareholders' equity                                                        265.6         243.8
                                                                                       ------        ------
                                                                                       $607.5        $598.4
                                                                                       ======        ======


                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         SEPT. 30, 1998           SEPT. 30, 1997
                                                                         --------------           --------------
                                                                                       (IN MILLIONS)
OPERATING ACTIVITIES:
Net income                                                                    $ 25.5                   $ 17.4
                                                                              ------                   ------

Adjustments to reconcile net income to net cash provided by operations:
    Extraordinary item                                                            --                      8.6
    Depreciation and amortization                                               24.1                     22.0
    Deferred income taxes                                                        0.6                      1.2
    Other                                                                         --                      1.3
Changes in assets and  liabilities, net of businesses acquired:
    Receivables                                                                 (3.6)                    (4.8)
    Inventories                                                                  0.2                    (16.3)
    Other current assets                                                         0.7                     (0.7)
    Accounts payable and accrued liabilities                                     1.2                     (4.3)
    Taxes on income                                                              7.3                      0.1
    Other                                                                       (0.4)                    (3.6)
                                                                              ------                   ------
                                                                                30.1                      3.5
                                                                              ------                   ------
Net cash provided by operating activities                                       55.6                     20.9
                                                                              ------                   ------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                     (29.0)                   (22.1)
Increase of short-term investments                                              (6.1)                    (1.2)
Acquisition related                                                             11.2                    (81.6)
Other                                                                            2.2                      3.3
                                                                              ------                   ------
    Net cash used in investing activities                                      (21.7)                  (101.6)
                                                                              ------                   ------

FINANCING ACTIVITIES:
(Decrease)/increase in short-term debt                                         (28.1)                     2.1
Additions to long-term debt                                                    234.8                    151.0
Reductions in long-term debt                                                  (231.0)                   (58.4)
Purchase of common stock                                                        (9.3)                    (9.8)
Exercise of stock options/Stock Purchase Plan                                    3.5                      3.4
Other                                                                             --                     (1.4)
                                                                              ------                   ------
    Net cash  (used in)/provided by financing
      activities                                                               (30.1)                    86.9
                                                                              ------                   ------

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                                          0.6                     (0.5)
                                                                              ------                   ------
Increase in cash                                                                 4.4                      5.7
Cash at beginning of year                                                       13.7                      5.3
                                                                              ------                   ------
Cash at end of period                                                         $ 18.1                   $ 11.0
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

NOTE 2:           BUSINESS ACQUISITIONS

Monarch:

On June 29, 1995, the Company acquired a 49% interest in Monarch Marking Systems, Inc. ("Monarch"), which had been accounted for using the equity method. On March 3, 1997, the Company acquired the remaining 51% of Monarch for a total purchase price of $132, consisting of cash, notes, stock, options and warrants. The acquisition was accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill. The resulting goodwill of $143.9 (including $13.5 related to the initial 1995 investment) is being amortized over 40 years.

The fair value of assets acquired and liabilities assumed is as follows:

Current assets                                                            $ 96.2
Property, plant and equipment                                               44.1
Goodwill                                                                   143.9
Other assets                                                                11.8
Current liabilities                                                        (37.6)
Long-term debt                                                            (105.8)
Other                                                                       (5.1)
                                                                          ------
Net assets                                                                 147.5
Initial investment (June 1995)                                             (20.1)
                                                                          ------
                                                                          $127.4
                                                                          ======

In September 1998, the Company received $14.5, including interest of $3.3 from Pitney Bowes (the former owner of Monarch) in settlement of litigation regarding the original purchase price and other disputed amounts. This resulted in a net reduction of goodwill in the amount of $4.6.

The operating results of Monarch are included in the accompanying consolidated statements of income beginning March 3, 1997. The following unaudited pro forma results of operations assume the acquisition occurred as of January 1,1997. These pro forma results do not purport to be indicative of the results of operations which may result in the future.

                                                                         SEPT. 30,  1997
                                                                         ---------------
Sales                                                                         $453.2
                                                                              ------
Income before extraordinary item                                               $19.8
                                                                               -----
Net income                                                                     $11.2
                                                                               -----

Basic earnings per share:
   Before extraordinary item                                                   $0.41
   Extraordinary item                                                          (0.18)
                                                                               -----
      Net Income                                                               $0.23
                                                                               -----

Diluted earnings per share:
   Before extraordinary item                                                   $0.40
   Extraordinary item                                                          (0.18)
                                                                               -----
        Net Income                                                             $0.22
                                                                               -----

IIMAK:

On October 28, 1997 the Company completed the acquisition of International Imaging Materials, Inc. ("IIMAK"), which has been accounted for as a pooling of interests. As such, the financial statements have been restated to include the results of IIMAK for all periods presented.

NOTE 3: INVENTORIES
The components of inventories are set forth below:

                                     SEPTEMBER  30, 1998                 DECEMBER 31, 1997
                                     -------------------                 -----------------
Raw materials                              $47.8                              $56.3
Work-in-Process                             11.4                                8.6
Finished goods                              38.0                               32.5
                                           -----                              -----
                                           $97.2                              $97.4
                                           =====                              =====

NOTE 4: LONG TERM DEBT
A summary of long-term debt is set forth below:

                                  SEPTEMBER  30, 1998        DECEMBER 31, 1997
                                  -------------------        -----------------
Bank credit facility                    $ 56.4                     $222.2
Private Placement debt                   150.0                         --
Economic Development
   Revenue Bonds due 2011                  8.0                        8.0
Other                                      1.8                        2.9
                                        ------                     ------
                                         216.2                      233.1
Less current maturities                    1.0                       21.7
                                        ------                     ------
                                        $215.2                     $211.4
                                        ======                     ======

On August 11, 1998, the Company entered into unsecured ten-year $150 Senior Note agreements with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually. The proceeds were used to repay the term loan and a portion of the indebtedness outstanding under the Company's existing revolving credit facility before it was amended.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
A summary of accounts payable and accrued liabilities is set forth below:

                                  SEPTEMBER  30, 1998      DECEMBER 31, 1997
                                  -------------------      -----------------
Accounts payable                        $32.9                     $31.9
Accrued payroll costs                    18.2                      11.9
Other accrued liabilities                31.4                      39.0
                                        -----                     -----
                                        $82.5                     $82.8
                                        =====                     =====

In December 1997, the Company approved a plan to sever 132 people from the Monarch, Miamisburg, Ohio operation as part of the integration/restructuring program. At December 31, 1997, other accrued liabilities included $4.6 of accrued severance costs. During the nine months ended September 30, 1998, $3.8 had been paid representing costs associated with the severance of 125 people.

NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes is set forth below:

                                                               FOR THE NINE MONTHS ENDED SEPT. 30
                                                               ----------------------------------
                                                                    1998                   1997
                                                                    ----                   ----
Interest                                                            $8.4                   $6.7
Income Taxes                                                        $3.0                   $3.9

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

                                                               FOR THE NINE MONTHS ENDED SEPT. 30
                                                               ----------------------------------
                                                                    1998                   1997
                                                                    ----                   ----
Net income                                                         $25.5                  $17.4
Foreign currency translation adjustments                             2.0                   (4.3)
                                                                   -----                  -----
Comprehensive income                                               $27.5                  $13.1
                                                                   =====                  =====


NOTE 8: EARNINGS PER COMMON SHARE

The reconciliation of basic and diluted per-share computation is as follows:

                                                               FOR THE NINE MONTHS ENDED SEPT. 30
                                                               ----------------------------------
                                                                    1998                   1997
                                                                    ----                   ----
Net income                                                         $25.5                  $17.4
                                                                   =====                  =====

Average common shares (basic)                                       48.5                   48.0
    Options and warrants                                             1.1                    1.3
                                                                   -----                  -----
Adjusted average common shares (diluted)                            49.6                   49.3
                                                                    ====                   ====

Earnings per common share:
Basic                                                              $0.53                  $0.36
                                                                   =====                  =====
Diluted                                                            $0.51                  $0.35
                                                                   =====                  =====


NOTE 9: ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Pursuant to the provisions of the $280 credit agreement entered into on March 3, 1997, the Company entered into interest rate hedge agreements to manage exposure to variations in interest rates. The transactions involved the exchange of fixed and floating interest payment obligations without exchange of debt instruments. Interest differentials under these agreements are reflected in the results of operations as adjustments to interest expense when they are paid or received. The Company also recognizes gain or loss on these agreements as an adjustment of interest expense when the related variable rate debt is less than the notional amount of the hedges. Since the agreements are negotiated with creditworthy counter-parties, the Company considers the risk of their nonperformance to be remote.

During 1997, the Company entered into three interest rate hedge agreements with a notional value of $100. At September 30, 1998, the Company had hedge agreements with notional value of $80. The fair value of those agreements, based on estimates provided by financial institutions, was a loss of $2.1 and $0.9 at September 30, 1998 and December 31, 1997, respectively. The notional value of the agreements exceeded the amount of variable rate debt outstanding at September 30, 1998. The fair value of the agreements related to underlying variable rate debt ($1.5) has been deferred. The change in fair value related to the notional value of the agreements not having related variable rate debt is reflected in earnings in the period during which the change occurs ($0.6 at September 30, 1998).

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

The Company has not yet quantified the impacts of adopting Statement 133 on the financial statements and has not determined the timing or method of its adoption of Statement 133. However, based on current interest rate levels, the income statement treatment of derivative contracts would not have a material impact on the Company's results of operations.

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

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                       Three Months Ended Sept. 30    Nine Months Ended Sept. 30
                                       ---------------------------    --------------------------
                                             1998          1997          1998          1997
                                            ------        ------        ------        ------

Sales                                        100.0%        100.0%        100.0%        100.0%
Cost of products sold                         61.0          61.0          60.9          61.2
Selling, general and
   Administrative expense                     25.6          23.6          25.9          23.3
Research and engineering
    Expense                                    1.6           2.8           1.8           2.5
Amortization of intangibles                    0.9           1.4           0.9           0.9
Integration/restructuring costs                 --            --            --           0.5
                                            ------        ------        ------        ------
    Operating income                          10.9          11.2          10.5          11.6
Interest expense, net                          0.7           2.4           2.4           2.3
                                            ------        ------        ------        ------
     Income before taxes                      10.2           8.8           8.2           9.3
Taxes on income                                3.0           2.6           2.6           3.0
                                            ------        ------        ------        ------
     Income before extraordinary item          7.2           6.2           5.5           6.3
Extraordinary item                              --            --            --          (2.1)
                                            ------        ------        ------        ------
     Net income                                7.2           6.2%          5.5%          4.2%
                                            ======        ======        ======        ======


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH SEPTEMBER 30, 1997

Sales in the third quarter 1998 were $153.8 compared to $148.8 in 1997, an increase of 3%. Domestic sales were $98.3 compared to $96.0 in the third quarter 1997. Foreign-based and export sales were $55.5 in the 1998 and $52.8 in the 1997 third quarter.

Cost of products sold for the three months ended September 30, 1998 were $93.8 compared to $90.8 in 1997. As a percent of sales, such costs were 61% for the three months ended September 30, 1998 and 1997.

Selling, general and administrative expense ("SG&A") increased to $39.3 for the three months ended September 30, 1998, from $35.1 for the three months ended September 30, 1997. As a percent of sales, SG&A were 25.6% for September 30,1998 compared to 23.6% for September 30, 1997.

Research and engineering expense ("R&E") decreased from $4.1 for the three months ended September 30, 1997 to $2.6 for the three months ended September 30, 1998 due to personnel reductions driven by the elimination of non-strategic initiatives. As a percent of sales, R&E was 1.6% for the September 30, 1998 and 2.8% for September 30, 1997 three-month period.

Operating income for the three months ended September 30, 1998 and 1997 was $16.7. The operating margin for the three months ended September 30, 1998 was 10.9% compared to 11.2% for the three months ended September 30, 1997.

Interest expense, net, decreased to $1.1 for the three months ended September 30, 1998, from $3.5 in the three months ended September 30, 1997. Included in interest expense, net, for third quarter, 1998, was $3.3 interest income received in connection with settlement of the dispute with Pitney Bowes regarding the original purchase price and other disputed amounts related to the acquisition of Monarch Marking Systems, Inc. (Refer to Note 2 of Notes to Consolidated Financial Statements.) Excluding that income item, interest expense increased by $0.9 to $4.4 in 1998, resulting from $0.6 cost in 1998 related to the change in fair value of interest rate derivatives and increased cost related to fixed rate borrowings under the $150, 6.74% Senior Notes issued in August 1998, offset somewhat by lower borrowing levels and lower interest rates related to variable rate borrowings in 1998.

Income before taxes was $15.6 (10.2% of sales) for the three months ended September 30, 1998 as compared with $13.2 (8.8% of sales) for the three months ended September 30, 1997.

The effective income tax rate was 29% for the three months ended September 30, 1998 compared to 30% for the three months ended September 30, 1997. The overall effective tax rate was impacted by many factors including different statutory rates on foreign income.

Net income for the three months ended September 30, 1998 was $11.0 (7.2% of sales) compared to $9.2 (6.2% of sales) for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH SEPTEMBER 30, 1997

Sales for the nine months ended September 30, 1998 reached $460.1 compared to $413.6 in 1997. Domestic sales were $286.8 compared to $263.5 in the nine months ended September 30, 1997. Foreign-based and export sales were $173.3 compared to $150.1 in the nine months ended September 30, 1997. Had Monarch been consolidated from January 1, 1997 the pro forma sales for the nine months ended September 30, 1997 would have been $453.2.

Cost of products sold for the nine months ended September 30, 1998 was $280.2 compared to $253.0. As a percent of sales, such costs were 60.9% for the nine months ended September 30, 1998 compared to 61.2% for the nine months ended September 30, 1997.

SG&A was $119.2 for the nine months ended September 30, 1998, compared to $96.2 for the nine months ended September 30, 1997. The nine months ended September 30, 1997 reflects the consolidation of Monarch from the date of acquisition, March 3, 1997. As a percent of sales, SG&A was 25.9% for September 30, 1998 compared to 23.3% for September 30, 1997.

R&E decreased from $10.5 for the nine months ended September 30, 1997 to $8.3 for the nine months ended September 30, 1998. The nine months ended September 30, 1997 reflects the consolidation of Monarch from the date of acquisition, March 3, 1997. As a percent of sales, R&E was 1.8% for September 30, 1998 and 2.5% for the September 30, 1997 nine month period.

Operating income for the nine months ended September 30, 1998 was $48.4 compared to $47.9 for the nine months ended September 30, 1997. The operating margin for the nine months ended September 30, 1998 was 10.5 % compared to 11.6 % for the nine months ended September 30, 1997.

Interest expense, net, increased to $10.9 for the nine months ended September 30, 1998 from $9.6 for the nine months ended September 30, 1997. Interest expense, net, for the nine months ended September 30, 1998 included a $2.2 non-recurring charge resulting from unauthorized interest rate speculation and $3.3 interest income resulting from settlement of the dispute with Pitney Bowes regarding the original purchase price and other disputed amounts related to the acquisition of Monarch Marking Systems, Inc. Interest expense net of those nonrecurring items increased to $12.0 in the nine months ended September 30, 1998 from $9.6 in the nine months ended September 30,

1997. The increase resulted from interest expense associated with the additional debt related to the purchase of Monarch Marking Systems, Inc., the $0.6 cost in 1998 related to the change in fair value of interest rate derivatives and increased cost related to fixed rate borrowings under the $150, 6.74% Senior Notes issued in August 1998, offset somewhat by lower borrowing levels and lower interest rates related to variable rate borrowings in 1998.

Income before taxes was $37.5 (8.2% of sales) for the nine months ended September 30, 1998 compared with $38.3 (9.3% of sales) for the nine months ended September 30, 1997.

The effective income tax rate was 32% for the nine months ended September 30, 1998 and 1997. The overall effective tax rate was impacted by many factors including different statutory rates on foreign income.

Income before extraordinary item was $25.5 for the nine months ended September 30, 1998 compared to $26.0 for the nine months ended September 30, 1997.

The extraordinary item of $8.6 (net of income taxes $5.1) resulted from the early redemption of Monarch's 12-1/2% Senior Notes during the three months ended June 30, 1997.

Net income for the nine months ended September 30, 1998 was $25.5 (5.5% of sales) compared to $17.4 (4.2% of sales) for the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the periods indicated:

                                                                 (in millions)
                                                        Nine Months Ended September 30,
                                                             1998           1997
                                                           -------        -------
Net cash provided by operating activities                  $  55.6        $  20.9
Net cash used by investing activities                        (21.7)        (101.6)
Net cash (used in) provided by  financing activities         (30.1)          86.9
                                                           -------        -------
Total change in cash(a)                                    $   3.8        $   6.2
                                                           =======        =======

 (a) Before exchange rate effects.

OPERATING ACTIVITIES

Cash provided by operating activities is the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $55.6 for the nine months ended September 30, 1998 compared to $20.9 in 1997.

Depreciation and amortization was $24.1 for the nine months ended September 30, 1998 compared to $22.0 for the nine months ended September 30, 1997. The increase is due mainly to the acquisition of Monarch, which resulted in increases to depreciation and goodwill amortization.

INVESTING ACTIVITIES

During the first nine months of 1998 capital expenditures were $29.0 compared to $22.1 in 1997. All new capital projects are carefully analyzed and, other than projects for employee safety and environmental improvement, are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital. The Company currently anticipates capital expenditures of approximately $35.0 for the year ending December 31, 1998.

On March 3, 1997, the Company acquired the remaining 51% of Monarch for a total purchase price of $132, consisting of cash, notes, stock, options and warrants. The acquisition was accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The Company financed the cash portion of the purchase price with the proceeds of the term loan under a $280 credit facility with Fleet Bank, N.A. and Wachovia Bank of Georgia, N.A. as lead lenders.

On February 25, 1998, the Company acquired a 70% interest in the business of Teslo Tekstil Urunleri Sanayii ve Ticaret A.S., located in Istanbul, Turkey, for approximately $1.5. The Company has an option to acquire the remaining 30% interest in Teslo from the minority shareholders.

The Company intends to augment its growth rate by the acquisition of complementary or related businesses.

FINANCING ACTIVITIES
The table below shows the components of total capital for the periods indicated:

                                                           (in millions)
                                          September 30, 1998          December 31, 1997
                                          ------------------          -----------------
Due to banks                                    $  0.9                      $  2.5
Notes payable                                       --                         5.9
Current maturities of long-term debt               1.0                        21.7
Long-term debt                                   215.2                       211.4
                                                ------                      ------
Total debt                                       217.1                       241.5
Shareholders' equity                             265.6                       243.8
                                                ------                      ------
   Total capital                                $482.7                      $485.3
                                                ======                      ======
Total debt as a percent of total  capital           45%                         50%

On March 3, 1997, the Company entered into an unsecured six-year, $280 credit agreement ($140 term loan, $140 revolving credit facility) with Fleet Bank, N.A. and other participating banks. On August 11, 1998, the Company and the banks amended and restated the credit agreement to provide a $200 unsecured revolving credit facility for five years from the date of the amendment. Borrowings under the agreement bear interest at rates referenced to the London Interbank Offered Rate (LIBOR) with applicable margins varying in accordance with the Company's attainment of specified financial thresholds or, at the Company's option, the Prime Rate (as defined), and are guaranteed by certain domestic subsidiaries of the Company.

On August 11, 1998, the Company entered into unsecured ten-year $150 Senior Note agreements with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually. The proceeds were used to repay the term loan and a portion of the indebtedness outstanding under the revolving credit facility before it was amended.

OTHER

Stock Repurchase:

On July 30, 1998, the Company announced a plan to purchase, from time to time, up to $25 of the Company's common stock on the open market as conditions warrant. The repurchased shares will be available for issuance under employee stock option and purchase plans and other financing activities. As of September 30, 1998 the Company had repurchased 1,005,500 shares.

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


Year 2000:

The Company is actively addressing the Year 2000 ("Y2K") issue, which stems from certain computer programs and embedded computer micro-controllers being unable to distinguish between the year 1900 and the year 2000. Each significant operating entity within the Company has designated an individual under the general supervision of the Company, to monitor Y2K compliance. Reports are prepared quarterly and reviewed by the Company's Audit Committee of the Board of Directors.

          State of Readiness

The Company began its internal Y2K analysis and upgrades in 1997. The Company believes that its Information Technology ("IT") systems will be approximately 75% compliant by the end of 1998. The remainder of the Company will be compliant in the first half of 1999 with the balance of 1999 being dedicated to testing of major systems.

         Cost to Address Y2K Issues

The Company has been resolving, and expects to continue to resolve, its Y2K issues principally through hardware and software system upgrades and the installation of new computer systems that are Y2K compliant. These upgrades and new systems were the result of scheduled purchases that the Company has made in the ordinary course of business to meet its expanding business needs. These upgrades and new systems have either been expensed or capitalized and the cost impacts are currently reflected in the Company's operating budget. No material costs specifically relating to Y2K compliance have been identified or are expected.

The Company has also reviewed non-IT systems in the products its sells and the products it uses in its own manufacturing processes. Non-IT systems are those with embedded technology such as micro controllers. Non-IT systems are in several products the company sells. The company believes that the products it sells are Y2K compliant. Manufacturing equipment used by the company that contains embedded systems has also been reviewed and the Company believes that it is Y2K compliant.

         Risks to the Company

The Company is conducting inquiries regarding Y2K compliance programs of its key suppliers and customers. No assurance can be given at this time that the Company's customers and suppliers will be Y2K compliant. A worst case scenario for the Company's operations would involve the failure of public utilities such as power generation and telephone companies. These catastrophic events would affect not only the Company but its vendors and customers as well. The Company intends to review the Y2K status with its utilities.

         Contingency Plans

The Company is developing contingency plans relating to its suppliers and its ability to communicate with its customers. The Company is not developing a contingency plan for catastrophic events that would affect entire geographic regions where it does business.

Euro Conversion:

As part of the European Economic Monetary Union (EMU), a single currency ("Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies will be fixed as of January 1, 1999, with the participating national currencies being removed from circulation over the next three years. During this transition period, the Euro and the local currency will jointly circulate. The Company's European operations are preparing to be able to be fully Euro compliant by the end of calendar year 1999, well in advance of the completion date of January 1, 2002. To the extent that certain customers request Euro invoices, before the full phase-in of the Company's Euro compliant system, these individual requests may be accommodated by the Company under its existing IT System. The cost to convert the Company's software and business processes to become Euro compliant is not expected to be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company experiences market risk relative to changes in interest rates. A 56 basis point change in interest rates (10% of the Company's weighted average interest rate on its revolving credit facility) effecting the Company's floating rate debt instruments would have an insignificant impact on the Company's pretax earnings and cash flows over the next fiscal year. Such a move in interest rates would have no effect on the fair value of the Company's floating rate debt instruments. A 56 basis point increase in interest rates over the life of the interest rate derivatives would cause the fair value of the derivatives to decrease from a liability of $2.1 to $1.4. A 56 basis point decrease would cause the fair value to increase from a liability of $2.1 to $2.8.


CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, regarding, among others:

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

-    The current economic situation in Asia.

-    Schedules and completion dates of Y2K compliance activity.

-    The ability of the Company to complete the upgrades of its IT systems.

-    The ability of suppliers and customers to be Y2K compliant.

-    The accuracy of Y2K information provided by suppliers and customers.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As a result of the September 29, 1995 acquisition of Monarch Marking Systems from Pitney Bowes Inc., a dispute arose over the calculation of the purchase price. In accordance with the terms of the Purchase Agreement, the parties submitted the dispute to binding arbitration. On September 6, 1996, the arbitrator determined that the purchase price should be reduced by $11.2. The New York Supreme Court, New York County, upheld the arbitrator's decision, and a judgment in the amount of $12.8 (including interest) was entered on March 11, 1997. Pitney Bowes appealed the Order and Judgement to the New York Supreme Court, Appellate Division. On May 14, 1998, a four-member panel of the Appellate Division, New York Supreme Court, unanimously affirmed the trial court's decision. Pitney Bowes sought leave to appeal to New York State's highest court, the New York State Court of Appeals. The Company filed an opposition to the motion. On August 27, 1998 the New York State Court of Appeals denied Pitney Bowes' motion for appeal. In September 1998, the Company received $14.5 from Pitney Bowes in settlement of the litigation; with $11.2 representing the amount attributable to the purchase price adjustment, and $3.3 representing accumulated interest.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

b) The Note Purchase Agreements between the Company and the purchasers of the Company's 6.74% Senior Notes due 2008 issued on August 11, 1998, require the Company to maintain a minimum amount of net worth as specified in the Agreements. Although the Company has not paid cash dividends and does not anticipate paying such dividends in the foreseeable future, the net worth maintenance requirement of the Note Purchase Agreements could have the effect of limiting the amount of cash dividends that the Company could pay from time to time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibit Index
         27.1 Financial Data Schedule

b)    Reports on Form 8-K
         On August 26, 1998, the Company filed a Report on Form 8-K dated August 11, 1998, reporting that it had entered into an Amended and Restated Credit Agreement with Fleet Bank, N.A. and other banks and financial institutions, providing for an unsecured five-year $200 million revolving credit facility. The Company also reported that it had sold an aggregate of $150 million of unsecured 6.74% Senior Notes to 18 institutional lenders, primarily insurance companies, pursuant to the terms of a Note Purchase Agreement, dated as of August 4, 1998, with each such lender.

                       PAXAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  Paxar Corporation
                                                  -----------------------------
                                                  Registrant




                                                  /s/ John Fitzgerald
                                                  -----------------------------
                                                  Signature




                                                  John Fitzgerald
                                                  -----------------------------
                                                  Full Name of Signing Officer




                                                  (Chief Accounting Officer),
                                                  -----------------------------
                                                  Vice President and Controller
                                                  -----------------------------
                                                  Title of Signing Officer




                                                  November 13, 1998
                                                  -----------------------------
                                                  Date

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.         Description

27                  Financial Data Schedule