Form 10-K405
period 1998-12-31
PAXAR CORP
filed 1999-03-31
CIK 75681

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-K
(MARK ONE)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-5610
                               PAXAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    NEW YORK
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)
                                   13-5670050
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

             105 CORPORATE PARK DRIVE, WHITE PLAINS, NEW YORK 10604
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  914-697-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
      COMMON STOCK, PAR VALUE $.10 PER SHARE               NEW YORK STOCK EXCHANGE, INC.
      --------------------------------------         -----------------------------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

     None
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]               No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of March 26, 1999 was approximately $330,130,000. On such date, the closing price of the Registrant's Common Stock, as quoted on the New York Stock Exchange, was $8.125.

     The Registrant had 47,224,744 shares of Common Stock outstanding as of March 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K is herein incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Shareholders scheduled to be held on May 7, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1:  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Paxar Corporation ("Paxar" or the "Company") is a leading provider of identification and tracking systems to every segment of the retail supply chain from manufacturers through distribution centers to the retail store. Paxar's global manufacturing operations, worldwide distribution network, one-stop-shopping approach and brand recognition enable the Company to expand its leading position in apparel identification and printing solutions to the retail supply chain. The Company markets and distributes its products in more than 75 countries.

     The Company's Apparel Identification operations manufacture products for and provide services specifically to the apparel and textile industries. A significant portion of the Company's products are delivered to apparel manufacturers located in Asia and Mexico whose products are sold in the US. Label systems, consisting mainly of hot-stamp printers and related supplies and services, are sold to Company customers for in-plant label printing. Bar code systems, consisting of electronic printers and related supplies and services, are used by customers to print data on labels and tags to provide accurate product, inventory and point of sale information for integration with sophisticated data systems. Labels and tags are attached to apparel by manufacturers and retailers to identify and promote their products, allow automated data collection and provide brand identification and consumer information such as country of origin, size, fabric content and care instructions. Labels are attached to garments early in the manufacturing process and must withstand all production processes and remain legible through washing and dry cleaning by the end user. The Company's products also include tags and labels for sheets, towels, pillow cases and other white goods. The Company's Apparel Identification operations are primarily located in North America and Hong Kong.

     The Company's Printing Solutions operations market and distribute (i) electronic bar code printers, which are used in a wide range of retail and industrial applications, including inventory management and distribution systems, and (ii) hand-held, mechanical labeling devices that print pressure-sensitive (i.e., adhesive-backed) price and other identification labels and affix them onto merchandise for retailers. The Company is also the largest manufacturer in North America of thermal transfer ribbons for numerous diverse applications. These thermal transfer ribbons are used in bar code printers to print single-color and multi-color tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, retail price tag, packaging and medical applications. In addition to thermal transfer ribbons, the Company manufactures and markets other supplies used in both its mechanical labelers and bar code printers and provides comprehensive service to its installed base of machines.

     Service to the Company's customers requires that the Company manufacture its goods and services on a global basis. For this reason the Company offers the products of its Apparel Identification and its Printing Solutions operations through its International operation. The Company's International operation either manufactures or offers for sale items manufactured by the other business segments. Its customers are those in the apparel industry and the retail supply chain principally in Europe.

ACQUISITIONS

TURKEY:

     In February 1998, the Company acquired a 70% interest in Teslo Tekstil Urunleri Sanayii ve Ticaret A.S. ("Teslo"), a Turkish company, with an option to acquire the remaining 30% from the minority shareholders. Teslo offers a comprehensive range of apparel identification products to European and U.S. customers, and its facilities include manufacturing and service bureau operations in addition to sales and marketing. The Company believes that the acquisition of Teslo will help it to expand rapidly into this strategically important market where garment manufacturing is large and growing, serving both European and American retailers, and to provide a base for further expansion in the region.

ENGLAND, HONG KONG, CHINA AND SRI LANKA:

     On February 2, 1999, the Company acquired the apparel identification business of Ferguson International PLC ("Ferguson"). The acquisition price was approximately $24 million and is subject to a final price adjustment based upon the net assets of the business on the transaction date. The acquisition involved the purchase of certain assets in the U.K. and the purchase of 100% of the shares of Ferguson Asia Limited and 90% of the shares of Ferguson Lanka (Private) Limited.

     Assets acquired in the U.K. include manufacturing and sales facilities for printed and woven labels and for graphic tags and labels primarily for the apparel market. Ferguson Asia Limited has production and sales facilities in Hong Kong, China and Malaysia for all of its fabric and paper products. Ferguson Lanka (Private) Limited operates a new state-of-the-art manufacturing facility in Sri Lanka. Ferguson Lanka has subsequently changed its name to Paxar Lanka (Private) Limited.

     The acquisition of Ferguson's apparel identification business enables the Company to offer its full line of products to customers in Europe and Asia in line with the Company's strategy to be a worldwide one-stop-shop for identification and tracking in the retail supply chain.

RECENT EVENTS

PRESIDENT AND CHIEF OPERATING OFFICER:

     Craig O. Morrison, age 43, joined the Company as its President and Chief Operating Officer on October 1, 1998. Mr. Morrison has direct responsibility for all of the Company's operations worldwide. Most recently Mr. Morrison was President of Van Leer Containers, USA, the North American subsidiary of Royal Packaging Industries Van Leer N.V. Prior positions were with General Electric, Bain & Company, and the U.S. Marine Corps where he was an aviator.

LOAN RESTRUCTURE:

     On March 3, 1997, the Company entered into an unsecured six-year, $280 million credit agreement ($140 million term loan, $140 million revolving credit facility) with Fleet Bank, N.A. and other participating banks. On August 11, 1998, the Company and the banks amended and restated the credit agreement to provide a $200 million unsecured revolving credit facility for five years from the date of the amendment. Borrowings under the agreement bear interest at rates referenced to the London Interbank Offered Rate (LIBOR) with applicable margins varying in accordance with the Company's attainment of specified financial thresholds or, at the Company's option, the Prime Rate (as defined), and are guaranteed by certain domestic subsidiaries of the Company.

SENIOR NOTE AGREEMENT:

     On August 11, 1998, the Company entered into unsecured ten-year $150 million Senior Note agreements with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually. The proceeds were used to repay the term loan and a portion of the indebtedness outstanding under the revolving credit facility before it was amended.

STOCK REPURCHASE:

     On July 30, 1998, the Company announced a plan to purchase, from time to time, up to $25 million of the Company's common stock on the open market as conditions warrant. The repurchased shares will be available for issuance under employee stock option and stock purchase plans and other general corporate purposes. As of December 31, 1998 the Company had repurchased 1,434,400 shares at an average price of $9.10. On February 12, 1999 the Company announced it had increased the stock repurchase plan from the initial $25 million to $40 million.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The information required by this Item is incorporated by reference to the Company's Financial Statements included elsewhere in this report. (See Part IV,
Item 14, Note 11.)

                            DESCRIPTION OF BUSINESS

PRODUCTS AND SERVICES

     The Company manufactures and distributes its products and services worldwide. It operates in three segments: Apparel Identification, Printing Solutions and International.

APPAREL IDENTIFICATION PRODUCTS AND SERVICES:

     The Company's Apparel Identification operations are vertically integrated in its major product lines which permits it to:

          - better serve its customers
          - develop innovative products
          - control quality
          - reduce costs
          - speed delivery of products and services

     The Company designs and builds most of its systems equipment and develops most of the operating software and all of the application software for its systems. The Apparel Identification operations also:

          - formulate coatings and inks
          - coat fabrics
          - weave labels
          - weave narrow label fabrics
          - dye and finish fabrics
          - design and print tags and labels

     TAG AND LABEL SYSTEMS. The tag and label systems consist primarily of bar code systems and hot-stamp label systems. These systems include complete hardware and software packages that enable customers to print, cut and batch large volumes of labels and tags in their plants. The sale of a system to a customer generally results in ongoing sales of inks, fabrics, tags and other supplies to the customer.

     Bar Code Systems. The bar code systems business generally has experienced substantial growth in the United States. Apparel retailers require bar coded tags on their products to permit more accurate tracking of the products in stores, which, in turn, allows retailers to better monitor consumer demand and more effectively control inventories. The Company's bar code systems enable manufacturers to accommodate retailers' demands in a rapid and cost-effective manner. The Company has introduced innovative systems that provide manufacturers and retailers with the capability to place "permanent" bar codes in apparel utilizing specialty fabrics and inks.

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

     The Company's bar code systems and supplies include:
          - electronic bar code printers
          - thermal inks
          - pre-printed tag stock and specialty fabrics
          - supporting software

     The printers are controlled by computers and print variable information such as garment identification numbers and size in either readable or bar code form. Data can be input to the bar code printer through simple stand-alone keyboards with a built-in display, through personal computers with the Company's application software or by downloading from the manufacturer's central computer.

     Hot-Stamp Labels Systems. Hot-stamp label systems include hot-stamp printers, fabrics, inks and printing accessories, which are used by manufacturers for in-plant printing of care labels and labels that carry brand logo, size and other information for the retail customer. Such systems provide manufacturers with the flexibility to imprint labels quickly in response to production order specifications.

     TAGS AND LABELS. The Company designs and produces tags and woven and printed labels in its various manufacturing facilities in the United States, Mexico and Hong Kong and ships them to domestic and foreign manufacturers. The Company's labels are printed on a wide range of fabrics and other materials. Its woven labels consist of jacquard, multi-color labels woven on broad looms and needle looms. They are primarily used to build brand identification for apparel and to provide information to consumers. The Company's multi-color printed labels are printed on coated fabrics and narrow woven fabrics using various types of high-speed equipment and are used primarily for product identification and consumer information on apparel. These labels are produced in large runs with few changes. Merchandise tags are multi-color printed tags and bar code price tags used primarily for promotion, customer information and inventory control.

PRINTING SOLUTIONS PRODUCTS AND SERVICES:

     Printing Solutions' products consist of mechanical labelers, bar code printers and the related supplies for these systems, which are manufactured at the Company's facilities in Miamisburg, Ohio, and Amherst, New York.

     MECHANICAL LABELERS. The Company's handheld mechanical labelers print one to three lines of alphanumeric information in a variety of print types and sizes. These products, which are made of highly durable molded plastic parts, have multiple applications, including merchandise pricing, promotional labeling and component identification. Such mechanical labelers include models ranging from simple labelers that print one line of alphanumeric text with few characters to larger labelers that print three lines of alphanumeric text with more than thirty characters.

     BAR CODE PRINTERS. The Company's family of bar code machines consists of tabletop, handheld and portable thermal transfer and direct thermal printers. Thermal transfer printers create an image by applying an electrically heated printhead onto a ribbon that releases ink onto labeling stock. Thermal transfer printers produce excellent image quality which can be used with a wide variety of papers and fabrics. Direct thermal printers create an image by applying an electrically heated printhead directly to specially treated paper that changes color when heated. Direct thermal technology is preferable for the customer:

          - whose needs are for a smaller less expensive printing system
          - where image durability is less critical
          - who does not require specialty labeling stock such as plastics, fabric or metal foils

     The Company's hand-held and portable printing lines includes printers that also contain laser scanners and radio frequency communications.

  SUPPLIES.

     Thermal Transfer Ribbons. Thermal transfer ribbons, which are composed of an ink coating on a film substrate, are an essential consumable in the thermal transfer printing process supplies. Single-color thermal transfer ribbons, typically used in bar code applications, are manufactured by coating the film substrate with a wax or resin-based ink coating containing black or other single color pigments. Color images have been traditionally printed with other ribbons, containing multiple sets of three separate panels, with each panel containing one of the three primary subtractive colors: yellow, magenta and cyan. As a variation of this principle, some recently developed high-speed color printers use separate yellow, magenta, cyan and black ribbons, which the Company also manufactures. By overlaying various combinations of the subtractive colors (e.g., cyan over yellow to create green) with different intensities and dot placements, a process color image is created. The film substrate is also backcoated with various resin-based coatings that are designed to prevent distortion of the ribbon during the printing process, minimize static electricity and reduce abrasion of the thermal transfer printhead. The end-user applications for the Company's ribbons can be grouped into three fundamental categories: automatic identification, digital color imaging and fax and other. Recently, the Company introduced a product line for printing identification cards.

     Automatic identification thermal transfer ribbons include a wide range of products designed to maximize bar code thermal transfer printer performance for specific applications. Bar code thermal transfer ribbons are produced to the specifications of printers, original equipment manufacturers ("OEM's") and the end-users based on variables such as printer speed, electronic printhead design, heat management characteristics and printing pressure. The Company manufactures bar code thermal transfer ribbons that are designed to meet these specifications and to comply with the industry bar code printing standards. Thermal transfer and thermal direct ribbons can be ordered from stock or customized.

     The Company manufactures a complete line of spot and process color thermal transfer ribbons. The original product lines were paneled process ribbons consisting of yellow, magenta and cyan panels for use in office printing. These products are in decline as they have been made obsolete by technology. New thermal transfer color products have been developed based on pigmented resin chemistries. These inks are very durable in harsh outdoor environments. They are being sold into emerging digital printing applications, which are currently satisfied by screen printing. Specific uses include outdoor signage, decals, bus wraps, and safety/hazardous labeling.

     In addition to automatic identification and color thermal transfer ribbons, the Company manufactures other types of thermal transfer ribbons, primarily MICR and plain-paper facsimile ribbons. MICR ribbons are used to encode checks for processing through the United States banking system. Under a license agreement with Fujicopian, the Company has the right to manufacture MICR ribbons protected by Fujicopian's patents and to use certain proprietary technology to manufacture such ribbons. The Company also manufactures thermal transfer ribbons that are used in plain-paper thermal transfer facsimile machines, which produce reliable, high quality and permanent thermal transfer printing.

     Self-adhesive Labels. The Company manufactures and distributes a broad range of self-adhesive labels for use in connection with its mechanical labelers and its bar code printers. Labels for use in the Company's mechanical labelers are made pursuant to patent-protected specifications relating to the way in which the labels are fed through the labelers. Labels for use in the Company's bar code printers often are customized with store name, brand logo or other information unique to a particular customer. The Company has developed and introduced a linerless self-adhesive label material which expands the supply capacity of its printers and allows customers to avoid having to dispose of the usual backing material.

     Service. The Company provides its customers with comprehensive service for its mechanical labelers and bar code printers. In addition to central service facilities, the Company has a field service organization that provides preventive maintenance and service at customers' locations.

INTERNATIONAL OPERATIONS:

     The Company's International operations produce, market and sell the products of the Company's Apparel Identification and Printing Solutions operations. The International operations are principally located in the U.K. with manufacturing operations located in Runcorn, Milton Keynes and Nottingham. There is also a strong manufacturing base in Italy, with its principal operation located in Ancarano. Other of the Company's facilities are located throughout Europe and Asia. The geographic locations of the Company's International operations are widespread so that the Company may better service its markets and customers, which are equally widespread.

     The International operation:
          - weaves and coats narrow label fabrics
          - weaves jacquard process multi-colored labels for high-end apparel identification
          - prints labels using high speed equipment for product identification and care labels
          - prints tickets, tags and labels and board products for product marking, pricing and identification in the retail market
          - sells and services bar code systems and associated supply products to customers who wish to satisfy certain identification, marking and pricing functions internally
          - converts and sells thermal transfer ribbons for use in bar code printers

     The scope of the Company's operations was expanded in 1999 with the acquisition of the apparel identification operations of Ferguson. This expanded the customer base in the apparel markets and added manufacturing capabilities in the U.K., China and Sri Lanka. The Company believes that expanded capacity in Asia is important so that the Company may adequately respond to the increasing global manufacturing requirements of its customers. The Company believes that the trend toward the globalization of its markets and customers will continue and expects that its sales generated outside the US will increase as a percentage of total Company sales.

SALES AND MARKETING

     The Company employs salespersons who are compensated on a salary and bonus basis. These salespersons are located in leased offices across the United States, and at subsidiary companies in Canada, the U.K., France, Germany, Belgium, Italy, Poland, Spain, Turkey, Mexico, Australia, Hong Kong, Sri Lanka and Singapore. In addition, there are non-exclusive manufacturers' representatives located throughout the United States who sell the Company's products on a commission basis, as well as international and export distributors and commission agents, located in Europe, Africa, the Far East and Latin America. Sales promotion activities include:
          - direct mail campaigns
          - publication of catalogs and brochures
          - participation in trade shows
          - telemarketing
          - advertising, principally in trade journals

     The business of the Company is not highly seasonal in nature.

CUSTOMERS

     Apparel Identification operations have more than 10,000 customers, including many major retailers and apparel manufacturers. These customers include:

- Levi Strauss                    - Jockey
- Sears                           - Lands' End
- J.C. Penney                     - VF Corporation
- The Limited                     - L.L. Bean
- Liz Claiborne                   - Victoria's Secret
- Fruit-of-the-Loom               - The Gap
- Sara Lee                        - Old Navy
- Mervyns                         - Wal-Mart

     Printing Solutions operations have both retail and industrial customers. The Company historically has focused on the retail segment with special emphasis on price marking, merchandise identification, tracking and promotional applications. Retail customers include many of the major retailers in the United States and abroad. Retail marking is a mature market, however, and sales in this area have declined as a percentage of total sales. The Company has leveraged its leadership position with retailers to expand beyond in-store item marking to in-store logistics applications and distribution center automation programs.

     As a greater number of retailers are requiring their vendors to apply bar codes to merchandise before they ship it to stores, the Company is leveraging its retail presence to become a supplier for vendors responding to retailers' compliance marking programs. The Company has established complete compliance marking solutions for suppliers, to major retailers including Wal-Mart, J.C. Penney and Kmart.

     The Company's principal customers for thermal transfer ribbons are OEM's and distributors, which in turn sell to thousands of end-users of thermal transfer ribbons. In addition, the Company sells its bar code thermal transfer ribbons to master distributors, value-added resellers and large dealers, and to a lesser extent, directly to dealers, distributors and end-users. A significant portion of the Company's thermal transfer ribbon sales are made in connection with the sale of its bar code printers in the United States and Europe. In 1998, the Company established a distribution facility in the United Kingdom to sell its thermal transfer ribbons directly to OEM's and distributors throughout Europe.

     No customer accounted for more than 10% of the Company's revenues in 1998.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company purchases fabrics, inks, chemicals, polyester film, plastic resins, electronic components, adhesive-backed papers, yarns and other raw materials from major suppliers located throughout the United States and abroad. The Company believes that such materials are in good supply and are available from multiple sources.

PATENTS, TRADEMARKS AND LICENSES

     The Company relies upon trade secrets and confidentiality to protect the proprietary nature of its technology. The Company also owns and controls numerous patents and trademarks. Although no one patent or group of related patents is material to the Company's business, the Company believes that, in the aggregate, its patents are significant to its operations and its competitive position.

     The Company's International Imaging Materials, Inc. ("IIMAK") subsidiary's license agreement with Fujcopian was scheduled to extend until 2008. As a result of a change in business conditions, the parties are presently renegotiating the terms of the license agreement. The Company expects the basic terms of the renegotiated license agreement to provide for a phased reduction in royalties paid on bar code thermal transfer ribbon products with no further royalties on these products being paid after 2002; a right to sell in Europe on a non-exclusive basis beginning January 1, 1999, the right of both Fujicopian and IIMAK to sell in any territory beginning in 2000; and other changes to royalty payments for other products. The Company believes that the two most important patents which IIMAK has the right to use under the license agreement are U.S. Patent No. 4503095 and U.S. Patent No. 4572684, both of which expire in 2003. Such patents relate to certain color thermal transfer ribbons and their use.

WORKING CAPITAL PRACTICES

     The Company does not engage in unusual practices regarding inventories, receivables or other items of working capital.

BACKLOG

     The Company's total backlog of orders at December 31, 1998 was approximately $45 million, as compared with $47 million at December 31, 1997. Management estimates that more than 80 percent of annual sales consist of orders that the Company typically fills within one month of receipt. The balance of orders are for products which are ordered to individual customer specifications and are for delivery within two to three months.

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

     The price marking business is very competitive both in terms of price and product features. Mechanical labeling in the United States is a mature market. The Company believes that it is a market leader in the United States. These products are also distributed and sold outside the U.S. by the Company's International operations. The Company's principal competitors are Esselte-Meto, Avery Dennison, Sato and Garvey.

     Many companies are engaged in the design, manufacture and marketing of bar code printing products. The Company considers its direct competition to be the providers of direct thermal and thermal transfer printers and supplies. Competition in the Company's target markets is based on a number of factors, including:
          - reliability
          - quality
          - reputation of the manufacturer and its products
          - hardware innovations
          - specifications
          - price
          - level of technical support
          - applications support offered by the manufacturer
          - available distribution channels

     The Company's principal competitors in the bar code printer business are Zebra, Datamax, Unova, Comtec and DH Technology, Inc.

     The thermal transfer ribbon market has been limited as a result of Fujicopian's patents and the Company's rights to use these patents under the license agreement. As a result of the exclusivity provided by the license agreement, the Company believes that its principal competition for sales of color thermal transfer ribbons to printer OEM's comes from competing technologies, such as ink jet and laser.

     The bar code thermal transfer ribbon market is highly competitive. Unlike the color thermal transfer ribbon market, the Company does not enjoy the benefit of any patent protection with respect to the proprietary technology it uses (other than in the manufacture of MICR ribbons). Sony Chemical, Dai Nippon Printing and Ricoh Electronics, all of which are Japanese companies, and SKC, a Korean company, compete with the Company in North America. SKC has announced the sale of part of its film processing operations in the U.S. to Illinois Tool Works effective May 7, 1999. North American-based companies that compete in the bar code thermal transfer ribbon market include Chemicraft and NCR Corporation.

RESEARCH AND ENGINEERING

     The Company believes that continuous product development and innovation help the Company maintain a competitive advantage in the markets in which it operates. Therefore, the Company makes substantial annual research and product engineering expenditures in its efforts to develop new products to serve the needs of its customers. The Company's research and engineering staff comprises 88 employees involved in the development of, among other things:
          - specialized tags and labels to meet particular customer requirements
          - improved mechanical labeling and bar code printers
          - new kinds of thermal transfer ribbons for unique applications.

ENVIRONMENTAL COMPLIANCE

     The Company is subject to various federal, state and local environmental laws and regulations limiting or related to the use, emission, discharge, storage, treatment, handling and disposal of hazardous substances. Federal laws that are particularly applicable are:
          - Water Pollution Control Act
          - Clear Air Act of 1970 (as amended in 1990)
          - Resource Conservation and Recovery Act (including amendments relating to underground tanks)

     The Company has been advised of various enforcement and clean-up actions where it may be responsible. The Company believes, however, that none of those actions, individually or collectively, is material.

EMPLOYEES

     The Company has approximately 6,000 employees worldwide, including former Ferguson employees. Approximately 186 production employees of the Company in several locations in the United States are covered by four different union contracts, which expire at various times from June 2000 to August 2001. The Company has no recent history of material labor disputes. The Company believes that it has good employee relations.

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, regarding, among others:

          - rate of migration of garment manufacturing industry moving from the United States and Western Europe
          - worldwide economic and other business conditions that could affect demand for the Company's products in the United States or international markets
          - the mix of products sold and the profit margins thereon
          - order cancellation or reduced bookings by customers or distributors
          - competitive product offerings and pricing actions
          - the availability and pricing of key raw materials
          - productivity improvements in manufacturing
          - dependence on key members of management
          - the current economic situation in Asia
          - schedules and completion dates of Y2K compliance activity
          - the ability of the Company to complete the upgrades of its IT systems
          - the ability of suppliers and customers to be Y2K compliant
          - the accuracy of Y2K information provided by suppliers and customers

     Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

FINANCIAL INFORMATION ABOUT OPERATIONS IN THE UNITED STATES AND OTHER COUNTRIES

     The information required by this Item is incorporated by reference to the Company's Financial Statements included elsewhere in this report. (See Part IV,
Item 14, Note 11.)

ITEM 2:  PROPERTIES

     The Company uses the following principal facilities in its operations:

                              SQUARE    OWNED/     LEASE
LOCATION                      FOOTAGE   LEASED   EXPIRATION                 USED FOR
--------                      -------   ------   ----------                 --------
Miamisburg, Ohio............  392,000    Owned                Office, Manufacturing, and Warehouse
Amherst, New York...........  275,000    Owned                Office, Manufacturing, and Warehouse
Lenoir, North Carolina......  127,000    Owned                Administrative and Manufacturing
Huber Heights, Ohio.........  104,000    Owned                Administrative and Manufacturing
Orangeburg, New York........   60,000    Owned                Manufacturing
Sayre, Pennsylvania.........   58,000    Owned                Administrative and Manufacturing
Sayre, Pennsylvania.........   36,000   Leased    Monthly     Manufacturing
Rock Hill, South Carolina...   56,000    Owned                Manufacturing
Canton, North Carolina......   32,665    Owned                Manufacturing
Hillsville, Virginia........   39,144    Owned                Manufacturing
Runcorn, England............   37,237   Leased       2005     Administrative and Manufacturing
Runcorn, England............   23,131   Leased       2011     Manufacturing
Harlow, England.............   56,000   Leased       2013     Administrative and Manufacturing
Milton Keynes, England......   63,550   Leased       2015     Administrative and Manufacturing
Nottingham, England.........   28,906    Owned                Administrative and Manufacturing
Ancarano, Italy.............   86,368    Owned                Administrative and Manufacturing
Mexico City, Mexico.........   57,193    Owned                Administrative and Manufacturing
Pickering, Ontario,
  Canada....................   67,032    Owned                Administrative and Manufacturing
Hong Kong...................   26,536   Leased       1999     Administrative and Manufacturing
Hong Kong...................   12,542   Leased       1999     Administrative and Manufacturing
Hong Kong...................    6,862   Leased       2000     Administrative and Manufacturing
Sri Lanka...................   24,800    Owned                Administrative and Manufacturing
Panyu, China................   36,000   Leased       2001     Manufacturing

     In addition to the above facilities, the Company has other administrative, manufacturing facilities and sales offices located throughout the world.

     The Company believes that its facilities are adequate to maintain its existing business activities.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, there are no legal proceedings which will have a material adverse affect on the financial position or operating results of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange using the symbol "PXR." The following table sets forth the 1998 and 1997 high and low sales prices of the Company's common stock as reported on the New York Stock Exchange for the periods indicated, as adjusted to reflect any stock splits or stock dividends effectuated by the Company.

                                                              SALES PRICES
                                                              ------------
CALENDAR YEAR 1998                                            HIGH    LOW
------------------                                            ----    ----
First Quarter...............................................  $15 7/16 $13 1/8
Second Quarter..............................................   14 7/8  10 7/8
Third Quarter...............................................   11 9/16   7 13/16
Fourth Quarter..............................................  $11 9/16 $ 8
CALENDAR YEAR 1997
First Quarter...............................................  $16 5/8 $13 1/8
Second Quarter..............................................   16 1/8  14 11/16
Third Quarter...............................................   20 11/16  14 5/8
Fourth Quarter..............................................  $20 11/16 $14 3/16

     As of March 11, 1999, there were approximately 1,300 record holders of the Company's common stock.

     The Company has never paid any cash dividends on its Common Stock and has no present intention of doing so. The Company intends to retain all of its earnings for use in its business.

ISSUANCES OF SECURITIES

     On August 11, 1998, the Company issued $150 million in unsecured 6.74% Senior Notes due August 11, 2008 to eighteen institutional investors under the terms of a Note Purchase Agreement dated August 4, 1998 with each such investor. The Company relied on Section 4(2) of the Securities Act for the exemption from registration in connection with the issuance of the Senior Notes.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data as of and for the five-year period ended December 31, 1998 have been derived from the Company's Consolidated Financial Statements. These data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 31, 1998, and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

     All data, except employee and per share data, are in millions.

                                                 1998      1997      1996      1995      1994
                                                ------    ------    ------    ------    ------
OPERATING RESULTS
Sales.........................................  $611.6    $567.2    $326.0    $289.4    $251.7
Income before extraordinary item..............    33.6      24.4      33.1      25.6      21.6
Net income....................................    33.6      15.8      33.1      25.6      21.6
Basic earnings per share (a)
Income before extraordinary item..............    0.69      0.51      0.69      0.54      0.47
Net income....................................    0.69      0.33      0.69      0.54      0.47
Diluted earnings per share (a)
Income before extraordinary item (b)..........    0.68      0.49      0.68      0.52      0.45
Net income....................................    0.68      0.32      0.68      0.52      0.45
EBITDA (c)....................................    95.3      94.0      62.4      52.9      45.2

FINANCIAL CONDITION
Working capital...............................  $139.2    $121.3    $ 64.6    $ 54.6    $ 60.5
Current ratio.................................     2.5       2.1       2.3       2.0       2.5
Property, plant and equipment, net............   193.6     187.1     137.3     125.7     108.8
Total assets..................................   593.2     598.4     299.8     272.6     226.6
Total debt....................................   207.1     241.5      33.0      46.9      25.4
Shareholders' equity..........................   273.4     243.8     207.8     173.4     151.5
Total debt as percent of total capital........    43.1%     49.8%     13.7%     21.3%     14.4%

FINANCIAL STATISTICS
EBITDA as a percent of sales..................    15.6%     16.6%     19.1%     18.3%     17.9%
Income before extraordinary items as a percent
  of sales....................................     5.5%      4.3%     10.1%      8.9%      8.6%
Net income as a percent of sales..............     5.5%      2.8%     10.1%      8.9%      8.6%
Effective income tax rate.....................    30.0%     35.6%     28.8%     31.4%     35.0%
Return on shareholders' equity (d)............    13.0%      7.0%     17.4%     15.8%     15.8%

OTHER DATA
Operating cash flow...........................  $ 68.5    $ 29.3    $ 51.3    $ 32.9    $ 35.3
Capital expenditures..........................    35.7      30.3      27.6      29.8      25.5
Depreciation and amortization.................    32.7      27.1      18.1      14.5      11.3
Stock dividends...............................    None        25%       25%       25%       25%
Cash dividends................................    None      None      None      None      None
Number of employees...........................   4,949     4,786     2,785     2,531     2,511
Weighted average shares outstanding, diluted
  (a).........................................    49.4      49.7      49.0      48.8      47.9
Shares outstanding (a)........................    47.9      48.4      47.5      47.1      46.7
Book value per share (a)......................  $ 5.71    $ 5.04    $ 4.38    $ 3.68    $ 3.24

---------------
(a) Retroactively adjusted to reflect stock dividends.
(b) $0.74 in 1997 before non-recurring charges.
(c) Earnings before interest, taxes, depreciation and amortization and, in 1997, before non-recurring charges.
(d) 15.5% in 1997 before non-recurring and extraordinary items.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All amounts in the following discussion are stated in millions, except share and per share data.

OPERATING RESULTS

     The following table shows each element of the income statement as a percent of sales for the years indicated:

                                                              1998     1997     1996
                                                              -----    -----    -----
Sales.......................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   61.1     61.3     65.4
                                                              -----    -----    -----
Gross profit................................................   38.9     38.7     34.6
Selling, general and administrative expense.................   26.0     23.7     18.7
Research and engineering expense............................    1.7      2.2      1.6
Amortization of intangibles.................................    1.0      1.0      0.7
Acquisition-related costs...................................     --      1.5       --
Integration/restructuring costs.............................     --      1.2       --
                                                              -----    -----    -----
Operating income............................................   10.2      9.1     13.6
Equity in net income of Monarch.............................     --       --      1.2
Interest expense, net.......................................   (2.4)    (2.4)    (0.6)
                                                              -----    -----    -----
Income before taxes.........................................    7.8      6.7     14.2
Taxes on income.............................................    2.3      2.4      4.1
                                                              -----    -----    -----
Income before extraordinary item............................    5.5      4.3     10.1
Extraordinary item..........................................     --     (1.5)      --
                                                              -----    -----    -----
Net income..................................................    5.5%     2.8%    10.1%
                                                              =====    =====    =====

1998 COMPARED WITH 1997

     Sales for the year ended December 31, 1998 increased by 8% to $611.6 compared with $567.2 for the year ended December 31, 1997. Sales in the United States were $403.9 for the year ended December 31, 1998 compared with $415.1 for the year ended December 31, 1997. Sales in other countries increased from $152.1 for the year ended December 31, 1997 to $207.7 for the year ended December 31, 1998. Sales from the Company's Apparel Identification and Printing Solutions operations each grew 7% and the International operation grew 9% for the year ended December 31, 1998 compared with the year ended December 31, 1997. (See
Note 11 of Notes to Consolidated Financial Statements.) Sales growth was achieved across all of the product lines in each business segment, except thermal transfer ribbon (included in the Printing Solutions operation), which experienced significant price competition during 1998.

     Cost of sales for the year ended December 31, 1998 increased to $373.7 compared with $347.6 for the year ended December 31, 1997. As a percent of sales, such costs decreased to 61.1% for 1998 compared with 61.3% for 1997.

     Gross profit increased to $237.9 for the year ended December 31, 1998 compared with $219.6 for the year ended December 31, 1997. The gross profit margin was 38.9% for the year ended December 31, 1998 compared with 38.7% for the year ended December 31, 1997.

     Selling, general and administrative expense ("SG&A") increased to $159.2 for the year ended December 31, 1998, compared with $134.2 for the year ended December 31, 1997. As a percent of sales, SG&A was 26.0% for 1998 compared with 23.7% for 1997. The increase was primarily due to the Monarch acquisition consolidated for ten months of 1997 compared with twelve months of 1998.

     Research and engineering expense ("R&E") decreased from $12.4 in 1997 to $10.7 in 1998. As a percent of sales, R&E was 1.7% for 1998 compared with 2.2% for 1997. The decrease was primarily due to the headcount reduction related to the integration of the Monarch acquisition.

     Acquisition related costs of $8.3 in 1997 are one-time costs related to the acquisition of IIMAK. These costs include $5 of fees and expenses specifically related to the acquisition and $3.3 related to the termination and severance of certain IIMAK employees pursuant to pre-existing agreements.

     During 1997, the Company recorded a restructuring charge of $6.9 related to the integration of Monarch into the Company's operations. These costs pertain to the consolidation of certain facilities, the severance of personnel and other costs. The largest component of the costs related to the severance of 132 people from the Miamisburg, Ohio, operation. During 1998, the Company paid $4.5 representing costs associated with the severance plan.

     Operating income increased to $62.6 (10.2% of sales) for the year ended December 31, 1998 compared with $51.7 (9.1% of sales) for the year ended December 31, 1997.

     Interest expense, net, increased to $14.6 for the year ended December 31, 1998 from $13.8 in 1997. Interest expense, net, for the year ended December 31, 1998 included a $2.2 non-recurring charge resulting from unauthorized interest rate speculation and $3.3 interest income resulting from settlement of the dispute with Pitney Bowes regarding the original purchase price and other disputed amounts related to the Monarch acquisition. Interest expense, net of those non-recurring items increased to $15.7 in the year ended December 31, 1998 from $13.8 in the year ended December 31, 1997. The increase resulted from interest expense associated with the additional debt related to the Monarch purchase, the $0.7 cost in 1998 related to the change in fair value of interest rate derivatives and increased cost related to fixed rate borrowings under the $150, 6.74% Senior Notes issued in August 1998, offset somewhat by lower borrowing levels and lower interest rates related to variable rate borrowings in 1998.

     Income before taxes increased to $48.0 (7.8% of sales) for the year ended December 31, 1998 as compared with $37.9 (6.7% of sales) for the year ended December 31, 1997.

     The effective tax rate was 30.0% for the year ended December 31, 1998 compared with 35.6% for the year ended December 31, 1997. The tax rate was below the U.S. statutory Federal income tax rate of 35% primarily due to reassessment by the Company of potential liabilities that may result from tax examinations and lower rates on income derived from foreign sources, particularly from Hong Kong and Italy. Special tax abatement incentives for Italian companies acquired in 1994 will expire through 1999.

     Income before extraordinary item for the year ended December 31, 1998 was $33.6 compared with $24.4 for the year ended December 31, 1997.

     The extraordinary item of $8.6 (net of income taxes $5.1) resulted from the redemption of Monarch's 12 1/2% Senior Notes due July 1, 2003. (See Note 3 of Notes to Consolidated Financial Statements.)

     Net income for the year ended December 31, 1998 was $33.6 (5.5% of sales) compared with $15.8 (2.8% of sales) in 1997.

1997 COMPARED WITH 1996

     Sales in 1997 increased by 74% over 1996 reaching a record $567.2. Sales in the United States increased from $246.7 to $415.1. Sales in other countries increased from $79.3 to $152.1. In 1997, sales from the Company's Apparel Identification operation grew 19%, the Printing Solutions operation grew 122% and the International operation grew 145% (See Note 11 of Notes to Consolidated Financial Statements.) The increase in the Printing Solutions and International operations was due principally to the acquisition of Monarch. (See Note 2 of Notes to Consolidated Financial Statements.)

     Cost of sales for the year ended December 31, 1997 increased to $347.6 compared with $213.3 for the year ended December 31, 1996, due principally to the acquisition of Monarch. As a percent of sales, such costs decreased to 61.3% for 1997 compared with 65.4% for 1996.

     Gross profit increased to $219.6 for the year ended December 31, 1997 compared with $112.7 for the year ended December 31, 1996. The gross profit margin was 38.7% for the year ended December 31, 1997 compared with 34.6% for the year ended December 31, 1996.

     Selling, general and administrative expense ("SG&A") increased to $134.2 for the year ended December 31, 1997, compared with $61.1 for the 1996 period due principally to the acquisition of Monarch. As a percent of sales, SG&A was 23.7% for 1997 compared with 18.7% for 1996.

     Research and engineering expense ("R&E") increased from $5.1 in 1996 to $12.4 in 1997 due principally to the acquisition of Monarch. As a percent of sales, R&E was 2.2% for 1997 compared with 1.6% for 1996.

     Amortization of intangibles increased to $6.1 in 1997 compared with $2.2 in 1996 due to the additional goodwill arising from the acquisition of Monarch.

     Acquisition related costs of $8.3 in 1997 were related to the acquisition of IIMAK. These costs included $5 of fees and expenses specifically related to the acquisition and $3.3 related to the termination and severance of certain IIMAK employees pursuant to pre-existing agreements.

     The Company recorded a restructuring charge of $6.9 related to the integration of Monarch into the Company's operations. These costs pertain to the consolidation of certain facilities, the severance of personnel and other costs. The largest component of the costs related to the severance of 132 people from the Monarch, Miamisburg, Ohio operation.

     Operating income increased to $51.7 (9.1% of sales) for the year ended December 31, 1997 compared with $44.3 (13.6% of sales) for the year ended December 31, 1996.

     Equity in net income of Monarch was $4.1 for the year ended December 31, 1996. Such income represented the Company's 49% ownership interest in Monarch for the relevant period. (See Note 2 of Notes to Consolidated Financial Statements.)

     Interest expense, net, increased to $13.8 for the year ended December 31, 1997 from $1.9 in 1996. The increase was attributable to the financing costs associated with the acquisition of Monarch.

     Income before taxes decreased to $37.9 (6.7% of sales) for the year ended December 31, 1997 compared with $46.5 (14.2% of sales) for the year ended December 31, 1996.

     The effective income tax rate was 35.6% for the year ended December 31, 1997 compared with 28.8% for the year ended December 31, 1996. The increase was attributable to higher income tax rates at Monarch and the change from equity accounting for the Company's share of Monarch's after-tax income beginning in March 1997. The overall effective tax rate was impacted by many factors including different statutory rates on foreign income. The tax rate was slightly above the U.S. statutory Federal income tax rate of 35% due to certain IIMAK-related acquisition costs, which were capitalized for tax purposes, offset by lower rates on income derived from foreign sources, particularly from Hong Kong and Italy.

     Income before extraordinary item for the year ended December 31, 1997 was $24.4 compared with $33.1 for the year ended December 31, 1996.

     The extraordinary item of $8.6 (net of income taxes $5.1) resulted from the redemption of Monarch's 12 1/2% Senior Notes due July 1, 2003. (See Note 3 of Notes to Consolidated Financial Statements.)

     Net income for the year ended December 31, 1997 was $15.8 (2.8% of sales) compared with $33.1 (10.1% of sales) in 1996.

     The following chart shows the normalization of earnings for comparison purposes to 1996. Normalized earnings have been calculated reflecting the adjustment of those costs that are not expected to recur.

                                                                   AFTER
                                         BEFORE INCOME TAXES    INCOME TAXES    DILUTED EARNINGS PER SHARE
                                         -------------------    ------------    --------------------------
1996
Net income.............................         $46.5              $33.1                  $0.68
                                                =====              =====                  =====
1997
Net income.............................         $24.2              $15.8                  $0.32
Add back:
Extraordinary item.....................          13.7                8.6                   0.17
Non-recurring integration/restructuring
  costs................................           6.9                4.4                   0.09
Non-recurring IIMAK acquisition
  costs................................           8.3                7.4                   0.15
Other non-recurring costs..............           0.6                0.4                   0.01
                                                -----              -----                  -----
Normalized income......................         $53.7              $36.6                  $0.74
                                                =====              =====                  =====

     The other non-recurring charge principally represents the write-off of accumulated due diligence costs associated with a potential acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The table below presents summary cash flow information for the years indicated:

                                                           1998          1997           1996
                                                          ------        -------        ------
Net cash provided by operating activities...............  $ 68.5        $  29.3        $ 51.3
Net cash used by investing activities...................   (28.2)        (109.8)        (35.5)
Net cash provided by (used in) financing activities.....   (39.8)          89.6         (14.6)
                                                          ------        -------        ------
          Total change in cash (a)......................  $  0.5        $   9.1        $  1.2
                                                          ======        =======        ======

---------------
(a) Before exchange rate effects.

OPERATING ACTIVITIES

     Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $68.5 in 1998, compared with $29.3 in 1997 and $51.3 in 1996, including depreciation and amortization of $32.7 in 1998, $27.1 in 1997 and $18.1 in 1996. The increase in depreciation and amortization resulted primarily from the acquisition of Monarch.

INVESTING ACTIVITIES

     In 1998, capital expenditures were $35.7 compared with $30.3 in 1997 and $27.6 in 1996. All capital projects are carefully analyzed and are required to fit the Company's strategies and generate an advantageous internal rate of return on invested capital, and/or improve employee safety or the environment.

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

MATERIAL COMMITMENTS

     Rental expense for all operating leases amounted to $7.3 in 1998, $6.7 in 1997 and $2.8 in 1996. Minimum rental commitments for all non-cancelable operating leases for the years 1999-2003 are $6.3, $4.5, $3.2, $2.6 and $2.9, respectively. The minimum total rental commitment for all years subsequent to 2003 is $8.9. (See Note 15 of Notes to Consolidated Financial Statements).

FINANCING ACTIVITIES

     The table below shows the components of total capital for the years indicated:

                                                               1998      1997      1996
                                                              ------    ------    ------
Due to banks................................................  $  1.9    $  2.5    $ 10.2
Notes payable...............................................      --       5.9        --
Current maturities of long-term debt........................     0.7      21.7       1.7
Long-term debt..............................................   204.5     211.4      21.1
                                                              ------    ------    ------
Total debt..................................................  $207.1    $241.5    $ 33.0
Shareholders' equity........................................   273.4     243.8     207.8
                                                              ------    ------    ------
Total capital...............................................  $480.5    $485.3    $240.8
                                                              ======    ======    ======
Total debt as a percent of total capital....................    43.1%     49.8%     13.7%
                                                              ======    ======    ======

     The decrease in total debt to $207.1 at December 31, 1998, from $241.5 at December 31, 1997 was attributable to cash generated from operations. (See Note 6 of Notes to Consolidated Financial Statements.) On March 3, 1997, the Company entered into an unsecured six-year, $280 credit agreement ($140 term loan, $140 revolving credit facility) with Fleet Bank, N.A. and other participating banks. On August 11, 1998, the Company and the banks amended and restated the credit agreement to provide a $200 unsecured revolving credit facility for five years from the date of the amendment. Borrowings under the agreement bear interest at rates referenced to the London Interbank Offered Rate ("LIBOR") with applicable margins varying in accordance with the Company's attainment of specified financial thresholds or, at the Company's option, the Prime Rate (as defined), and are guaranteed by certain domestic subsidiaries of the Company.

     On August 11, 1998, the Company also entered into unsecured ten-year $150 Senior Note agreements with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually. The proceeds were used to repay the term loan and a portion of the indebtedness outstanding under the revolving credit facility before it was amended.

OTHER MATTERS

ACQUISITION

     On February 2, 1999, the Company acquired the apparel identification business of Ferguson International PLC, located in the U.K., Hong Kong, China and Sri Lanka, for approximately $24.

STOCK REPURCHASE

     On July 30, 1998, the Company announced a plan to purchase, from time to time, up to $25 of the Company's common stock as conditions warrant. The repurchased shares will be available for issuance under employee stock option and stock purchase plans and other general corporate purposes. As of December 31, 1998, the Company had repurchased 1,434,400 shares at an average price of $9.10. On February 12, 1999 the Company announced it had increased the stock repurchase plan from the initial $25 to $40.

ASIAN CURRENCY AND ECONOMIC SITUATION

     The Company has worldwide operations, including operations in Asia. While the currency situation is causing some pricing pressure on products made and sold in the U.S., it is also creating opportunities for increased sales in the Pacific Rim by Company subsidiaries located in that region. On the whole, the Company does not expect the current economic situation in Asia to have a material adverse impact upon its operations.

YEAR 2000

     The Company is actively addressing the Year 2000 ("Y2K") issue, which stems from the inability of certain computer programs and embedded computer micro-controllers to distinguish between the year 1900 and the year 2000 and recognize the Year 2000 as a leap year. Each operating entity within the Company has designated an individual under the general supervision of the Company President, to ensure that each unit achieves timely Y2K readiness. The Company's Audit Committee of the Board of Directors reviews progress quarterly.

STATE OF READINESS

     The Company began its internal Y2K assessments and upgrades in 1997. The Company expects nearly all its information technology ("IT") systems to be compliant during the first half of 1999. The Company will devote the remainder of 1999 to testing the readiness of its systems and its major vendors.

     The Company has also assessed non-IT systems in the products it sells and the products it uses in its own manufacturing processes. Non-IT systems are those with embedded technology such as micro controllers. Non-IT systems in products the Company sells are Y2K compliant. Manufacturing equipment used by the Company that contains embedded systems has also been assessed, and the Company expects all equipment to be Y2K compliant by the end of the first half of 1999.

COST TO ADDRESS Y2K ISSUES

     The Company continues to resolve its Y2K issues principally through hardware and software system upgrades and the installation of new computer systems that are Y2K compliant. These upgrades and new systems were the result of scheduled purchases that the Company has made in the ordinary course of business to meet its expanding business needs. These upgrades and new systems have either been expensed or capitalized and the impact of such costs are currently reflected in the Company's operating results. The Company believes that costs specifically relating to Y2K compliance will be less than $0.5 and such costs are not deemed material.

RISKS TO THE COMPANY AND CONTINGENCY PLANS

     The Company is conducting inquiries regarding Y2K compliance programs of its key customers and suppliers, including power and telecommunications utilities. No assurance can be given at this time that the Company's customers and suppliers will be Y2K compliant. However, the Company has a contingency plan to qualify alternative vendors, including their Y2K readiness, for those key vendors who cannot demonstrate Y2K readiness. The Company is also developing contingency plans relating to its ability to communicate with its customers. The Company will rely on its existing business continuity plans as a contingency plan for its internal information processing systems.

EURO CONVERSION

     As part of the European Economic Monetary Union (EMU), a single currency ("Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies being removed from circulation over the next three years. During this transition period, the Euro and the local currency will jointly circulate. The Company's European operations are preparing to be fully Euro compliant by the end of calendar year 1999, well in advance of the conversion date of January 1, 2002. To the extent that certain customers request Euro invoices, before the full phase-in of the Company's Euro compliant system, these individual requests may be accommodated by the Company under its existing IT system. The cost to convert the Company's software and business processes to become Euro compliant is not expected to be material.

NEW PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measure at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company experiences market risk relative to interest rates. A 10% change in interest rates affecting the Company's floating rate debt instruments would have an insignificant impact on the Company's pretax earnings and cash flows over the next fiscal year. Such a move in interest rates would have no effect on the fair value of the Company's floating rate debt instruments. A 10% increase in interest rates over the life of the interest rate derivatives would cause the fair value of the derivatives to decrease from a liability of $1.5 to $1.0. A 10% decrease would cause the fair value to increase from a liability of $1.5 to $2.1.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information required by Item 8 is included elsewhere in this report. (See Part IV, Item 14.)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND ON FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 7, 1999.

ITEM 11:  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 7, 1999.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 7, 1999.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 7, 1999.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS

1. FINANCIAL STATEMENTS -

Report of Independent Public Accountants....................  F - 1
Consolidated Balance Sheets December 31, 1998 and 1997......  F - 2
Consolidated Statements of Income Years ended December 31,
  1998, 1997 and 1996.......................................  F - 3
Consolidated Statements of Shareholders' Equity Years ended
  December 31, 1998, 1997 and 1996..........................  F - 4
Consolidated Statements of Cash Flows Years ended December
  31, 1998, 1997 and 1996...................................  F - 5
Notes to Consolidated Financial Statements..................  F - 6 to F - 21

2.  FINANCIAL STATEMENT SCHEDULE -

Schedule II -- Valuation and Qualifying Accounts............  F - 22

Notes
All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

Separate financial statements of the Registrant have been omitted because the Registrant is primarily an operating company. All subsidiaries included in the consolidated financial statements are majority owned, and none of the subsidiaries have indebtedness which is not guaranteed by the Registrant.

3.  EXHIBITS

   3.1       Amended and Restated Certificate of Incorporation. (G)
   3.2       Amendment to Amended and Restated Certificate of
             Incorporation. (M)
   3.3       By-Laws (A)
   4.1 Warrant Agreement for "A" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997. (J)
   4.2 Odyssey Partners, L.P. Certificate for 1,000,000 Warrants dated March 3, 1997. (J)
   4.3 Warrant Agreement for "B" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997. (J)
   4.4 Odyssey Partners, L.P. Certificate for 200,000 Warrants dated March 3, 1997. (J)
  10.2       Employment Agreement, dated as of December 16, 1986, between
             Registrant and Arthur Hershaft. (C)
  10.3       Employment Agreement, dated February 13, 1989, between
             Registrant and Victor Hershaft. (D)
  10.4       Amendment dated as of October 1, 1998 to the Employment
             Agreement, dated as of February 13, 1989 between Registrant and Victor Hershaft.
  10.5       Employment Agreement dated as of August 6, 1998 between
             Registrant and Craig O. Morrison.
  10.6       Promissory Note dated September 8, 1998 from Craig O.
             Morrison to the Registrant.
  10.7       Promissory Note dated September 18, 1998 from Craig O.
             Morrison to the Registrant.
  10.8       Registrant's 1990 Employee Stock Option Plan. (F)
  10.9       Registrant's 1997 Incentive Stock Option Plan. (N)
  10.10      Deferred Compensation Plan for Directors. (O)
  10.11 Omnibus Purchase and Sale Agreement dated June 6, 1995 by and between Pitney Bowes Inc., Monarch Marking Systems,
             Inc., Pitney Bowes Marking Systems Ltd., Pitney Bowes
             International Holdings Inc., Pitney Bowes France S.A. and
             Monarch Acquisition Corp. (H)
  10.12 Stock Purchase Agreement dated as of December 20, 1996 between the Registrant and Odyssey Partners, L.P. (I)
  10.13      Amendment No. 1 to Stock Purchase Agreement dated as of
             March 3, 1997 between the Registrant and Odyssey Partners,
             L.P. (I)
  10.14 Agreement and Plan of Merger dated as of March 3, 1997 by and among the Registrant, Monarch Holdings, Inc., Thomas
             Loemker and John W. Paxton. (J)

  10.15 Registration Rights Agreement dated as of March 3, 1997 between the Registrant and Odyssey Partners, L.P. (J)
  10.16      Credit Agreement dated March 3, 1997. (K)
  10.17 Agreement and Plan of Merger dated as of July 15, 1997, among the Registrant, Ribbon Manufacturing, Inc., and
             International Imaging Materials, Inc. (L)
  10.18      Amended and Restated Credit Agreement dated as of August 11,
             1998.(P)
  10.19      Note Purchase Agreement dated as of August 4, 1998.(P)
  21.1       Subsidiaries of Registrant.
  23.1       Consent of Arthur Andersen LLP.
  23.2       Consent of KPMG LLP.
  27.1       Financial Data Schedule

---------------

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

     (O) Incorporated herein by reference from Annex A to Registrant's preliminary proxy statement dated March 31, 1998.

     (P) Incorporated herein by reference from Exhibits to Registrants Form 8-K filed on August 26, 1998.

(b) Reports on Form 8-K

     None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Paxar Corporation:

     We have audited the accompanying consolidated balance sheets of Paxar Corporation (a New York corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of International Imaging Materials, Inc. ("IIMAK") prior to 1997, a company acquired during 1997 in a transaction accounted for as a pooling of interests, as discussed in Note 2. The IIMAK financial statements for 1996 are included in the consolidated financial statements of Paxar Corporation and reflect total revenues of 33% of the 1996 consolidated total revenues. The IIMAK financial statements for 1996 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for IIMAK, is based solely upon the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Paxar Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP
Stamford, Connecticut
February 11, 1999

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Imaging Materials, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 1997, in conformity with generally accepted accounting principles.
/s/KPMG LLP
KPMG LLP
April 23, 1997
Buffalo, New York

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
International Imaging Materials, Inc.

Under date of April 23, 1997, we reported on the consolidated balance sheet of International Imaging Materials, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended March 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14(a) 2 of the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
KPMG LLP
April 23, 1997
Buffalo, New York

                       PAXAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,        DECEMBER 31,
                                                                    1998                1997
                                                                ------------        ------------
                                                              (IN MILLIONS, EXCEPT SHARE AMOUNTS)
ASSETS
Current assets:
Cash........................................................      $    14.8           $    13.7
Short-term investments......................................            4.4                 2.2
Receivables, less allowances of $5.0 in 1998 and $4.4 in
  1997......................................................           99.6               102.4
Inventories.................................................           97.0                97.4
Deferred income taxes.......................................             --                 6.9
Other current assets........................................           13.3                11.6
                                                                  ---------           ---------
          Total current assets..............................          229.1               234.2
Property, plant and equipment, at cost......................          300.4               273.2
Accumulated depreciation....................................         (106.8)              (86.1)
                                                                  ---------           ---------
Net property, plant and equipment...........................          193.6               187.1
Long-term investments.......................................            3.2                 3.0
Goodwill....................................................          157.8               165.4
Other assets................................................            9.5                 8.7
                                                                  ---------           ---------
                                                                  $   593.2           $   598.4
                                                                  =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks................................................      $     1.9           $     2.5
Notes payable...............................................             --                 5.9
Current maturities of long-term debt........................            0.7                21.7
Accounts payable and accrued liabilities....................           82.8                82.8
Accrued taxes on income.....................................            4.5                  --
                                                                  ---------           ---------
          Total current liabilities.........................           89.9               112.9
Long-term debt..............................................          204.5               211.4
Deferred income taxes.......................................           20.1                24.2
Other liabilities...........................................            5.3                 6.1
Shareholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares
  authorized, none issued and outstanding...................             --                  --
Common Stock, $0.10 par value, 200,000,000 shares
  authorized, 47,941,696 and 48,419,554 shares issued and
  outstanding in 1998 and 1997, respectively................            4.9                 4.8
Paid-in capital.............................................          116.9               109.3
Retained earnings...........................................          168.1               134.5
Accumulated other comprehensive loss........................           (3.4)               (4.8)
Treasury stock..............................................          (13.1)                 --
                                                                  ---------           ---------
          Total shareholders' equity........................          273.4               243.8
                                                                  ---------           ---------
                                                                  $   593.2           $   598.4
                                                                  =========           =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAXAR CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1998      1997      1996
                                                              ------    ------    ------
Sales.......................................................  $611.6    $567.2    $326.0
Cost of sales...............................................   373.7     347.6     213.3
                                                              ------    ------    ------
     Gross profit...........................................   237.9     219.6     112.7
Selling, general and administrative expense.................   159.2     134.2      61.1
Research and engineering expense............................    10.7      12.4       5.1
Amortization of intangibles.................................     5.4       6.1       2.2
Acquisition-related costs...................................      --       8.3        --
Integration/restructuring costs.............................      --       6.9        --
                                                              ------    ------    ------
     Operating income.......................................    62.6      51.7      44.3
Equity in net income of Monarch.............................      --        --       4.1
Interest expense, net.......................................   (14.6)    (13.8)     (1.9)
                                                              ------    ------    ------
Income before taxes.........................................    48.0      37.9      46.5
Taxes on income.............................................    14.4      13.5      13.4
                                                              ------    ------    ------
Income before extraordinary item............................    33.6      24.4      33.1
Extraordinary item, net of income taxes of $5.1.............      --      (8.6)       --
                                                              ------    ------    ------
     Net income.............................................  $ 33.6    $ 15.8    $ 33.1
                                                              ======    ======    ======
Basic earnings per common share:
Before extraordinary item...................................  $ 0.69    $ 0.51    $ 0.69
Extraordinary item..........................................      --     (0.18)       --
                                                              ------    ------    ------
Net income..................................................  $ 0.69    $ 0.33    $ 0.69
                                                              ======    ======    ======
Diluted earnings per common share:
Before extraordinary item...................................  $ 0.68    $ 0.49    $ 0.68
Extraordinary item..........................................      --     (0.17)       --
                                                              ------    ------    ------
Net income..................................................  $ 0.68    $ 0.32    $ 0.68
                                                              ======    ======    ======
Average common shares outstanding
Basic.......................................................    48.4      48.1      47.7
Diluted.....................................................    49.4      49.7      49.0

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAXAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN MILLIONS)

                                                                                                        NOTES
                                                                                                       RECEIV-
                                                                                                        ABLE
                                                                                                        FROM
                                                                                                      EXERCISE
                                         COMMON STOCK                               UNEARNED         OF OPTIONS
                                   -------------------------       PAID-IN           COMPEN-             AND          TREASURY
                                     SHARES        AMOUNT          CAPITAL           SATION           WARRANTS          STOCK
                                     ------        ------          -------          --------         ----------       --------
Balance, December 31, 1995.......       35.5       $   3.5       $      88.6             ($0.7)            ($1.2)         ($5.5)
Comprehensive income
Net income.......................         --            --                --                --                --             --
Other comprehensive income:
Translation adjustments..........         --            --                --                --                --             --
Comprehensive income.............         --            --                --                --                --             --
Stock split......................        5.6           0.6                --                --                --             --
Shares surrendered...............       (0.3)           --              (4.7)               --               1.2             --
Shares issued-various plans(a)...        0.7            --              (1.6)               --                --            5.5
Tax benefit from exercise of
  stock options..................         --            --               1.8                --                --             --
Purchase and retirement of
  shares.........................       (0.2)           --              (2.5)               --                --             --
Restricted stock awards..........         --            --                --               0.3                --             --
Balance, December 31, 1996.......       41.3           4.1              81.6              (0.4)               --             --
Comprehensive income
Net income.......................         --            --                --                --                --             --
Other comprehensive income:
Translation adjustments..........         --            --                --                --                --             --
Comprehensive income.............
Stock split......................        7.1           0.7                --                --                --             --
Shares surrendered...............       (0.9)           --              (9.5)               --                --             --
Shares issued-various plans(a)...        0.6            --               5.4                --                --             --
Tax benefit from exercise of
  stock options..................         --            --               1.3                --                --             --
Shares issued -- acquisitions....        0.3            --               4.7                --                --             --
Warrants and options issued -
  acquisitions...................         --            --              25.7                --                --             --
Restricted stock awards..........         --            --               0.1               0.4                --             --
IIMAK pooling adjustment.........         --            --                --                --                --             --
Balance, December 31, 1997.......       48.4           4.8             109.3                --                --             --
Comprehensive income
Net income.......................         --            --                --                --                --             --
Other comprehensive income:......                       --                --                --                --             --
Translation adjustments..........         --            --                --                --                --             --
Comprehensive income.............         --            --                --                --                --             --
Shares issued-various plans(a)...        0.9           0.1               5.7                --                --             --
Purchase of shares...............       (1.4)           --                --                --                --          (13.1)
Tax benefit from exercise of
  stock options..................         --            --               1.9                --                --             --
Balance, December 31, 1998.......       47.9       $   4.9       $     116.9                --                --         ($13.1)
                                     =======       =======       ===========                                         ===========


                                                       ACCUMU-
                                                        LATED
                                                        OTHER
                                                       COMPRE-       COMPRE-
                                      RETAINED         HENSIVE       HENSIVE
                                      EARNINGS         INCOME        INCOME
                                      --------         -------       -------
Balance, December 31, 1995.......    $      89.4          ($0.7)
Comprehensive income
Net income.......................           33.1             --         33.1
Other comprehensive income:
Translation adjustments..........             --            1.3          1.3
                                                                     -------
Comprehensive income.............             --             --         34.4
                                                                     =======
Stock split......................           (0.6)            --
Shares surrendered...............             --             --
Shares issued-various plans(a)...             --             --
Tax benefit from exercise of
  stock options..................             --             --
Purchase and retirement of
  shares.........................             --             --
Restricted stock awards..........             --             --
Balance, December 31, 1996.......          121.9            0.6
Comprehensive income
Net income.......................           15.8             --         15.8
Other comprehensive income:
Translation adjustments..........             --           (5.4)        (5.4)
                                                                     -------
Comprehensive income.............                                       10.4
                                                                     =======
Stock split......................           (0.7)            --
Shares surrendered...............             --             --
Shares issued-various plans(a)...             --             --
Tax benefit from exercise of
  stock options..................             --             --
Shares issued -- acquisitions....             --             --
Warrants and options issued -
  acquisitions...................             --             --
Restricted stock awards..........             --             --
IIMAK pooling adjustment.........           (2.5)            --
Balance, December 31, 1997.......          134.5           (4.8)
Comprehensive income
Net income.......................           33.6             --         33.6
Other comprehensive income:......             --             --
Translation adjustments..........             --            1.4          1.4
                                                                     -------
Comprehensive income.............             --             --         35.0
                                                                     =======
Shares issued-various plans(a)...             --             --
Purchase of shares...............             --             --
Tax benefit from exercise of
  stock options..................             --             --
Balance, December 31, 1998.......    $     168.1          ($3.4)
                                     ===========     ===========

---------------
(a) See Note 13 of Notes to Consolidated Financial Statements.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAXAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 ( IN MILLIONS)

                                                               1998       1997      1996
                                                              -------    -------    -----
OPERATING ACTIVITIES:
Net income..................................................  $  33.6    $  15.8    $33.1
                                                              -------    -------    -----
Adjustments to reconcile net income to net cash provided by
  operations:
Extraordinary item..........................................       --        8.6       --
Depreciation and amortization...............................     32.7       27.1     18.1
Deferred income taxes.......................................      2.8        4.0      3.6
Other.......................................................       --       (2.5)      --
Equity in net income of affiliate...........................       --         --     (4.1)
Changes in assets and liabilities, net of businesses
  acquired:
Receivables.................................................      0.7       (8.4)    (6.5)
Inventories.................................................      0.4       (8.5)     0.8
Other current assets........................................     (1.7)      (3.0)    (1.0)
Accounts payable and accrued liabilities....................      0.8        1.4      6.3
Taxes on income.............................................       --       (5.4)     2.9
Other.......................................................     (0.8)       0.2     (1.9)
                                                              -------    -------    -----
                                                                 34.9       13.5     18.2
                                                              -------    -------    -----
Net cash provided by operating activities...................     68.5       29.3     51.3
                                                              -------    -------    -----
INVESTING ACTIVITIES:
Purchases of property, plant and equipment..................    (35.7)     (30.3)   (27.6)
Acquisition related.........................................     11.2      (81.6)    (4.3)
(Increase) decrease of short-term investments...............     (2.2)      (0.3)     1.4
Other.......................................................     (1.5)       2.4     (5.0)
                                                              -------    -------    -----
Net cash used in investing activities.......................    (28.2)    (109.8)   (35.5)
                                                              -------    -------    -----
FINANCING ACTIVITIES:
(Decrease) increase in short-term debt......................    (27.5)      12.2     (9.0)
Additions to long-term debt.................................    458.3      286.7     21.7
Reductions in long-term debt................................   (465.2)    (210.8)   (26.5)
Exercise of stock options/stock purchase plan...............      7.7        2.3      3.3
Purchase of common stock....................................    (13.1)        --     (2.5)
Other.......................................................       --       (0.8)    (1.6)
                                                              -------    -------    -----
Net cash (used in) provided by financing activities.........    (39.8)      89.6    (14.6)
                                                              -------    -------    -----
OTHER ACTIVITIES:
Effect of exchange rate changes on cash.....................      0.6       (0.7)     0.1
                                                              -------    -------    -----
Increase in cash............................................      1.1        8.4      1.3
Cash, at beginning of year..................................     13.7        5.3      4.0
                                                              -------    -------    -----
Cash, at end of year........................................  $  14.8    $  13.7    $ 5.3
                                                              =======    =======    =====

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

INVENTORIES:

     Inventories are stated at the lower of cost or market. The value of inventories determined using the last-in, first-out (LIFO) method totaled $55.6 and $53.1 as of December 31, 1998 and 1997 respectively. The value of all other inventories, determined using the first-in, first-out (FIFO) method, was $41.4 and $44.3 as of December 31, 1998 and 1997, respectively. The value includes approximately $11.8 as of December 31, 1998 and 1997, related to the fair value write up of the inventory at the date of the Monarch acquisition.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost, and depreciated by the straight-line method over the estimated useful lives of the assets. Upon retirement or other disposition, the cost and accumulated depreciation are removed from the asset and accumulated depreciation accounts, and the net gain or loss is reflected in income. Expenditures for maintenance and repairs are charged against income as incurred. Significant expenditures for betterments and renewals are capitalized.

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

EARNINGS PER COMMON SHARE:

     In December 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if options and warrants were exercised resulting in the issuance of common stock. Prior-period amounts have been restated to conform to the requirements of SFAS No. 128.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

STOCK DIVIDEND:

     During 1998, no stock dividends were declared. On August 7, 1997 and August 7, 1996, the Board of Directors declared 25% stock splits, effected in the form of stock dividends. All per share information presented in the accompanying financial statements has been adjusted to reflect these stock dividends.

FINANCIAL INSTRUMENTS:

     All financial instruments of the Company are carried at cost, which approximates fair value with the exception of interest rate hedge agreements.

     The Company's policy is to enter into interest rate hedge agreements to manage exposure to variations in interest rates on its revolving credit facility. The transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of debt instruments. Interest differentials under these agreements are reflected in the results of operations as adjustments to interest expense when they are paid or received. The fair value (i.e., the cost or benefit from terminating the agreements) related to underlying debt is deferred. The Company also recognizes gains or losses on these agreements as an adjustment of interest expense when the related variable rate debt is less than the notional amount of the hedges. Since the agreements are negotiated with creditworthy counterparties, the Company considers the risk of their nonperformance to be remote.

     During 1997, the Company entered into three interest rate hedge agreements with a notional value of $100.

     During 1998, the Company cancelled an interest rate hedge agreement with notional value of $20, and at December 31, 1998, the Company had hedge agreements with notional value of $80. The fair value of the interest rate hedge agreements, based on estimates provided by financial institutions, was a loss of $1.5 and $0.9 at December 31, 1998 and 1997, respectively. The notional value of the interest rate hedge agreements exceeded the amount of variable rate debt outstanding at December 31, 1998 by $34. The fair value of the agreements related to underlying variable rate debt that has been deferred is $0.9. The fair value related to the notional value of the agreements not having related variable rate debt reflected in earnings for the year ended December 31, 1998 was a loss of $0.7.

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

GOODWILL:

     Goodwill represents the excess of the cost of acquired companies over the sum of identifiable net assets. Goodwill is being amortized on a straight-line basis over forty years. Subsequent to acquiring goodwill, the Company continually evaluates whether events and circumstances, including anticipated future operating

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

results, indicate the remaining estimated useful life of goodwill may warrant revision. Based upon its most recent analysis the Company believes that no impairment of goodwill exists at December 31, 1998.

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

COMPREHENSIVE INCOME:

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

RECLASSIFICATIONS:

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2:  BUSINESS ACQUISITIONS
MONARCH:

     On June 29, 1995, the Company acquired a 49% interest in Monarch Marking Systems, Inc. ("Monarch"), which had been accounted for using the equity method. On March 3, 1997, the Company acquired the remaining 51% of Monarch for a total purchase price of $132. The Company acquired the 49% equity interest of Odyssey Partners, L.P. for $94.1 in cash, a promissory note in the amount of $5.9 at an annual interest rate of 4.88% payable on January 2, 1998, and five year warrants to purchase (a) 1,250,000 shares of the Company's common stock, par value $0.10, at an exercise price of $14.00 per share and (b) 250,000 shares of the Company's common stock at an exercise price of $17.50 per share. The warrants have been recorded at a fair value of approximately $9.7 at the date of acquisition. Upon completion of the acquisition, the Chairman and the President of Monarch each received 156,536 shares of the Company's common stock valued at $15.20 per share, in exchange for the shares of Monarch common stock owned by each of them. Additionally, the management of Monarch received incentive stock options to purchase an aggregate of 1,244,469 shares of the Company's common stock pursuant to the Company's 1990 Employee Stock Option Plan in exchange for outstanding options to purchase Monarch common stock. The options have been recorded at a fair value of approximately $16 at the date of acquisition.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

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

The fair value of assets acquired and liabilities assumed is as follows:

Current assets..............................................    $  96.2
Property, plant and equipment...............................       44.1
Goodwill....................................................      143.9
Other assets................................................       11.8
Current liabilities.........................................      (37.6)
Long-term debt..............................................     (105.8)
Other.......................................................       (5.1)
                                                                -------
Net assets..................................................      147.5
Initial investment (June 1995)..............................      (20.1)
                                                                -------
                                                                $ 127.4
                                                                =======

     In September 1998, the Company received $14.5, including interest of $3.3 from Pitney Bowes (the former owner of Monarch) resulting from litigation regarding the original purchase price and other disputed amounts. This resulted in a reduction, net of income tax, in goodwill in the amount of $4.6.

     The operating results of Monarch are included in the accompanying consolidated statements of income beginning March 3, 1997. The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1996. These pro forma results do not purport to be indicative of the results of operations which may result in the future.

YEARS ENDED DECEMBER 31,                                       1997      1996
------------------------                                      ------    ------
Sales.......................................................  $606.8    $578.6
                                                              ------    ------
Income before extraordinary item............................  $ 22.8    $ 30.9
                                                              ------    ------
Net income..................................................  $ 14.2    $ 30.9
                                                              ------    ------
Basic earnings per common share:
Before extraordinary item...................................  $ 0.47    $ 0.65
Extraordinary item..........................................   (0.18)       --
                                                              ------    ------
Net income..................................................  $ 0.29    $ 0.65
                                                              ======    ======
Diluted earnings per common share:
Before extraordinary item...................................  $ 0.46    $ 0.63
Extraordinary item..........................................   (0.17)       --
                                                              ------    ------
Net income..................................................  $ 0.29    $ 0.63
                                                              ======    ======

IIMAK:

     On October 28, 1997 the Company completed the acquisition of International Imaging Materials, Inc. ("IIMAK"), which was accounted for as a pooling of interests. In connection with the merger, each outstanding share of IIMAK common stock was converted into 1.5 shares of the Company's common stock

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

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

NOTE 3:  EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF DEBT

     On April 11, 1997, Monarch completed the purchase of $100 of principal amount of its 12 -1/2 % Senior Notes due July 1, 2003 (the "Notes"). Monarch paid $120.2, consisting of $100 of principal, $3.5 of accrued interest, a $13.7 premium, and a consent payment of $3. Upon payment, all of the outstanding Notes were canceled and the indenture under which they were issued was terminated. The early redemption of the Notes resulted in an extraordinary charge of $8.6, net of income taxes of $5.1.

NOTE 4:  INVENTORIES

The components of inventories are set forth below:

YEARS ENDED DECEMBER 31,                                      1998     1997
------------------------                                      -----    -----
Raw materials...............................................  $49.3    $56.3
Work-in-Process.............................................   11.8      8.6
Finished goods..............................................   35.9     32.5
                                                              -----    -----
                                                              $97.0    $97.4
                                                              =====    =====

     If all inventories were reported on a FIFO basis, inventories would be approximately $2.2 and $1.8 higher at December 31, 1998 and 1997 respectively.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is set forth below:

YEARS ENDED DECEMBER 31,                                       1998       1997
------------------------                                      -------    ------
Machinery and equipment.....................................  $ 213.6    $200.5
Buildings and building improvements.........................     80.2      66.8
Land........................................................      6.6       5.9
                                                              -------    ------
                                                                300.4     273.2
Accumulated depreciation....................................   (106.8)    (86.1)
                                                              -------    ------
                                                              $ 193.6    $187.1
                                                              =======    ======
Estimated useful lives are principally:
                                                              5 to 40
Buildings and building improvements.........................    years
                                                              3 to 10
Machinery and equipment.....................................    years

NOTE 6:  LONG TERM DEBT

A summary of long-term debt is set forth below:

YEARS ENDED DECEMBER 31                                        1998      1997
-----------------------                                       ------    ------
6.74% Senior Notes (a)......................................  $150.0    $   --
Unsecured bank credit facility (b)..........................    45.8     222.2
Economic Development Revenue Bonds due 2011 (c).............     8.0       8.0
Secured term loans on certain Plant and equipment(d)........     0.3       1.4
Secured and unsecured loans on Foreign property, plant and
  Machinery (e).............................................     0.9       1.2
Other.......................................................     0.2       0.3
                                                              ------    ------
                                                               205.2     233.1
Less current maturities.....................................     0.7      21.7
                                                              ------    ------
                                                              $204.5    $211.4
                                                              ======    ======

Maturities of long-term debt for the five years subsequent to December 31, 1998 are: $0.5, $0.3, $0.2, $0.1, and $0.1.
---------------
(a) On August 11, 1998, the company entered into unsecured ten-year $150 Senior Note agreements with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually. The proceeds were used to repay the term loan and a portion of the indebtedness outstanding under the revolving credit facility before it was amended. The Notes contain covenants requiring the Company, among other things, to maintain a minimum net worth. The Company believes it was in compliance with all covenants as of December 31, 1998.

(b) On March 3, 1997, the Company entered into an unsecured six-year, $280 credit agreement ($140 term loan, $140 revolving credit facility) with Fleet Bank, N.A. and other participating banks. On August 11, 1998, the Company and the banks amended and restated the credit agreement to provide a $200 unsecured revolving credit facility for five years from the date of the amendment. Under the agreement,

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

    the Company pays a facility fee determined by reference to certain financial ratios (0.15% at December 31, 1998.)

    Borrowings under the agreement bear interest at rates referenced to the London Interbank Offered Rate (LIBOR) with applicable margins varying in accordance with the Company's attainment of specified financial thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (7.75% and 8.5% at December 31, 1998 and 1997, respectively), and are guaranteed by certain domestic subsidiaries of the Company.

    The agreement contains covenants requiring the Company, among other things, to maintain certain financial ratios and minimum net worth. The Company was in compliance with all covenants as of December 31, 1998. The amount outstanding under the term loan at December 31, 1997 was $135. The amounts outstanding under the revolving credit facility at December 31, 1998 and 1997 were $45.8 and $87.2, respectively. The weighted average interest rates for borrowings under the agreement at December 31, 1998 was 6.1%.

(c) Economic Development Revenue Bond financed facilities have been accounted for as plant and equipment and the related bonds are recorded as long-term debt. The variable rate bonds for the years ended December 31, 1998 and 1997 had a weighted average interest rate of 3.57% and 3.8%, respectively.

(d) The balances outstanding at December 31, 1998 and 1997 are payable by IIMAK in monthly installments, bear interest at variable rates based on the Prime Rate and are secured by certain plant and equipment and mature during 2001.

(e) The balances outstanding at December 31, 1998 and 1997 are payable by the Collitex Group, bear interest at rates ranging from 4.75% -13.5%, mature serially through 2003 and are secured by property, plant, machinery and lending institution bonds.

NOTE 7:  INCOME TAXES

The provision for income taxes contains the following:

YEARS ENDED DECEMBER 31,                                      1998     1997     1996
------------------------                                      -----    -----    -----
Federal Current.............................................  $ 8.0    $ 3.1    $ 6.4
Deferred....................................................    0.4      5.7      3.6
Foreign Current.............................................    1.8      6.1      2.3
Deferred....................................................    2.4     (2.3)     0.1
State.......................................................    1.8      0.9      1.0
                                                              -----    -----    -----
                                                              $14.4    $13.5    $13.4
                                                              =====    =====    =====

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

The cumulative amounts of each temporary difference that comprise the net deferred tax liability are as follows:

YEARS ENDED DECEMBER 31,                                       1998       1997       1996
------------------------                                      -------    -------    -------
Deferred tax assets:
Alternative minimum and investment tax credit
  carryforwards.............................................  $   4.4    $   4.3    $   8.2
Costs capitalized to inventory..............................      1.2        1.2       (0.2)
Accrued integration/restructuring...........................       --        1.4         --
Other accrued liabilities and allowances....................      6.1        9.0        1.5
Other.......................................................      1.3        1.2         --
                                                              -------    -------    -------
          Total gross deferred tax asset....................     13.0       17.1        9.5
Valuation allowance.........................................     (0.5)        --       (3.7)
                                                              -------    -------    -------
Net deferred tax asset......................................     12.5       17.1        5.8
Deferred tax liability:
Depreciation and other property basis differences...........    (32.6)     (34.4)     (24.3)
                                                              -------    -------    -------
Net deferred tax liability..................................  ($ 20.1)   ($ 17.3)   ($ 18.5)
                                                              =======    =======    =======

     The valuation allowance decreased in 1997 principally due to the expiration of certain of the credit carryforwards for which a valuation allowance had been made in prior years. The 1998 valuation allowance relates to certain capital transactions subject to restriction for tax purposes.

An analysis of the differences between the federal statutory income tax rate and the effective tax rate is set forth below:

YEARS ENDED DECEMBER 31,                                      1998    1997    1996
------------------------                                      ----    ----    ----
Federal statutory tax rate..................................  35.0%   35.0%   35.0%
State income tax, net of federal income tax benefit.........   2.4     1.5     1.4
Foreign taxes less than federal rate........................  (7.6)   (7.5)   (4.8)
Non-deductible merger costs.................................    --     4.3      --
Affiliate dividend exclusion................................    --      --    (2.5)
Reserves no longer required.................................  (2.8)     --      --
All other, net..............................................   3.0     2.3    (0.3)
                                                              ----    ----    ----
                                                              30.0%   35.6%   28.8%
                                                              ====    ====    ====

     During the year the Company reviewed the status of ongoing tax examinations and determined there to be an excess of tax reserves, an adjustment for which is reflected above. Collitex and Orvac benefit from tax incentives in Italy, which significantly reduce the Company's effective tax rate. These incentives expire during 1999.

     United States income taxes have not been provided on undistributed foreign earnings of $47 since the Company intends to permanently reinvest such earnings in expanding foreign operations. The un-recognized U.S. tax liability on the undistributed earnings is approximately $13 at December 31, 1998. Total foreign based pre-tax income was approximately $23, $21, and $15 for 1998, 1997 and 1996, respectively.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8:  RELATIONSHIP WITH FUJICOPIAN CO., LTD.

     The Company manufactures thermal transfer ribbons pursuant to a license agreement with Fujicopian Co., Ltd., which expires in 2008. However, the Company is presently renegotiating the terms of the license agreement. Royalty expenses under the agreement totaled $2.1 in 1998, $2.6 in 1997 and $2.7 in 1996.

NOTE 9:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                                                              1998     1997
                                                              -----    -----
Accounts payable............................................  $34.8    $31.9
Accrued payroll costs.......................................   19.2     11.9
Other accrued liabilities...................................   28.8     39.0
                                                              -----    -----
                                                              $82.8    $82.8
                                                              =====    =====

     In December 1997, the Company approved a plan to sever 132 employees from the Monarch, Miamisburg, Ohio operation as part of the integration/restructuring program. At December 31, 1997, other accrued liabilities included $4.6 of accrued severance costs. During 1998, $4.5 had been paid representing costs associated with the severance plan.

NOTE 10:  EMPLOYEE SAVINGS PLANS

     The Company maintains three voluntary employee savings plans adopted pursuant to Section 401(k) of the Internal Revenue Code. The Company's contribution under the Plans was $3.6, $3.3 and $1.2 during 1998, 1997 and 1996 respectively.

NOTE 11:  BUSINESS SEGMENTS

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The information for 1996 and 1997 has been restated from the prior years' presentations in order to conform to the 1998 presentation.

     The Company operates the following business segments: Apparel Identification, Printing Solutions, and International. The Apparel Identification business segment includes label systems, bar code systems, labels, tags and related supplies for apparel manufacturers and retailers based primarily in the U.S. Printing Solutions business segment includes electronic bar code printers, mechanical identification and price marking machines, and thermal transfer ribbons used in bar code printers to print tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, retail price tag and packaging applications. The International business segment includes all of the aforementioned products.

     The accounting policies of the segments are the same as those described in
Note 1: Summary of Significant Accounting Policies. Inter-segment sales prices are cost plus a mark-up to allow the selling segment to make a reasonable profit. The Company evaluates performance based on operating income of its business segments before corporate expenses, amortization, non-recurring charges, interest, income taxes and extraordinary items.

     The Company's Apparel Identification operations manufacture products for and provide services specifically to the apparel and textile industries. A significant portion of the Company's products are delivered to apparel manufacturers located in Asia and Mexico whose products are sold in the U.S. Label systems, consisting mainly of hot-stamp printers and related supplies and services, are sold to Company customers for
                                     F- 14

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

in-plant label printing. Bar code systems, consisting of electronic printers and related supplies and services, are used by customers to print data on labels and tags to provide accurate product, inventory and point of sale information for integration with sophisticated data systems. Labels and tags are attached to apparel by manufacturers and retailers to identify and promote their products, allow automated data collection and provide brand identification and consumer information such as country of origin, size, fabric content and care instructions. Labels are attached to garments early in the manufacturing process and must withstand all production processes and remain legible through washing and dry cleaning by the end user. The Company's products also include tags and labels for sheets, towels, pillow cases and other white goods. The Company's Apparel Identification operations are primarily located in North America and Hong Kong.

     The Company's Printing Solutions operations market and distribute (i) electronic bar code printers, which are used in a wide range of retail and industrial applications, including inventory management and distribution systems, and (ii) hand-held, mechanical labeling devices that print pressure-sensitive (i.e., adhesive-backed) price and other identification labels and affix them onto merchandise for retailers. The Company is also the largest manufacturer in North America of thermal transfer ribbons for numerous diverse applications. These thermal transfer ribbons are used in bar code printers to print single-color and multi-color tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, retail price tag, packaging and medical applications. In addition to thermal transfer ribbons, the Company manufactures and markets other supplies used in both its mechanical labelers and bar code printers and provides comprehensive service to its installed base of machines.

     Service to the Company's customers requires that the Company manufacture its goods and services on a global basis. For this reason the Company offers the products of its Apparel Identification and its Printing Solutions operations through its International operation. The Company's International operation either manufactures or offers for sale items manufactured by the other business segments. Its customers are those in the apparel industry and the retail supply chain principally in Europe.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     The following table shows the financial information of the Company's business segments. "Corporate" represents amounts not attributable or allocated to the business segments, including corporate administrative expenses, amortization, and non-recurring charges such as acquisition-related costs and integration/restructuring costs in 1997.

YEAR ENDED DECEMBER 31,                                        1998      1997      1996
-----------------------                                       ------    ------    ------
Sales to unaffiliated customers:
Apparel Identification......................................  $210.6    $196.1    $164.7
Printing Solutions..........................................   253.8     236.3     106.2
International...............................................   147.2     134.8      55.1
                                                              ------    ------    ------
          Total.............................................  $611.6    $567.2    $326.0
                                                              ======    ======    ======
Inter-segment sales:
Apparel Identification......................................  $ 13.6    $  9.1    $  6.6
Printing Solutions..........................................    27.4      16.4       0.7
International...............................................     2.0        --        --
                                                              ------    ------    ------
          Total.............................................  $ 43.0    $ 25.5    $  7.3
                                                              ======    ======    ======
Segment operating income:
Apparel Identification......................................  $ 32.1    $ 34.1    $ 26.8
Printing Solutions..........................................    34.6      35.0      18.0
International...............................................     9.6      10.1       8.0
Corporate...................................................   (13.7)    (27.5)     (8.5)
                                                              ------    ------    ------
          Total.............................................  $ 62.6    $ 51.7    $ 44.3
                                                              ======    ======    ======
Assets:
Apparel Identification......................................  $208.1    $197.4    $166.9
Printing Solutions..........................................   211.9     239.4     117.6
International...............................................    87.3      93.1      46.5
Corporate...................................................    85.9      68.5     (31.2)
                                                              ------    ------    ------
          Total.............................................  $593.2    $598.4    $299.8
                                                              ======    ======    ======
Capital expenditures:
Apparel Identification......................................  $ 12.7    $ 11.9    $  6.4
Printing Solutions..........................................    12.7      13.4      13.8
International...............................................     9.8       4.5       6.8
Corporate...................................................     0.5       0.5       0.6
                                                              ------    ------    ------
          Total.............................................  $ 35.7    $ 30.3    $ 27.6
                                                              ======    ======    ======
Depreciation and amortization expense:
Apparel Identification......................................  $  7.4    $  7.5    $  5.8
Printing Solutions..........................................    15.1      10.1       6.7
International...............................................     4.8       3.2       2.9
Corporate...................................................     5.4       6.3       2.7
                                                              ------    ------    ------
          Total.............................................  $ 32.7    $ 27.1    $ 18.1
                                                              ======    ======    ======

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

Geographic Information:

YEARS ENDED DECEMBER 31,                                       1998      1997      1996
------------------------                                      ------    ------    ------
Sales to unaffiliated customers:
United States...............................................  $403.9    $415.1    $246.7
Other countries.............................................   207.7     152.1      79.3
                                                              ------    ------    ------
          Total.............................................  $611.6    $567.2    $326.0
                                                              ======    ======    ======
Long lived assets:
United States...............................................  $163.6    $155.3    $115.1
Other countries.............................................    30.0      31.8      22.2
                                                              ------    ------    ------
          Total.............................................  $193.6    $187.1    $137.3
                                                              ======    ======    ======

NOTE 12:  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is set forth below:

YEARS ENDED DECEMBER 31,                                      1998     1997     1996
------------------------                                      -----    -----    ----
Interest....................................................  $10.7    $10.8    $2.2
Income Taxes................................................  $12.8    $ 6.0    $7.0

Additional supplemental information on non-cash investing and financing activities is included in Notes 2 and 13.

NOTE 13:  SHAREHOLDERS' EQUITY

     The Company has various stock-based compensation plans including stock options and an Employee Stock Purchase Pan.

     On April 25, 1997, the Company's shareholders approved the 1997 Incentive Stock Option Plan under which shares of common stock are reserved for issuance upon the exercise of options to be granted to key employees and directors. On October 28, 1997, the Company's shareholders approved an increase in the number of shares of common stock reserved for issuance under the 1997 Employee Stock Option Plan from 1,875,000 shares to 5,000,000 shares of common stock. In addition, the 1990 Employee Stock Option Plan approved by the Company's shareholders on April 24, 1990 has 1,640,479 shares of common stock, as adjusted for subsequent stock dividends, reserved for issuance upon the exercise of options granted to key employees and directors.

     The plans provide for issuances in the form of incentive stock options, non-qualified stock options, and stock appreciation rights, which may be granted in tandem with non-qualified stock options. The option price per share of incentive stock options cannot be less than 100% of the market value at the date of grant. The option price per share of non-qualified stock options and stock appreciation rights are determined by the Board of Directors at its sole discretion.

     The options vest over periods of up to four years. Options granted prior to 1994 are for a period of five years, and those granted subsequently are for a period of ten years.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

The following is a summary of outstanding stock options:

                                                    NUMBER OF SHARES
                                                     (IN MILLIONS)      WEIGHTED AVERAGE EXERCISE PRICE
                                                    ----------------    -------------------------------
1996
Outstanding at beginning of year..................         3.1                      $ 8.35
Granted...........................................         0.9                      $10.74
Exercised.........................................        (0.7)                     $ 4.16
Canceled/Forfeited................................        (0.2)                     $12.90
                                                          ----
Outstanding at end of year........................         3.1                      $ 9.59

1997
Granted...........................................         1.8                      $ 7.53
IIMAK grants in first quarter.....................        (0.1)                     $11.22
Exercised.........................................        (0.7)                     $ 5.61
IIMAK exercised in first quarter..................         0.2                      $ 3.33
Canceled/Forfeited................................        (0.1)                     $ 8.19
                                                          ----
Outstanding at end of year........................         4.2                      $ 9.79

1998
Granted...........................................         1.0                      $13.41
Exercised.........................................        (0.7)                     $ 3.99
Canceled/Forfeited................................          --                          --
                                                          ----
Outstanding at end of year........................         4.5                      $11.41
                                                          ====

     In connection with the acquisition of Monarch, 1,244,469 stock options were issued, at equivalent intrinsic value, to replace stock options to purchase Monarch common stock.

The following table summarizes information about stock options outstanding as of December 31, 1998:

                                                                                        WEIGHTED AVERAGE
                                             OPTIONS OUTSTANDING    WEIGHTED AVERAGE       REMAINING
RANGE OF EXERCISE PRICES                        (IN MILLIONS)        EXERCISE PRICE     CONTRACTUAL LIFE
------------------------                     -------------------    ----------------    ----------------
Options Outstanding $1.00-$6.00                      0.6                 $ 4.83               4.2
     $6.00-$10.00                                    1.2                 $ 8.07               7.6
     $10.00-$18.00                                   2.7                 $14.19               7.4
                                                     ---
                                                     4.5                 $11.41               7.0
                                                     ===
  Options Exercisable $1.00-$6.00                    0.5                 $ 4.80
     $6.00-$10.00                                    0.7                 $ 7.50
     $10.00-$18.00                                   1.8                 $13.84
                                                     ---
                                                     3.0                 $10.84
                                                     ===

     The Company accounts for stock options under Accounting Principles Board Opinion No. 25, pursuant to which no compensation cost has been recognized for the options granted. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS123:

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

YEARS ENDED DECEMBER 31,                                      1998     1997     1996
------------------------                                      -----    -----    -----
Net income:
As reported.................................................  $33.6    $15.8    $33.1
Pro forma...................................................  $31.7    $14.1    $32.3
Basic earnings per share:
As reported.................................................  $0.69    $0.33    $0.69
Pro forma...................................................  $0.65    $0.29    $0.68
Diluted earnings per share:
As reported.................................................  $0.68    $0.32    $0.68
Pro forma...................................................  $0.64    $0.28    $0.66

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

     The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:

                                                              1998    1997    1996
                                                              ----    ----    ----
Risk-free interest rate.....................................   5.0%    6.0%    6.1%
Expected years until exercise...............................   7.2     7.5     7.5
Expected stock volatility...................................  35.5%   38.4%   38.4%

EMPLOYEE STOCK PURCHASE PLAN:

     The Company maintains an Employee Stock Purchase Plan, which allows employees to purchase a certain amount of stock at a discount of 20% to the market price. The Company may sell up to 818,847 shares under this plan and, as of December 31, 1998, 301,017 shares were available for future purchases. The average fair value of shares sold in 1998 was $11.47. The total number of shares issued under this plan was 232,602, 71,343 and 50,324 in 1998, 1997 and 1996, respectively. Total compensation expense recognized for stock-based compensation for 1998, 1997 and 1996 was $0.5, $0.5 and $0.4, respectively.

WARRANTS:

     As discussed in Note 2, warrants were granted to certain parties in connection with the acquisition of Monarch. Exercise prices of outstanding warrants at December 31, 1998 were as follows:

                                                                   1998          1997
                                                              ---------------    -----
Warrants outstanding........................................              1.5      1.6
Warrants exercisable........................................              1.5      0.1
Exercise price of exercisable warrants......................  $14.00and$17.50    $6.67

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

LOANS TO OFFICERS:

     During 1997 and 1996, the Company made loans to certain officers for the purpose of exercising options and paying the related income tax liability. Such loans were repaid through the surrender of Company stock. The following analyzes the activity in relation to these loans:

                                                              1997    1996
                                                              ----    ----
Loans made in connection with exercise of stock options.....  $0.8    $ --
Loans made in connection with income tax liabilities........  $0.8    $1.6
Surrender of shares to repay loans..........................  $2.3    $4.0
Surrender of shares to exercise options.....................  $ --    $0.7

No loans from officers were outstanding at December 31, 1998 for the purpose of exercising options.

TREASURY STOCK:

     On July 30, 1998, the Company announced a plan to purchase, from time to time, up to $25 of the Company's common stock as conditions warrant. The repurchased shares will be available for issuance under employee stock option and purchase plans and other financing activities. As of December 31, 1998, the Company had repurchased 1,434,400 shares at an average price of $9.10. On February 12, 1999, the Company announced it had increased the stock repurchase plan from the initial $25 to $40.

NOTE 14:  EARNINGS PER COMMON SHARE

The reconciliation of basic and diluted per-share computation is as follows:

YEARS ENDED DECEMBER 31,                                      1998     1997     1996
------------------------                                      -----    -----    -----
Income before extraordinary item............................  $33.6    $24.4    $33.1
Extraordinary item..........................................     --     (8.6)      --
                                                              -----    -----    -----
Net income..................................................  $33.6    $15.8    $33.1
                                                              =====    =====    =====
Average common shares (basic)...............................   48.4     48.1     47.7
Options and warrants........................................    1.0      1.6      1.3
                                                              -----    -----    -----
Adjusted average common shares (diluted)....................   49.4     49.7     49.0
                                                              =====    =====    =====
Earnings per common share:
Basic Income before extraordinary item......................  $0.69    $0.51    $0.69
Extraordinary Item..........................................     --    (0.18)      --
                                                              -----    -----    -----
Net income..................................................  $0.69    $0.33    $0.69
                                                              =====    =====    =====
Diluted Income before extraordinary item....................  $0.68    $0.49    $0.68
Extraordinary item..........................................     --    (0.17)      --
                                                              -----    -----    -----
Net income..................................................  $0.68    $0.32    $0.68
                                                              =====    =====    =====

NOTE 15:  COMMITMENTS AND CONTINGENT LIABILITIES

     A manufacturing facility in Sayre, Pennsylvania, owned beneficially by principal shareholders of the Company, is leased at an annual rental of $0.1 through 1998.

     Total rental expense for all operating leases amounted to $7.3 in 1998, $6.7 in 1997 and $2.8 in 1996. Minimum rental commitments for all non-cancelable operating leases for the years 1999-2003 are $6.3, $4.5, $3.2, $2.6 and $2.9, respectively. The minimum total rental commitment for all years subsequent to 2003 is $8.9.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     The Company accrues severance expense for employees of its Italian subsidiaries, as required by Italian statute, and these amounts are included in other liabilities in the accompanying consolidated financial statements.

     The Company has been named a potentially responsible party relating to contamination that occurred at certain superfund sites. Management believes the ultimate outcome of settling these contingencies is not expected to be material.

     In the ordinary course of business, the Company and its subsidiaries are involved in certain disputes and litigation, none of which will, in the opinion of management, have a material adverse effect on the Company's financial position or results of operations.

NOTE 16:  SUBSEQUENT EVENT

     On February 2, 1999 the Company completed the acquisition of the apparel identification business of Ferguson International PLC for approximately $24.0. The acquisition will be accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition.

NOTE 17:  CONDENSED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                              FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                              -------------    --------------    -------------    --------------
1998
Sales.......................     $149.4            $156.9           $153.8            $151.5
Operating income............       14.6              17.1             16.7              14.2
Net income..................        7.3               7.2             11.0               8.1
Basic earnings per common
  share:
Net income..................       0.15              0.15             0.23              0.17
Diluted earnings per common
  share:
Net income..................       0.15              0.14             0.22              0.17

1997
Sales.......................     $105.9            $158.9           $148.8            $153.6
Operating income............       13.9              17.3             16.7               3.8
Income (loss) before
  extraordinary item........        8.2               8.6              9.2              (1.6)
Net income (loss)...........        8.2                --              9.2              (1.6)
Basic earnings (loss) per
  common share:
Income (loss) before
  extraordinary item........       0.17              0.18             0.19             (0.03)
Net income (loss)...........       0.17                --             0.19             (0.03)
Diluted earnings (loss) per
  common share:
Income (loss) before
  extraordinary item........       0.17              0.17             0.18             (0.03)
Net income (loss)...........       0.17                --             0.18             (0.03)

     All per share data have been adjusted to reflect stock dividends.

                       PAXAR CORPORATION AND SUBSIDIARIES
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN MILLIONS)

                                                 ADDITIONS
                                                  CHARGED
                                 BALANCE AT       TO COSTS                                    BALANCE AT
                                BEGINNING OF        AND                                         END OF
         DESCRIPTION                YEAR          EXPENSES      OTHER(1)     DEDUCTIONS(2)       YEAR
         -----------            ------------     ---------      --------     -------------    ----------
Year ended December 31, 1998
Allowance for doubtful
  accounts....................      $4.4            $1.8            --           $1.2            $5.0
Year ended December 31, 1997
Allowance for doubtful
  accounts....................      $1.0            $0.9          $3.7           $1.2            $4.4
Year ended December 31, 1996
Allowance for doubtful
  accounts....................      $0.8            $0.6            --           $0.4            $1.0

---------------
(1) Allowance related to acquisition.

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

Dated: March 31, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



By: /s/ ARTHUR HERSHAFT                                By: /s/ JACK PLAXE
    -------------------------------------------------  -------------------------------------------------
    Arthur Hershaft                                        Jack Plaxe
    Chairman of the Board of Directors                     Senior Vice President and Chief Financial Officer
    and Chief Executive Officer                            (Principal Financial Officer)
    (Principal Executive Officer)                          Dated: March 31, 1999
    Dated: March 31, 1999

By: /s/ VICTOR HERSHAFT                                By: /s/ JOHN FITZGERALD
    -------------------------------------------------  -------------------------------------------------
    Victor Hershaft                                        John Fitzgerald
    Vice Chairman                                          Vice President and Controller
    Director                                               (Principal Accounting Officer)
    Dated: March 31, 1999                                  Dated: March 31, 1999

By: /s/ JACK BECKER                                    By: /s/ LEO BENATAR
    -------------------------------------------------  -------------------------------------------------
    Jack Becker                                            Director
    Director                                               Dated: March 31, 1999
    Dated: March 31, 1999

By: /s/ JAMES C. MCGRODDY                              By: /s/ ROBERT G. LAIDLAW
    -------------------------------------------------  -------------------------------------------------
    James C. McGroddy                                      Robert G. Laidlaw
    Director                                               Director
    Dated: March 31, 1999                                  Dated: March 31, 1999

By: /s/ DAVID E. MCKINNEY                              By: /s/ WALTER W. WILLIAMS
    -------------------------------------------------  -------------------------------------------------
    David E. McKinney                                      Walter W. Williams
    Director                                               Director
    Dated: March 31, 1999                                  Dated: March 31, 1999

By: /s/ THOMAS R. LOEMKER
    -------------------------------------------------
    Thomas R. Loemker
    Director
    Dated: March 31, 1999

                                 EXHIBIT INDEX


EXHIBIT                    DESCRIPTION
NO.


   3.1       Amended and Restated Certificate of Incorporation. (G)
   3.2       Amendment to Amended and Restated Certificate of
             Incorporation. (M)
   3.3       By-Laws (A)
   4.1 Warrant Agreement for "A" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997. (J)
   4.2 Odyssey Partners, L.P. Certificate for 1,000,000 Warrants dated March 3, 1997. (J)
   4.3 Warrant Agreement for "B" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997. (J)
   4.4 Odyssey Partners, L.P. Certificate for 200,000 Warrants dated March 3, 1997. (J)
  10.2       Employment Agreement, dated as of December 16, 1986, between
             Registrant and Arthur Hershaft. (C)
  10.3       Employment Agreement, dated February 13, 1989, between
             Registrant and Victor Hershaft. (D)
  10.4       Amendment dated as of October 1, 1998 to the Employment
             Agreement, dated as of February 13, 1989 between Registrant and Victor Hershaft.
  10.5       Employment Agreement dated as of August 6, 1998 between
             Registrant and Craig O. Morrison.
  10.6       Promissory Note dated September 8, 1998 from Craig O.
             Morrison to the Registrant.
  10.7       Promissory Note dated September 18, 1998 from Craig O.
             Morrison to the Registrant.
  10.8       Registrant's 1990 Employee Stock Option Plan. (F)
  10.9       Registrant's 1997 Incentive Stock Option Plan. (N)
  10.10      Deferred Compensation Plan for Directors. (O)
  10.11 Omnibus Purchase and Sale Agreement dated June 6, 1995 by and between Pitney Bowes Inc., Monarch Marking Systems,
             Inc., Pitney Bowes Marking Systems Ltd., Pitney Bowes
             International Holdings Inc., Pitney Bowes France S.A. and
             Monarch Acquisition Corp. (H)
  10.12 Stock Purchase Agreement dated as of December 20, 1996 between the Registrant and Odyssey Partners, L.P. (I)
  10.13      Amendment No. 1 to Stock Purchase Agreement dated as of
             March 3, 1997 between the Registrant and Odyssey Partners,
             L.P. (I)
  10.14 Agreement and Plan of Merger dated as of March 3, 1997 by and among the Registrant, Monarch Holdings, Inc., Thomas
             Loemker and John W. Paxton. (J)
  10.15 Registration Rights Agreement dated as of March 3, 1997 between the Registrant and Odyssey Partners, L.P. (J)
  10.16      Credit Agreement dated March 3, 1997. (K)
  10.17 Agreement and Plan of Merger dated as of July 15, 1997, among the Registrant, Ribbon Manufacturing, Inc., and
             International Imaging Materials, Inc. (L)
  10.18      Amended and Restated Credit Agreement dated as of August 11,
             1998.(P)
  10.19      Note Purchase Agreement dated as of August 4, 1998.(P)
  21.1       Subsidiaries of Registrant.
  23.1       Consent of Arthur Andersen LLP.
  23.2       Consent of KPMG LLP.
  27.1       Financial Data Schedule

---------------

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

     (O) Incorporated herein by reference from Annex A to Registrant's preliminary proxy statement dated March 31, 1998.

     (P) Incorporated herein by reference from Exhibits to Registrants Form 8-K filed on August 26, 1998.