Form 10-Q
period 1999-03-31
PAXAR CORP
filed 1999-05-14
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (March 31, 1999)

                Common Stock, $0.10 par value: 47,159,455 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
The financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of the Company, all adjustments, consisting only of normal recurring accruals and adjustments, necessary to present fairly the financial information contained herein, have been included.

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31
                                                                                           1999               1998
                                                                                         --------           --------
Sales                                                                                    $  154.2           $  149.4
Cost of sales                                                                                96.0               90.8
                                                                                         --------           --------
       Gross profit                                                                          58.2               58.6
Selling, general and administrative expense                                                  44.4               42.6
Amortization of intangibles                                                                   1.5                1.4
Restructuring and other special charges                                                       3.3                  -
                                                                                         --------           --------
      Operating income                                                                        9.0               14.6
Interest expense, net                                                                         3.7                3.9
                                                                                         --------           --------
      Income before taxes                                                                     5.3               10.7
Taxes on income                                                                               1.9                3.4
                                                                                         --------           --------
Net income                                                                               $    3.4           $    7.3
                                                                                         ========           ========
Average common shares outstanding:
  Basic                                                                                      47.6               48.5
                                                                                         ========           ========
  Diluted                                                                                    47.9               49.9
                                                                                         ========           ========
Basic earnings per common share                                                          $   0.07           $   0.15
                                                                                         ========           ========
Diluted earnings per common share                                                        $   0.07           $   0.15
                                                                                         ========           ========





                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                                                                    MARCH 31,          DECEMBER 31,
                                                                                                       1999                1998
                                                                                                       ----                ----
                                                                                                   (UNAUDITED)
ASSETS
Current assets:
Cash                                                                                                  $ 23.0                 $ 14.8
Short-term investments                                                                                   6.7                    4.4
Receivables, less allowances of $5.6 in 1999 and $5.0 in 1998                                          113.3                   99.6
Inventories                                                                                            100.3                   97.0
Other current assets                                                                                    16.2                   13.3
                                                                                                      ------                 ------
          Total current assets                                                                         259.5                  229.1
Property, plant and equipment, at cost                                                                 333.6                  300.4
Accumulated depreciation                                                                              (129.9)                (106.8)
                                                                                                      ------                 ------
          Net property, plant and equipment                                                            203.7                  193.6
Long-term investments                                                                                    3.2                    3.2
Goodwill                                                                                               156.1                  157.8
Other assets                                                                                             8.5                    9.5
                                                                                                      ------                 ------
                                                                                                      $631.0                 $593.2
                                                                                                      ======                 ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                                                          $ 41.7                 $  1.9
Current maturities of long-term debt                                                                     0.4                    0.7
Accounts payable and accrued liabilities                                                                91.3                   82.8
Accrued taxes on income                                                                                  4.6                    4.5
                                                                                                      ------                 ------
          Total current liabilities                                                                    138.0                   89.9
Long-term debt                                                                                         202.7                  204.5
Deferred income taxes                                                                                   19.9                   20.1
Other liabilities                                                                                        5.2                    5.3
Shareholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
  None issued and outstanding                                                                             --                     --
Common Stock, $0.10 par value, 200,000,000 shares authorized,
  47,159,455 and 47,941,696 shares issued and outstanding in
  1999 and 1998, respectively                                                                            5.0                    4.9
Paid-in capital                                                                                        118.1                  116.9
Retained earnings                                                                                      171.5                  168.1
Accumulated other comprehensive loss                                                                    (8.2)                  (3.4)
Treasury stock                                                                                         (21.2)                 (13.1)
                                                                                                      ------                 ------
          Total shareholders' equity                                                                   265.2                  273.4
                                                                                                      ------                 ------
                                                                                                      $631.0                 $593.2
                                                                                                      ======                 ======



                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED

                                                                                           MARCH 31, 1999           MARCH 31, 1998
                                                                                           --------------           --------------
OPERATING ACTIVITIES:
Net income                                                                                        $  3.4                    $  7.3
                                                                                                  ------                    ------
Adjustments to reconcile net income to net cash
  provided by operations:
    Depreciation and amortization                                                                    9.0                       7.6
    Deferred income taxes                                                                           (0.2)                      0.5
Changes in assets and liabilities, net of
  businesses acquired:
    Receivables                                                                                     (4.4)                     (1.4)
    Inventories                                                                                      2.5                      (3.0)
    Other current assets                                                                            (2.6)                     (0.7)
    Accounts payable and accrued liabilities                                                        (2.9)                     (4.0)
    Taxes on income                                                                                   --                       2.4
    Other                                                                                           (0.1)                     (0.3)
                                                                                                  ------                    ------
                                                                                                     1.3                       1.1
                                                                                                  ------                    ------
    Net cash provided by operating activities                                                        4.7                       8.4
                                                                                                  ------                    ------

INVESTING ACTIVITIES:
(Increase)in short-term investments                                                                 (2.3)                     (1.3)
Purchases of property, plant and equipment                                                          (7.1)                     (6.7)
Acquisition net of cash acquired                                                                   (24.3)                       --
Other                                                                                                7.2                      (0.6)
                                                                                                  ------                    ------
    Net cash used in investing activities                                                          (26.5)                     (8.6)
                                                                                                  ------                    ------

FINANCING ACTIVITIES:
Increase/(decrease) in short-term debt                                                              39.3                      (6.1)
Additions to long-term debt                                                                        203.2                      30.6
Reductions in long-term debt                                                                      (205.0)                    (22.8)
Purchase of common stock                                                                            (8.1)                       --
Exercise of stock options/Stock Purchase Plan                                                        1.3                       1.0
                                                                                                  ------                    ------
    Net cash  provided by  financing activities                                                     30.7                       2.7
                                                                                                  ------                    ------

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                                                             (0.7)                     (0.5)
                                                                                                  ------                    ------
     Increase in cash                                                                                8.2                       2.0
Cash at beginning of year                                                                           14.8                      13.7
                                                                                                  ------                    ------
Cash at end of period                                                                             $ 23.0                    $ 15.7
                                                                                                  ======                    ======



                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:           GENERAL
The accounting policies followed during interim periods are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Other than Balance Sheet amounts as of December 31, 1998, all amounts contained herein are unaudited.

Reclassifications:
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2:           BUSINESS ACQUISITION
On February 2, 1999, the Company acquired the apparel identification business of Ferguson International PLC ("Ferguson"). The acquisition price was $24.3 and is subject to a final price adjustment based upon the net assets of the business acquired on the transaction date. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition.

NOTE 3:           INVENTORIES
The components of inventories are set forth below:

                                                                                  MARCH 31, 1999                  DECEMBER 31, 1998
                                                                                  --------------                  -----------------
Raw materials                                                                            $ 46.7                           $ 49.3
Work-in-Process                                                                            11.7                             11.8
Finished goods                                                                             41.9                             35.9
                                                                                         ------                           ------
                                                                                         $100.3                           $ 97.0
                                                                                         ======                           ======



NOTE 4:           DUE  TO BANKS
A summary of amounts due to banks is set forth below:

                                                                                          MARCH 31, 1999         DECEMBER 31, 1998
                                                                                          --------------         -----------------
Bank overdrafts                                                                                    $ 3.5                     $ 1.8
Uncommitted Credit Facility (a)                                                                     38.0                        --
Other foreign                                                                                        0.2                       0.1
                                                                                                   -----                     -----
                                                                                                   $41.7                     $ 1.9
                                                                                                   =====                     =====



(a) On March 12, 1999, the Company entered into an agreement with a bank under which the bank provides an unsecured uncommitted facility for the Company to borrow up to $50 at negotiated interest rates for defined periods. The agreement requires the Company to have availability under its revolving credit agreement equal to the amount borrowed under this facility. There was $38 outstanding under this facility at March 31, 1999, at 5.2% interest.

NOTE 5: LONG TERM DEBT
A summary of long-term debt is set forth below:

                                                                                           MARCH 31, 1999          DECEMBER 31, 1998
                                                                                           --------------          -----------------
6.74% Senior Notes                                                                                 $150.0                     $150.0
Unsecured bank credit facility                                                                       44.0                       45.8
Economic Development Revenue Bonds due 2011                                                           8.0                        8.0
Other                                                                                                 1.1                        1.4
                                                                                                   ------                     ------
                                                                                                    203.1                      205.2
Less current maturities                                                                               0.4                        0.7
                                                                                                   ------                     ------
                                                                                                   $202.7                     $204.5
                                                                                                   ======                     ======


NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
A summary of accounts payable and accrued liabilities is set forth below:

                                                                                            MARCH 31, 1999         DECEMBER 31, 1998
                                                                                            --------------         -----------------
Accounts payable                                                                                     $36.9                     $34.8
Accrued payroll costs                                                                                 17.8                      19.2
Other accrued liabilities                                                                             36.6                      28.8
                                                                                                     -----                     -----
                                                                                                     $91.3                     $82.8
                                                                                                     =====                     =====


NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for interest and income taxes is set forth below:

                                                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                             1999                               1998
                                                                                             ----                               ----
Interest                                                                                  $   6.3                            $   4.3
Income Taxes                                                                              $  (3.6)                           $   1.2


NOTE 8: COMPREHENSIVE INCOME/(LOSS)
Statement of Financial Accounting Standards No. 130, effective in 1998, requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below include foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items

                                                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                                   1999                        1998
                                                                                                   ----                        ----
Net income                                                                                      $   3.4                     $   7.3
Foreign currency translation adjustments                                                           (4.8)                       (0.5)
                                                                                                -------                     -------
Comprehensive income (loss)                                                                     $  (1.4)                    $   6.8
                                                                                                =======                     =======

NOTE 9:           EARNINGS PER COMMON  SHARE
The reconciliation of basic and diluted per-share computation is as follows:

                                                FOR THE THREE MONTHS ENDED  MARCH 31,
                                                 1999                            1998
                                                 ----                            ----
Net income                                      $ 3.4                           $ 7.3
                                                =====                           =====

Average common shares (basic)                    47.6                            48.5
    Options and warrants                          0.3                             1.4
                                                -----                           -----
Adjusted average common shares (diluted)         47.9                            49.9
                                                =====                           =====
Earnings per common share:
     Basic                                      $0.07                           $0.15
                                                =====                           =====
     Diluted                                    $0.07                           $0.15
                                                =====                           =====



NOTE 10:          BUSINESS SEGMENTS

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

    Service to the Company's customers requires the Company to manufacture its goods and services globally. For this reason the Company offers the products of its Apparel Identification and its Printing Solutions operations through its International operation. The Company's International operation either manufactures or offers for sale items manufactured by the other business segments. Its customers are those in the apparel industry and the retail supply chain principally in Europe.

    The following table shows the financial information of the Company's business segments. "Corporate" represents amounts not attributable or allocated to the business segments, including corporate administrative expenses, amortization, and restructuring and other special charges.

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                       1999                  1998
                                                                       ----                  ----
Sales to unaffiliated customers:
   Apparel Identification                                             $50.5                 $52.3
   Printing Solutions                                                  59.6                  60.2
   International                                                       44.1                  36.9
                                                                     ------                ------
          Total                                                      $154.2                $149.4
                                                                     ======                ======
Inter-segment sales:
   Apparel Identification                                             $ 2.8                 $ 3.0
   Printing Solutions                                                   5.4                   4.5
   International                                                        0.7                   0.3
                                                                     ------                ------
          Total                                                       $ 8.9                  $7.8
                                                                     ======                ======

Segment operating income:
   Apparel Identification                                             $ 7.7                 $ 7.6
   Printing Solutions                                                   7.4                   6.7
   International                                                        1.9                   2.7
   Corporate                                                          (8.0)                 (2.4)
                                                                     ------                ------
          Total                                                        $9.0                $ 14.6
                                                                     ======                ======



NOTE 11:          RESTRUCTURING  AND  OTHER SPECIAL CHARGES
The Company adopted a plan to streamline its U.S. business segments.
During the three months ended March 31, 1999 the Company recorded $3.3 of restructuring and other special charges. Included in the total charge is severance of $2.1 and $0.4 of costs associated with the consolidation of certain facilities. Substamtially all these costs had been paid as of March 31, 1999. The Apparel Identification business segment consolidated its woven and printed label operations, which resulted in the elimination of approximately 20 managerial and administrative personnel. The Printing Solutions business segment reduced headcount by approximately 50 salaried positions.

NOTE 12: ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES During 1998, the Company cancelled an interest rate hedge agreement with notional value of $20. At March 31, 1999, the Company had hedge agreements with notional value of $80. The fair value of those agreements, based on estimates provided by financial institutions, was a loss of $1.1 and $1.5 at March 31, 1999 and December 31, 1998, respectively.

Since the notional value of the agreements exceeded the amount of variable rate debt outstanding, the fair value of the hedge agreements related to the excess of notional value of the agreements over variable rate debt is reflected in earnings. As of December 31, 1998 and March 31, 1999 the amount of loss reflected in earnings was $0.6.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL AMOUNTS IN THE FOLLOWING DISCUSSION ARE STATED IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA.

OPERATING RESULTS

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                                                           Three Months Ended
                                                                 March 31, 1999          March 31, 1998
                                                                 --------------          --------------
Sales                                                                    100.0%                  100.0%
Cost of sales                                                             62.3                    60.8
                                                                         -----                   -----
    Gross profit                                                          37.7                    39.2
Selling, general and
     Administrative expense                                               28.8                    28.5
Amortization of intangibles                                                1.0                     0.9
Restructuring and other special charges                                    2.1                      --
                                                                         -----                   -----
    Operating income                                                       5.8                     9.8
Interest expense, net                                                      2.4                     2.6
                                                                         -----                   -----
     Income before taxes                                                   3.4                     7.2
Taxes on income                                                            1.2                     2.3
                                                                         -----                   -----
     Net Income                                                            2.2%                    4.9%
                                                                         =====                   =====



FIRST QUARTER 1999 COMPARED WITH 1998

Sales for the three months ended March 31, 1999 increased to $154.2 compared with $149.4 in the three months ended March 31, 1998. Sales by the Company's Apparel Identification and Printing Solutions business segments were down slightly for the three months ended March 31, 1999 compared with March 31, 1998, while those of the International business segment increased by 20% for the three months ended March 31, 1999 compared with March 31, 1998 (See Note 10 of Notes to Consolidated Financial Statements). The increase was due primarily to the acquisition of the apparel identification business of Ferguson International PLC ("Ferguson") (See Note 2 of Notes to Consolidated Financial Statements).

Cost of sales for the three months ended March 31, 1999 increased to $96.0 compared with $90.8 for the three months ended March 31, 1998. As a percent of sales, such costs increased to 62.3% for March 31, 1999 compared with 60.8% for March 31,1998.

Gross profit decreased to $58.2 for the three months ended March 31, 1999 compared with $58.6 for the three months ended March 31, 1998. The gross profit margin was 37.7% for the three months ended March 31,1999 compared with 39.2% for the three months ended March 31, 1998.

Selling, general and administrative expense ("SG&A") increased to $44.4 for the three months ended March 31, 1999, compared with $42.6 for the three months ended March 31, 1998. As a percent of sales, SG&A was 28.8% for March 31,1999 compared with 28.5% for March 31, 1998.

The Company adopted a plan to streamline its U.S. business segments.
During the three months ended March 31, 1999, the Company recorded $3.3 of restructuring and other special charges. Included in the total charge is severance of $2.1 and $0.4 of costs associated with the consolidation of certain facilities. Substantially, all these costs had been paid as of March 31, 1999. The Apparel Identification business segment consolidated its woven and printed label operations, which resulted in the elimination of approximately 20 managerial and administrative personnel. The Printing Solutions business segment reduced headcount by approximately 50 salaried positions.

Operating income decreased to $9.0 for the three months ended March 31, 1999 compared with $14.6 for the three months ended March 31, 1998. The operating margin declined from 9.8% in the three months ended March 31, 1998 to 5.8% in the three months ended March 31, 1999.

Interest expense, net, decreased to $3.7 for the three months ended March 31, 1999 from $3.9 in three months ended March 31,1998. The decrease resulted from lower borrowing levels and lower interest rates related to variable rate borrowings in 1999, offset somewhat by increased cost related to fixed rate borrowings under the $150, 6.74% Senior Notes issued in August 1998.

Income before taxes decreased to $5.3 (3.4% of sales) for the three months ended March 31, 1999 as compared with $10.7 (7.2% of sales) for the three months ended March 31, 1998.

The effective income tax rate was 35% for the three months ended March 31, 1999 compared with 32% for the three months ended March 31, 1998. The overall effective tax rate was impacted by many factors including the expiration of tax incentives in Italy through 1999.

Net income for the three months ended March 31, 1999 was $3.4 (2.2% of sales) compared with $7.3 (4.9% of sales) for the three months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the periods indicated:

                                                                                  Three Months Ended
                                                                  March 31, 1999           March 31, 1998
                                                                  --------------           --------------
Net cash provided by operating activities                                  $ 4.7                    $ 8.4
Net cash used by investing activities                                      (26.5)                    (8.6)
Net cash provided by financing activities                                   30.7                      2.7
                                                                           -----                    -----
Total change in cash (a)                                                   $ 8.9                     $2.5
                                                                           =====                    =====


(a) Before exchange rate effects.


OPERATING ACTIVITIES

Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $4.7 for the three months ended March 31, 1999, compared with $8.4 in 1998.

Depreciation and amortization was $9.0 for the three months ended March 31, 1999 compared with $7.6 for the three months ended March 31, 1998.

INVESTING ACTIVITIES

During the first quarter of 1999 capital expenditures were $7.1 compared with $6.7 in 1998. All new capital projects are carefully analyzed and, other than projects for employee safety and environmental improvement, are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital. The Company currently anticipates capital expenditures of approximately $31 for the year ending December 31, 1999.

On February 2, 1999, the Company acquired the apparel identification business of Ferguson International PLC ("Ferguson"). The acquisition price was $24.3 and is subject to a final price adjustment based upon the net assets of the business acquired on the transaction date. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition.

The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses, and believes that further acquisitions would be of important strategic value.

FINANCING ACTIVITIES

The table below shows the components of total capital for the years indicated:

                                                                                         March 31, 1999           December 31, 1998
                                                                                         --------------           -----------------
Due to banks                                                                                     $ 41.7                      $  1.9
Current maturities of long-term debt                                                                0.4                         0.7
Long-term debt                                                                                    202.7                       204.5
                                                                                                 ------                      ------
  Total debt                                                                                     $244.8                      $207.1
Shareholders' equity                                                                              265.2                       273.4
                                                                                                 ------                      ------
   Total capital                                                                                 $510.0                      $480.5
                                                                                                 ======                      ======
Total debt as a percent of total  capital                                                          48.0%                       43.1%
                                                                                                 ======                      ======


Total debt increased to $244.8 at March 31, 1999, from $207.1 at December 31, 1998, primarily attributable to the acquisition of Ferguson and the repurchase of shares under the Company's stock repurchase plan. At March 31, 1999, total debt as a percent of total capital was 48.0% compared with 43.1% at December 31, 1998.

On March 12, 1999, the Company entered into an agreement with a bank under which the bank provides an unsecured uncommitted facility for the Company to borrow up to $50 at negotiated interest rates for defined periods. The agreement requires the Company to maintain availability under its revolving credit agreement equal to the amount borrowed under this facility. There was $38 outstanding under this facility at March 31, 1999, at 5.2% in interest.

OTHER MATTERS

STOCK REPURCHASE

On July 30, 1998, the Company announced a plan to purchase, from time to time, up to $25 of the Company's common stock as conditions warrant. The repurchased shares will be available for issuance under the employee stock option and purchase plans and other financing activities. On February 12, 1999, the Company announced it had increased the stock repurchase plan from the initial $25 to $40. During the three months ended March 31, 1999 the Company repurchased an additional 942,500 shares at an average price of $8.69.

ASIAN CURRENCY AND ECONOMIC SITUATION

    The Company has worldwide operations, including operations in Asia. While the currency situation is causing some pricing pressure on products made and sold in the U.S., it is also creating opportunities for increased sales in the Pacific Rim by Company subsidiaries located in that region. On the whole, the Company does not expect the current economic situation in Asia to have a material adverse impact upon its future operations.

YEAR 2000

    The Company is actively addressing the Year 2000 ("Y2K") compliance issue, which stems from the inability of certain computer programs and embedded computer micro-controllers to distinguish between the year 1900 and the year 2000 and recognize the Year 2000 as a leap year. Each operating entity within the Company has designated an individual under the general supervision of the Company President, to ensure that each unit achieves timely Y2K readiness. The Company's Audit Committee of the Board of Directors reviews progress quarterly.

STATE OF READINESS. The Company began its internal Y2K assessments and upgrades in 1997. The Company expects nearly all its information technology ("IT") systems to be compliant during the first half of 1999. The Company will devote the remainder of 1999 to testing the readiness of its systems and its major vendors.

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

COST TO ADDRESS Y2K ISSUES. The Company continues to resolve its Y2K issues principally through hardware and software system upgrades and the installation of new computer systems that are Y2K compliant. These upgrades and new systems were the result of scheduled purchases that the Company has made in the ordinary course of business to meet its expanding business needs. These upgrades and new systems have either been expensed or capitalized and the impact of such costs are currently reflected in the Company's operating results. The Company believes that costs specifically relating to Y2K compliance will be less than $0.5 and such costs are not deemed material.

RISKS TO THE COMPANY AND CONTINGENCY PLANS. The Company is conducting inquiries regarding Y2K compliance programs of its key customers and suppliers, including power and telecommunications utilities. No assurance can be given at this time that the Company's customers and suppliers will be Y2K compliant. However, the Company has a contingency plan to qualify alternative vendors, including their Y2K readiness, for those key vendors who cannot demonstrate Y2K readiness. The Company is also developing contingency plans relating to its ability to communicate with its customers. The Company will rely on its existing business continuity plans as a contingency plan for its internal information processing systems.

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

         - order cancellation or reduced bookings by customers or distributors

         -        competitive product offerings and pricing actions

         -        the availability and pricing of key raw materials

         -        productivity improvements in manufacturing

         -        the current economic situation in Asia

         -        completion dates of Y2K compliance activity

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company experiences market risk relative to interest rates. A 10% change in interest rates affecting the Company's floating rate debt instruments would have an insignificant impact on the Company's pretax earnings and cash flows over the next fiscal year. Such a move in interest rates would have no effect on the fair value of the Company's floating rate debt instruments. A 10% increase in interest rates over the life of the interest rate derivatives would cause the fair value of the derivatives to decrease from a liability of $1.1 to $0.6. A 10% decrease would cause the fair value to increase from a liability of $1.1 to $1.6.

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





                                      Paxar Corporation
                                      Registrant



                                      By:  /s/ John Fitzgerald
                                          --------------------------
                                      John Fitzgerald
                                      Vice President and Controller
                                      (Principal Accounting Officer)




                                      May 14, 1999
                                      Date