Form 10-Q
period 1999-06-30
PAXAR CORP
filed 1999-08-11
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (June 30, 1999)

                Common Stock, $0.10 par value: 46,550,406 shares

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

In the opinion of the Company, all adjustments, consisting only of normal recurring accruals and adjustments necessary to present fairly the financial information contained herein, have been included.

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                ---------------------------    -------------------------
                                                   1999           1998           1999           1998
                                                ----------       ----------    --------       ---------

Sales                                             $  167.6       $  156.9       $  321.8       $  306.3

Cost of sales                                        102.3           97.2          198.3          188.0
                                                  --------       --------       --------       --------

       Gross profit                                   65.3           59.7          123.5          118.3

Selling, general and administrative expense           44.1           41.4           88.5           84.0

Amortization of intangibles                            1.5            1.2            3.0            2.6

Restructuring and other special charges                1.7             --            5.0             --
                                                  --------       --------       --------       --------

     Operating income                                 18.0           17.1           27.0           31.7

Interest expense, net                                  3.8            5.9            7.5            9.8
                                                  --------       --------       --------       --------


     Income before taxes                              14.2           11.2           19.5           21.9

Taxes on income                                        5.0            4.0            6.9            7.4
                                                  --------       --------       --------       --------


       Net income                                 $    9.2       $    7.2       $   12.6       $   14.5
                                                  ========       ========       ========       ========


Average common shares outstanding:
  Basic                                               46.5           48.6           47.1           48.5
                                                  ========       ========       ========       ========
  Diluted                                             46.9           49.8           47.4           49.8
                                                  ========       ========       ========       ========

Basic earnings per common share                   $   0.20       $   0.15       $   0.27       $   0.30
                                                  ========       ========       ========       ========

Diluted earnings per common share                 $   0.20       $   0.14       $   0.27       $   0.29
                                                  ========       ========       ========       ========


                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                                        JUNE 30,    DECEMBER 31,
                                                                          1999          1998
                                                                      ----------    ------------
                                                                      (UNAUDITED)
ASSETS
Current assets:
Cash                                                                     $ 21.9        $ 14.8
Short-term investments                                                      7.0           4.4
Receivables, less allowances of $5.7 in 1999 and $5.0 in
  1998                                                                    116.2          99.6
Inventories                                                                92.2          97.0
Other current assets                                                       13.7          13.3
                                                                         ------        ------
          Total current assets                                            251.0         229.1
Property, plant and equipment, at cost                                    338.9         300.4
Accumulated depreciation                                                 (136.8)       (106.8)
                                                                         ------        ------
          Net property, plant and equipment                               202.1         193.6
Long-term investments                                                       3.2           3.2
Goodwill                                                                  158.0         157.8
Other assets                                                               11.9           9.5
                                                                         ------        ------
                                                                         $626.2        $593.2
                                                                         ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                             $ 53.1        $  1.9
Current maturities of long-term debt                                        0.4           0.7
Accounts payable and accrued liabilities                                   92.0          82.8
Accrued taxes on income                                                     5.1           4.5
                                                                         ------        ------
          Total current liabilities                                       150.6          89.9
Long-term debt                                                            183.6         204.5
Deferred income taxes                                                      19.8          20.1
Other liabilities                                                           5.1           5.3
Shareholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
   none issued and outstanding                                               --            --
Common Stock, $0.10 par value, 200,000,000 shares authorized,
   46,550,406 and 47,941,696 shares issued and outstanding in 1999
  and 1998,  respectively                                                   5.0           4.9
Paid-in capital                                                           120.2         116.9
Retained earnings                                                         180.7         168.1
Accumulated other comprehensive loss                                       (9.9)         (3.4)
Treasury stock at cost 3,265,100 shares in 1999 and 1,434,400
  shares in 1998                                                          (28.9)        (13.1)
                                                                         ------        ------
          Total shareholders' equity                                      267.1         273.4
                                                                         ------        ------
                                                                         $626.2        $593.2
                                                                         ======        ======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED

                                                                                 SIX MONTHS ENDED
                                                                          ----------------------------
                                                                          JUNE 30, 1999  JUNE 30, 1998
                                                                          -------------  -------------
OPERATING ACTIVITIES:
Net income                                                                    $ 12.6        $ 14.5
                                                                              ------        ------

Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization                                               18.1          16.8
    Deferred income taxes                                                       (0.3)          0.5
Changes in assets and liabilities, net of business acquired:
    Receivables                                                                 (7.3)         (3.7)
    Inventories                                                                 10.0          (0.8)

    Other current assets                                                        (0.3)         (0.2)
    Accounts payable and accrued liabilities                                    (4.3)          1.6
    Taxes on income                                                              0.5           4.3
    Other                                                                       (0.3)         (0.7)
                                                                              ------        ------
                                                                                16.1          17.8
                                                                              ------        ------
    Net cash provided by operating activities                                   28.7          32.3
                                                                              ------        ------

INVESTING ACTIVITIES:
(Increase) in short-term investments                                            (2.5)         (1.4)
Purchases of property, plant and equipment                                     (12.5)        (16.9)
Acquisition, net of cash acquired                                              (24.2)           --
Other                                                                            3.9          (2.5)
                                                                              ------        ------
    Net cash used in investing activities                                      (35.3)        (20.8)
                                                                              ------        ------

FINANCING ACTIVITIES:
Increase/(decrease) in short-term debt                                          50.7          (8.3)
Additions to long-term debt                                                    285.6          47.6
Reductions in long-term debt                                                  (309.0)        (50.2)
Purchase of common stock                                                       (15.9)           --
Exercise of stock options/Stock Purchase Plan                                    3.3           2.6
                                                                              ------        ------
    Net cash  provided by/(used in) financing
      activities                                                                14.7          (8.3)
                                                                              ------        ------

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                                         (1.0)         (0.2)
                                                                              ------        ------
     Increase in cash                                                            7.1           3.0
Cash at beginning of year                                                       14.8          13.7
                                                                              ------        ------
Cash at end of period                                                         $ 21.9        $ 16.7
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

NOTE 2:           BUSINESS ACQUISITION

On February 2, 1999, the Company acquired the apparel identification business of Ferguson International PLC ("Ferguson"). The acquisition price was $24.2, subject to a final price adjustment based upon the net assets of the business acquired on the transaction date. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The final purchase price allocation is in the process of being finalized.

NOTE 3:           INVENTORIES

The components of inventories are set forth below:

                    JUNE 30, 1999   DECEMBER 31, 1998
                    -------------   -----------------
Raw materials            $37.7          $49.3
Work-in-Process           11.9           11.8
Finished goods            42.6           35.9
                         -----          -----

                         $92.2          $97.0
                         =====          =====

NOTE 4:           DUE  TO BANKS

A summary of amounts due to banks is set forth below:

                                     JUNE 30, 1999   DECEMBER 31, 1998
                                     -------------   -----------------
Bank overdrafts                          $ 3.0          $ 1.8
Uncommitted Credit Facility (a)           50.0             --
Other foreign                              0.1            0.1
                                         -----          -----
                                         $53.1          $ 1.9


(a) On March 12, 1999, the Company entered into an agreement with a bank under which the bank provides an unsecured, uncommitted facility for the Company to borrow up to $50 at negotiated interest rates for defined periods. The agreement requires the Company to have availability under its revolving credit agreement equal to the amount borrowed under this facility. There was $50 outstanding under this facility at June 30, 1999, at an interest rate of 5.25%.

NOTE 5: LONG TERM DEBT A summary of long-term debt is set forth below:

                                                  JUNE 30, 1999     DECEMBER 31, 1998
                                                  -------------     -----------------
6.74% Senior Notes due 2008                            $150.0            $150.0
Unsecured bank credit facility                           25.0              45.8
Economic Development Revenue Bonds due 2011               8.0               8.0
Other                                                     1.0               1.4
                                                       ------            ------
                                                        184.0             205.2
Less current maturities                                   0.4               0.7
                                                       ------            ------
                                                       $183.6            $204.5
                                                       ======            ======

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES A summary of accounts payable and accrued liabilities is set forth below:

                                 JUNE 30, 1999   DECEMBER 31, 1998
                                 -------------   -----------------
Accounts payable                     $34.4            $34.8
Accrued payroll costs                 17.9             19.2
Other accrued liabilities             39.7             28.8
                                     -----            -----
                                     $92.0            $82.8
                                     =====            =====


NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION Cash paid for interest and income taxes is set forth below:

                      FOR THE SIX MONTHS ENDED JUNE 30,
                      ---------------------------------
                         1999               1998
                        -------            -------
Interest                $   8.0            $   8.5
Income Taxes            $   0.4            $   1.7


NOTE 8:           COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, effective in 1998, requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------
                                                     1999                1998
                                                    -------             -------
Net income                                          $  12.6             $  14.5
Foreign currency translation adjustments               (6.5)                0.5
                                                    -------             -------
    Comprehensive income                            $   6.1             $  15.0
                                                    =======             =======

NOTE 9:           EARNINGS PER COMMON  SHARE

The reconciliation of basic and diluted per-share computation is as follows:

                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------
                                                      1999                1998
                                                    --------            --------
Net income                                          $   12.6            $   14.5
                                                    ========            ========

Average common shares (basic)                           47.1                48.5
    Options and warrants                                 0.3                 1.3
                                                    --------            --------
Adjusted average common shares (diluted)                47.4                49.8
                                                    ========            ========

Earnings per common share:
     Basic                                          $   0.27            $   0.30
                                                    ========            ========
     Diluted                                        $   0.27            $   0.29
                                                    ========            ========


NOTE 10:          BUSINESS SEGMENTS

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998.

    The Company has decided to revise its presentation of business segment information beginning with reports issued for the period ended June 30, 1999. Effective June 30, 1999, the reporting for the Printing Solutions segment will be discontinued. This single segment will be replaced by the following two segments: (1) Identification and Bar Code Solutions; and (2) Thermal Transfer Ribbons. The Company believes that the disaggregating of the former Printing Solutions segment into its constituent parts is appropriate because the new presentation conforms to the Company's current management and reporting structure.

    The Company operates the following business segments: Apparel
Identification, Identification and Bar Code Solutions, Thermal Transfer Ribbons, and International. The Company evaluates performance based on operating income of its business segments before corporate expenses, amortization, non-recurring charges, interest, income taxes and extraordinary items.

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

    The Company's Identification and Bar Code Solutions operations market and distribute (i) electronic bar code printers, which are used in a wide range of retail and industrial applications, including inventory management and distribution systems, and (ii) hand-held, mechanical labeling devices that print pressure-sensitive (i.e., adhesive-backed) price and other identification labels and affix them onto merchandise for retailers.

    The Company's Thermal Transfer Ribbons operation is also the largest manufacturer in North America of thermal transfer ribbons for numerous diverse applications. These thermal transfer ribbons are used in bar code printers to print single-color and multi-color tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, retail price tag, packaging and medical applications. In addition to thermal transfer ribbons, the Company manufactures and markets other supplies used in both its mechanical labelers and bar code printers and provides comprehensive service to its installed base of machines.

    Service to the Company's customers requires the Company to manufacture its goods and services globally. For this reason the Company offers the products of its Apparel Identification, Identification and Bar Code Solutions and Thermal Transfer Ribbons operations through its International operation. The Company's International operation either manufactures or offers for sale items manufactured by the other business segments. Its customers are those in the apparel industry and the retail supply chain principally in Europe.

    The following table shows the financial information of the Company's business segments. "Corporate" represents amounts not attributable or allocated to the business segments, including corporate administrative expenses, amortization, and restructuring and other special charges.

                                                 FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------     ---------------------------------
                                                     1999                1998                1999                1998
                                                    -------             -------             -------             -------
Sales to unaffiliated customers:
   Apparel Identification                           $  61.8             $  54.9             $ 112.3             $ 107.2
   Identification and Bar Code Solutions               39.2                42.8                78.8                83.4
   Thermal Transfer Ribbons                            20.2                21.7                40.2                41.3
   International                                       46.4                37.5                90.5                74.4
                                                    -------             -------             -------             -------
          Total                                     $ 167.6             $ 156.9             $ 321.8             $ 306.3
                                                    =======             =======             =======             =======
Inter-segment sales:
   Apparel Identification                           $   2.1             $   4.0             $   4.9             $   7.0
   Identification and Bar Code Solutions                3.2                 3.9                 6.7                 7.4
   Thermal Transfer Ribbons                             2.7                 2.5                 6.1                 5.2
   International                                        2.1                 1.0                 2.8                 1.3
                                                    -------             -------             -------             -------
          Total                                     $  10.1             $  11.4             $  20.5             $  20.9
                                                    =======             =======             =======             =======
Segment operating income:
   Apparel Identification                           $  12.6             $  10.0             $  20.3             $  17.6
   Identification and Bar Code Solutions                6.9                 5.0                11.7                 9.5
   Thermal Transfer Ribbons                             3.0                 2.5                 5.6                 4.7
   International                                        3.6                 2.9                 5.5                 5.6
   Corporate and other                                 (8.1)               (3.3)              (16.1)               (5.7)
                                                    -------             -------             -------             -------
          Total                                     $  18.0             $  17.1             $  27.0             $  31.7
                                                    =======             =======             =======             =======

NOTE 11:          RESTRUCTURING  AND  OTHER SPECIAL CHARGES

The Company adopted a plan to streamline its U.S. and U.K. businesses. During the six months ended June 30, 1999, the Company recorded $5.0 of restructuring and other special charges. Included in the total charge is severance of $3.3 and $1.1 of costs associated with the consolidation of certain facilities. Substantially all these costs had been paid as of June 30, 1999. The Apparel Identification business segment consolidated its woven and printed label operations, which resulted in the elimination of approximately 20 managerial and administrative personnel. The Identification and Bar Code business segment reduced headcount by approximately 65 salaried positions.

NOTE 12:          ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At June 30, 1999, the Company had hedge agreements with notional value of $80. The fair value of those agreements, based on estimates provided by financial institutions, was $79.4 at June 30, 1999.

Since the notional value of the agreements exceeds the amount of variable rate debt outstanding, the fair value of the hedge agreements related to the excess of notional value of the agreements over variable rate debt is reflected in earnings. Through December 31, 1998 the amount of loss reflected in earnings was $0.6; there was no earnings effect in the six months June 30, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 2000.

The Company has not yet quantified the impacts of adopting Statement 133 on the financial statements and has not determined the timing or method of its adoption of Statement 133. However, based on current interest rate levels, and derivative activity the Company believes that the adoption of this statement would not have a material impact on the Company's results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL AMOUNTS IN THE FOLLOWING DISCUSSION ARE STATED IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA.

OPERATING RESULTS

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                       -------------------------             -------------------------
                                                         1999               1998               1999               1998
                                                       ------             ------             ------             ------
Sales                                                   100.0%             100.0%             100.0%             100.0%
Cost of sales                                            61.0               62.0               61.6               61.4
                                                       ------             ------             ------             ------
    Gross profit                                         39.0               38.0               38.4               38.6
Selling, general and administrative expense              26.3               26.3               27.5               27.4
Amortization of intangibles                               1.0                0.9                1.0                0.9
Restructuring and other special charges                   1.0                 --                1.6                 --
                                                       ------             ------             ------             ------
    Operating income                                     10.7               10.8                8.3               10.3
Interest expense, net                                     2.3                3.7                2.3                3.2
                                                       ------             ------             ------             ------
     Income before taxes                                  8.4                7.1                6.0                7.1
Taxes on income                                           3.0                2.6                2.1                2.4
                                                       ------             ------             ------             ------
     Net income                                           5.4%               4.5%               3.9%               4.7%
                                                       ======             ======             ======             ======


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH JUNE 30, 1998

Sales for the three months ended June 30, 1999 increased to $167.6 compared with $156.9 in the three months ended June 30, 1998. The increase was due primarily to the acquisition of the apparel identification business of Ferguson International PLC ("Ferguson"). (See Note 2 of Notes to Consolidated Financial Statements.) The Company has decided to revise its presentation of business segment information beginning with reports issued for the period ended June 30, 1999. Effective June 30, 1999, the reporting for the Printing Solutions segment will be discontinued. This single segment will be replaced by the following two segments: (1) Identification and Bar Code Solutions; and (2) Thermal Transfer Ribbons. The Company believes that the disaggregating of the former Printing Solutions segment into its constituent parts is appropriate because the new presentation conforms to the Company's current management and reporting structure. Sales by the Company's Identification and Bar Code Solutions and Thermal Transfer Ribbon business segments were down slightly for the three months ended June 30, 1999 compared with June 30, 1998, while sales of the Apparel Identification business increased by 12% and the International business segment increased by 24%. (See Note 10 of Notes to Consolidated Financial Statements.)

Cost of sales for the three months ended June 30, 1999 increased to $102.3 compared with $97.2 for the three months ended June 30, 1998. As a percent of sales, such costs decreased to 61% for June 30, 1999 compared with 62% for June 30,1998.

Gross profit increased to $65.3 for the three months ended June 30, 1999 compared with $59.7 for the three months ended June 30, 1998. The gross profit margin was 39% for the three months ended June 30, 1999 compared with 38% for the three months ended June 30, 1998.

Selling, general and administrative expense ("SG&A") increased to $44.1 for the three months ended June 30, 1999, compared with $41.4 for the three months ended June 30, 1998. As a percent of sales, SG&A was 26.3% for both the three month periods ended June 30, 1999 and June 30, 1998. The increase in SG&A was due primarily to the acquisition of the apparel identification business of Ferguson International PLC ("Ferguson"). (See Note 2 of Notes to Consolidated Financial Statements.)

The Company adopted a plan to streamline its U.S. and U.K. businesses. During the three months ended June 30, 1999, the Company recorded $1.7 of restructuring and other special charges. Included in the total charge are $0.8 of severance and $0.9 of costs associated with the consolidation of certain facilities. Substantially all these costs had been paid as of June 30, 1999.

Operating income increased to $18.0 for the three months ended June 30, 1999 compared with $17.1 for the three months ended June 30, 1998. The operating margin was 10.8% for the three months ended June 30, 1998 compared with 10.7% in the three months ended June 30, 1999. Before restructuring and other special charges, operating income for the three months ended June 30, 1999 was $19.7 or 11.8% of sales.

Interest expense, net, decreased to $3.8 for the three months ended June 30, 1999, from $5.9 for the three months ended June 30, 1998. Interest expense for the three months ended June 30, 1998, included a $2.2 non-recurring charge resulting from an unauthorized interest rate speculation. The increase in interest expense, net of the speculation loss, resulted from increased average borrowings during the three months in 1999 attributable primarily to the acquisition of Ferguson and the repurchase of the Company's common stock, as well as the higher interest rate related to the $150, 6.74% Senior Notes issued in August, 1998, offset somewhat by lower rates related to variable rate borrowings in 1999.

Income before taxes increased to $14.2 (8.4% of sales) for the three months ended June 30, 1999 as compared with $11.2 (7.1% of sales) for the three months ended June 30, 1998.

The effective income tax rate was 35% for the three months ended June 30, 1999 compared with 36% for the three months ended June 30, 1998.

Net income for the three months ended June 30, 1999 was $9.2 (5.4% of sales) compared with $7.2 (4.5% of sales) for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH JUNE 30, 1998

Sales for the six months ended June 30, 1999 increased to $321.8 compared with $306.3 in the six months ended June 30, 1998. The increase was due primarily to the acquisition of Ferguson's apparel identification business. (See Note 2 of Notes to Consolidated Financial Statements.) The Company has decided to revise it presentation of business segment information beginning with reports issued for the period ended June 30, 1999. Effective June 30, 1999, the reporting for the Printing Solutions segment will be discontinued. This single segment will be replaced by the following two segments: (1) Identification and Bar Code Solutions; and (2) Thermal Transfer Ribbons. The Company believes that the disaggregating of the former Printing Solutions segment into its constituent parts is appropriate because the new presentation conforms to the Company's current management and reporting structure. Sales by the Company's Identification and Bar Code Solutions; and Thermal Transfer Ribbons business segment were down slightly for the six months ended June 30, 1999 compared with June 30, 1998, while those of the Apparel Identification business segment increased by 5% and the International business segment increased by 22% . (See
Note 10 of Notes to Consolidated Financial Statements.)

Cost of sales for the six months ended June 30, 1999 increased to $198.3 compared with $188.0 for the six months ended June 30, 1998. As a percent of sales, such costs increased slightly to 61.6% for June 30, 1999 compared with
61.4 for June 30,1998.

Gross profit increased to $123.5 for the six months ended June 30, 1999 compared with $118.3 for the six months ended June 30, 1998. The gross profit margin was
38.4 for the six months ended June 30, 1999 compared with 38.6% for the six months ended June 30, 1998.

SG&A increased to $88.5 for the six months ended June 30, 1999, compared with $84.0 for the six months ended June 30, 1998. As a percent of sales, SG&A was 27.5% for June 30, 1999 compared with 27.4% for June 30, 1998. The increase was due primarily to the acquisition of Ferguson's apparel identification business. (See Note 2 of Notes to Consolidated Financial Statements.)

During the six months ended June 30, 1999, the Company recorded $5.0 of restructuring and other special charges in connection with its plan to streamline its U.S. and U.K. businesses. Included in the total charge are severance of $3.3 and $1.1 of costs associated with the consolidation of certain facilities. Substantially all these costs had been paid as of June 30, 1999. The Apparel Identification business segment consolidated its woven and printed label operations, which resulted in the elimination of approximately 20 managerial and administrative personnel. The Identification and Bar Code Solutions business segment reduced headcount by approximately 65 salaried positions.

Operating income decreased to $27.0 for the six months ended June 30, 1999 compared with $31.7 for the six months ended June 30, 1998. The operating margin declined from 10.3% in the six months ended June 30, 1998 to 8.3% in the six months ended June 30, 1999. Before restructuring and other special charges, operating income for the six months ended June 30, 1999 was $32.0 or 9.9% of sales.

Interest expense, net, decreased to $7.5 for the six months ended June 30, 1999, from $9.8 for the six months ended June 30, 1999. Interest expense for the six months ended June 30, 1998, included a $2.2 non-recurring charge resulting from an unauthorized interest rate speculation. The decrease in interest expense, net of the speculation loss resulted from lower average borrowing and lower rates related to variable rate borrowings, offset somewhat by the higher interest rate related to the $150, 6.74% Senior Notes issued in August, 1998. Average borrowings for the six months in 1999 were lower than average borrowings in 1998, due to the timing of borrowings related to the Ferguson acquisition and common stock repurchases during 1999.

Income before taxes decreased to $19.5 (6.0% of sales) for the six months ended June 30, 1999 as compared with $21.9 (7.1% of sales) for the six months ended June 30, 1998.

The effective income tax rate was 35% for the six months ended June 30, 1999 compared with 34% for the six months ended June 30, 1998. The overall effective tax rate was impacted by many factors including the expiration of tax incentives in Italy during 1999.

Net income for the six months ended June 30, 1999 was $12.6 (3.9% of sales) compared with $14.5 (4.7% of sales) for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the periods indicated:


                                                                 Six Months Ended
                                                           -------------------------------
                                                           June 30, 1999     June 30, 1998
                                                           -------------     -------------
Net cash provided by operating activities                       $28.7             $32.3
Net cash used by investing activities                           (35.3)            (20.8)
Net cash provided by /(used in) financing activities             14.7              (8.3)
                                                                -----             -----
     Total change in cash (a)                                   $ 8.1             $ 3.2
                                                                =====             =====

 (a)          Before exchange rate effects.

OPERATING ACTIVITIES

Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $28.7 for the six months ended June 30, 1999, compared with $32.3 for the same period in 1998.

Depreciation and amortization was $18.1 for the six months ended June 30, 1999 compared with $16.8 for the six months ended June 30, 1998.

INVESTING ACTIVITIES

During the six months ended June 30, 1999 capital expenditures were $12.5 compared with $16.9 in the 1998 period. All new capital projects are carefully analyzed and, other than projects for employee safety and environmental improvement, are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital. The Company currently anticipates capital expenditures of approximately $31 for the year ending December 31, 1999.

On February 2, 1999, the Company acquired Ferguson's apparel identification business. The acquisition price was $24.2 subject to a final price adjustment based upon the net assets of the business acquired on the transaction date. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition.

The Company intends to continue its growth, in part by acquisitions of complementary or related businesses, and believes that further acquisitions would be of important strategic value.

FINANCING ACTIVITIES
The table below shows the components of total capital for the periods indicated:

                                                 June 30, 1999      December 31, 1998
                                                 -------------      -----------------
Due to banks                                         $ 53.1             $  1.9
Current maturities of long-term debt                    0.4                0.7
Long-term debt                                        183.6              204.5
                                                     ------             ------
  Total debt                                         $237.1             $207.1
Shareholders' equity                                  267.1              273.4
                                                     ------             ------
   Total capital                                     $504.2             $480.5
                                                     ======             ======
Total debt as a percent of total  capital              47.0%              43.1%
                                                     ======             ======

Total debt increased to $237.1 at June 30, 1999, from $207.1 at December 31, 1998. The increase is primarily attributable to the acquisition of the Ferguson assets and the repurchase of shares under the Company's stock repurchase plan. At June 30, 1999, total debt as a percent of total capital was 47.0% compared with 43.1% at December 31, 1998.

On March 12, 1999, the Company entered into an agreement with a bank under which the bank provides an unsecured uncommitted facility for the Company to borrow up to $50 at negotiated interest rates for defined periods. The agreement requires the Company to maintain availability under its revolving credit agreement equal to the amount borrowed under this facility. There was $50 outstanding under this facility at June 30, 1999, at an interest rate of 5.25%.

OTHER MATTERS

STOCK REPURCHASE

On July 30, 1998, the Company announced a plan to purchase, from time to time, up to $25 of the Company's common stock as conditions warrant. The repurchased shares will be available for issuance under the employee stock option and purchase plans and other financing activities. On February 12, 1999, the Company announced it had increased the stock repurchase plan from the initial $25 to $40. During the six months ended June 30, 1999, the Company repurchased 1,830,700 shares at an average price of $8.675. Since July 30, 1998, the Company repurchased 3,265,100 shares at an average price of $8.8613.

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

STATE OF READINESS. The Company began its internal Y2K assessments and upgrades in 1997. The Company brought nearly all its information technology ("IT") systems into compliance during the first half of 1999. The Company will devote the remainder of 1999 to completing remediation of the few non-compliant applications and testing the readiness of its systems and those major vendors.

    The Company has also assessed non-IT systems in the products it sells and the products it uses in its own manufacturing processes. Non-IT systems are those with embedded technology such as micro controllers. Non-IT systems in products the Company sells are Y2K compliant. Manufacturing equipment used by the Company that contains embedded systems has also been assessed, and any required remediation has been performed. All systems will continue to be tested during the remainder of 1999.

COST TO ADDRESS Y2K ISSUES. The Company continues to resolve its Y2K issues principally through hardware and software system upgrades and the installation of new computer systems that are Y2K compliant. These upgrades and new systems were the result of scheduled purchases that the Company has made in the ordinary course of business to meet its expanding business needs. These upgrades and new systems have either been expensed or capitalized, and the impact of such costs is currently reflected in the Company's operating results. The Company believes that costs specifically relating to Y2K compliance will be less than $0.5, and such costs are not deemed material.

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

EURO CONVERSION

    As part of the European Economic Monetary Union (EMU), a single currency ("Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies scheduled to be removed from circulation over the next three years. During this transition period, the Euro and the local currencies will jointly circulate. The Company's European operations are preparing to be fully Euro compliant by the end of calendar year 1999, well in advance of the conversion date of January 1, 2002. To the extent that certain customers request Euro invoices, before the full phase-in of the Company's Euro compliant systems, these individual requests can be accommodated by the Company under its existing IT system. The cost to convert the Company's software and business processes to become Euro compliant is not expected to be material.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company experiences market risk relative to interest rates. A 10% change in interest rates affecting the Company's floating rate debt instruments would have an insignificant impact on the Company's pretax earnings and cash flows over the next fiscal year. Such a move in interest rates would have no effect on the fair value of the Company's floating rate debt instruments. A 10% increase in interest rates over the life of the interest rate derivatives would cause the fair value of the derivatives to decrease from a liability of $0.6 to a liability of $0.3. A 10% decrease would cause the fair value to increase from a liability of $0.6 to a liability of $0.9.

                           PART II. OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 1999 the Company held its Annual Meeting of Shareholders to elect five Directors to serve a two-year term; to amend its Restated Certificate of Incorporation to permit it to make loans to directors who are also officers as permitted by Section 714 of the New York Business Corporation Law; and to ratify the appointment of Arthur Andersen LLP as its independent public accountants for the year ending December 31, 1999. The nominees for election to the Board of Directors received the following votes cast:

                                      FOR ELECTION                WITHHOLDING AUTHORITY
                                      ------------                ---------------------

Victor Hershaft                        42,256,416                        538,516
Craig O. Morrison (1)                  42,235,471                        559,461
Jack Becker                            41,815,997                        978,935
Leo Benatar                            42,265,374                        529,558
David E. McKinney                      42,260,774                        534,158

(1) Craig O. Morrison resigned as an officer and director of the Company effective June 4, 1999.

Holders of 29,513,166 shares voted for the amendment of the Company's Restated Certificate of Incorporation to permit it to make loans to directors who are also officers as permitted by Section 714 of the New York Business Corporation Law, 3,432,263 were voted against, and there were 234,806 abstentions.

Holders of 42,640,855 shares voted for the ratification of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1999, 109,132 were voted against, and there were 44,944 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit Index
         10.1  Change of Control Employment Agreement
         10.2  Uncommitted Credit Facility
         10.3  Omitted Exhibit to Uncommitted Credit Facility
         10.4  Promissory Note from Registrant to Centric Capital Corporation
         27.1  Financial Data Schedule


b) Reports on Form 8-K
        None

                       PAXAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Paxar Corporation
                                   Registrant




                                   By:  /s/ John Fitzgerald
                                       ----------------------------------
                                       John Fitzgerald
                                       Vice President and Controller
                                       (Principal Accounting Officer)




                                    August 11, 1999
                                    ----------------
                                    Date