Form 10-Q
period 1999-09-30
PAXAR CORP
filed 1999-11-10
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from              to
                                         ------------    -------------

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

                                 (914) 697-6800
                                 --------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (September 30, 1999)

                Common Stock, $0.10 par value: 46,708,922 shares

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

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   Three Months Ended               Nine Months Ended
                                                   ------------------               -----------------
                                                      September 30,                   September 30,
                                                      -------------                   -------------
                                                  1999             1998            1999            1998
                                                  ----             ----            ----            ----
Sales                                           $166.6           $153.8          $488.4          $460.1

Cost of sales                                    101.4             93.6           299.7           281.6
                                                ------           ------          ------          ------
       Gross profit                               65.2             60.2           188.7           178.5

Selling, general and administrative expense       44.8             42.1           133.3           126.1

Amortization of intangibles                        1.7              1.4             4.7             4.0

Restructuring and other special charges              -                -             5.0               -
                                                ------           ------          ------          ------

       Operating income                           18.7             16.7            45.7            48.4

Interest expense, net                              3.6              1.1            11.1            10.9
                                                ------           ------          ------          ------

       Income before taxes                        15.1             15.6            34.6            37.5

Taxes on income                                    5.3              4.6            12.2            12.0
                                                ------           ------          ------          ------

       Net income                               $  9.8           $ 11.0          $ 22.4          $ 25.5
                                                ======           ======          ======          ======


Average common shares outstanding:

   Basic                                          46.3             48.2            46.8            48.5
                                                  ====             ====            ====            ====
   Diluted                                        46.6             48.9            47.3            49.6
                                                  ====             ====            ====            ====

Basic earnings per common share                  $0.21            $0.23           $0.48           $0.53
                                                 =====            =====           =====           =====

Diluted earnings per common share                $0.21            $0.22           $0.47           $0.51
                                                 =====            =====           =====           =====

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                            1999            1998
                                                                                       --------------    -----------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
Cash                                                                                       $  22.0       $  14.8
Short-term investments                                                                         9.3           4.4
Receivables, less allowances of $7.6 in 1999 and $5.0 in
  1998                                                                                       120.9          99.6
Inventories                                                                                   92.7          97.0
Other current assets                                                                          14.3          13.3
                                                                                             -----         -----
          Total current assets                                                               259.2         229.1
Property, plant and equipment, at cost                                                       348.4         300.4
Accumulated depreciation                                                                    (144.2)       (106.8)
                                                                                            ------        ------
          Net property, plant and equipment                                                  204.2         193.6
Goodwill                                                                                     158.5         157.8
Other assets                                                                                  15.0          12.7
                                                                                            ------        ------
                                                                                           $ 636.9       $ 593.2
                                                                                           =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                                               $  49.2       $   1.9
Current maturities of long-term debt                                                           0.3           0.7
Accounts payable and accrued liabilities                                                      96.2          82.8
Accrued taxes on income                                                                        8.4           4.5
                                                                                            ------        ------
          Total current liabilities                                                          154.1          89.9
Long-term debt                                                                               178.2         204.5
Deferred income taxes                                                                         19.9          20.1
Other liabilities                                                                              5.0           5.3
Shareholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
   none issued and outstanding                                                                  --            --
Common Stock, $0.10 par value, 200,000,000 shares authorized,
   46,708,922 and 47,941,696 shares issued and outstanding in 1999
   and 1998,  respectively                                                                     4.7           4.9
Paid-in capital                                                                               92.8         116.9
Retained earnings                                                                            190.5         168.1
Accumulated other comprehensive loss                                                          (8.3)         (3.4)
Treasury stock at cost 1,434,400 shares in 1998                                                 --         (13.1)
                                                                                            ------        ------
          Total shareholders' equity                                                         279.7         273.4
                                                                                            ------        ------
                                                                                           $ 636.9       $ 593.2
                                                                                           =======       =======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                             1999                    1998
                                                                             ----                    ----
OPERATING ACTIVITIES:
Net income                                                                $  22.4                 $  25.5
                                                                          -------                 -------
Adjustments to reconcile net income to net cash
 provided by operations:
     Depreciation and amortization                                           27.6                    24.1
     Deferred income taxes                                                   (0.2)                    0.6
Changes in assets and liabilities, net of
 business acquired:
     Receivables                                                            (11.9)                   (3.6)
     Inventories                                                              9.5                     0.2
     Other current assets                                                    (0.9)                    0.7
     Accounts payable and accrued liabilities                                 1.2                     1.2
     Taxes on income                                                          3.7                     7.3
     Other                                                                   (0.2)                   (0.4)
                                                                             ----                    ----
                                                                             28.8                    30.1
                                                                             ----                    ----
     Net cash provided by operating activities                               51.2                    55.6
                                                                             ----                    ----

INVESTING ACTIVITIES:
(Increase) in short-term investments                                         (4.8)                   (6.1)
Purchases of property, plant and equipment                                  (21.0)                  (29.0)
Acquisition related                                                         (25.5)                   11.2
Other                                                                         1.8                     2.2
                                                                            -----                   -----
     Net cash used in investing activities                                  (49.5)                  (21.7)
                                                                            -----                   -----

FINANCING ACTIVITIES:
Increase/(decrease) in short-term debt                                       46.8                   (28.1)
Additions to long-term debt                                                 363.3                   234.8
Reductions in long-term debt                                               (392.2)                 (231.0)
Purchase/retirement of common stock                                         (15.9)                   (9.3)
Exercise of stock options/Stock Purchase Plan                                 4.5                     3.5
                                                                           ------                  ------

     Net cash  provided by/(used in) financing
      activities                                                              6.5                   (30.1)
                                                                            -----                   -----

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                                      (1.0)                    0.6
                                                                            -----                   -----
     Increase in cash                                                         7.2                     4.4
Cash at beginning of year                                                    14.8                    13.7
                                                                          -------                 -------
Cash at end of period                                                     $  22.0                 $  18.1
                                                                          =======                 =======

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1: GENERAL
The accounting policies followed during interim periods are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Other than Balance Sheet amounts as of December 31, 1998, all amounts herein are unaudited.

Reclassifications:
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2: BUSINESS ACQUISITION
On February 2, 1999, the Company acquired the apparel identification business of Ferguson International PLC ("Ferguson"). The acquisition price was $24.3, subject to a final price adjustment based upon the net assets of the business acquired on the transaction date. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The final purchase price allocation is in the process of being finalized. The excess of the purchase price and transaction costs over the fair value of net assets acquired will be recorded as goodwill.

NOTE 3: INVENTORIES
The components of inventories are set forth below:

                             SEPTEMBER 30, 1999        DECEMBER 31, 1998
                             ------------------        -----------------
Raw materials                             $38.2                    $49.3
Work-in-Process                            10.9                     11.8
Finished goods                             43.6                     35.9
                                          -----                    -----
                                          $92.7                    $97.0
                                          =====                    =====

NOTE 4: DUE TO BANKS
A summary of amounts due to banks is set forth below:

                                     SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                     ------------------    -----------------
Bank overdrafts                                  $  3.2                $ 1.8
Uncommitted Credit Facility (a)                    46.0                    -
Other foreign                                         -                  0.1
                                                 ------                -----
                                                 $ 49.2                $ 1.9
                                                 ======                =====

(a) On March 12, 1999, the Company entered into an agreement with a bank under which the bank provides an unsecured, uncommitted facility for the Company to borrow up to $50 at negotiated interest rates for defined periods. The agreement requires the Company to have availability under its revolving credit agreement equal to the amount borrowed under this facility. There was $46 outstanding under this facility at September 30, 1999, at an interest rate of 5.275%.

NOTE 5: LONG-TERM DEBT
A summary of long-term debt is set forth below:

                                                SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                                ------------------        -----------------
6.74% Senior Notes due 2008                                $ 150.0                  $ 150.0
Unsecured bank credit facility                                11.7                     45.8
Economic Development Revenue Bonds due 2011                    8.0                      8.0
Industrial Revenue Development Bond due 2019                   8.0                        -
Other                                                          0.8                      1.4
                                                            ------                    -----
                                                             178.5                    205.2
Less current maturities                                        0.3                      0.7
                                                            ------                    -----
                                                           $ 178.2                  $ 204.5
                                                           =======                  =======

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
A summary of accounts payable and accrued liabilities is set forth below:

                                                  SEPTEMBER 30, 1999              DECEMBER 31, 1998
                                                  ------------------              -----------------
Accounts payable                                               $39.3                          $34.8
Accrued payroll costs                                           18.4                           19.2
Other accrued liabilities                                       38.5                           28.8
                                                                ----                           ----
                                                               $96.2                          $82.8
                                                               =====                          =====

NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes is set forth below:

                                        FOR THE NINE MONTHS ENDED
                                        --------------------------
                                             SEPTEMBER 30,
                                             -------------
                                    1999                        1998
                                    ----                        ----
Interest                           $14.1                        $8.4
Income Taxes                       $ 2.6                        $3.0

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

                                              FOR THE NINE MONTHS ENDED
                                              -------------------------
                                                      SEPTEMBER 30,
                                                     -------------
                                             1999                  1998
                                             ----                  ----
Net income                                  $22.4                 $25.5
Foreign currency translation adjustments     (4.9)                  2.0
                                            -----                 -----
    Comprehensive income                    $17.5                 $27.5
                                            =====                 =====

NOTE 9: EARNINGS PER COMMON SHARE
The reconciliation of basic and diluted per-share computations is as follows:

                                                                FOR THE NINE MONTHS ENDED
                                                                -------------------------
                                                                       SEPTEMBER 30,
                                                                       -------------
                                                            1999                           1998
                                                            ----                           ----
Net income                                                 $22.4                          $25.5
                                                           =====                          =====

Average common shares (basic)                               46.8                           48.5
    Options and warrants                                     0.5                            1.1
                                                            ----                           ----
Adjusted average common shares (diluted)                    47.3                           49.6
                                                            ====                           ====

Earnings per common share:
     Basic                                                 $0.48                          $0.53
                                                           =====                          =====
     Diluted                                               $0.47                          $0.51
                                                           =====                          =====

NOTE 10: BUSINESS SEGMENTS
     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998.

     The Company revised its presentation of business segment information beginning with reports issued for the period ended June 30, 1999. Effective June 30, 1999, the reporting for the Printing Solutions segment was discontinued. This single segment has been replaced by the following two segments: (1) Identification and Bar Code Solutions; and (2) Thermal Transfer Ribbons. The Company believes the disaggregation of the former Printing Solutions segment into its constituent parts is appropriate because the new presentation conforms to the Company's current management and reporting structure.

     The Company operates the following business segments: Apparel Identification, Identification and Bar Code Solutions, Thermal Transfer Ribbons, and International. The Company evaluates performance based on operating income of its business segments before corporate expenses, amortization, non-recurring charges, interest, income taxes and extraordinary items.

     The Company's Apparel Identification operations manufacture products for and provide services specifically to the apparel and textile industries. Hot-stamp systems, consisting mainly of printers and related supplies and services, are sold to Company customers for in-plant label printing. Electronic printing systems, consisting of printers and related supplies and services, are used by customers to print data on labels and tags to provide accurate product, inventory and point of sale information for integration with sophisticated data systems. Labels and tags are attached to apparel by manufacturers and retailers to identify and promote their products, allow automated data collection and provide brand identification and consumer information such as country of origin, size, fabric content and care instructions. Labels are attached to garments early in the manufacturing process and must withstand all production processes and remain legible through washing and dry cleaning by the end user. The Company's products also include tags and labels for sheets, towels, pillow cases and other white goods. The Company's Apparel Identification operations are primarily located in North America. A significant portion of the Company's products are delivered to apparel manufacturers located in Asia and Mexico whose products are sold in the U.S.

     The Company's Identification and Bar Code Solutions operations manufacture, market and distribute (i) electronic bar code printers, which are used in a wide range of retail and industrial applications, including inventory management and distribution systems, and (ii) hand-held, mechanical labeling devices that print pressure-sensitive (i.e., adhesive-backed) price and other identification labels and affix them onto merchandise for retailers. The Company manufactures and markets other supplies used in both its mechanical labelers and bar code printers and provides comprehensive service to its installed base of machines.

     The Company's Thermal Transfer Ribbons operation is the largest manufacturer in North America of thermal transfer ribbons for numerous diverse applications. These thermal transfer ribbons are used in bar code printers to print single-color and multi-color tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, and retail price tag, packaging and medical applications. In addition, the Company manufactures thermal transfer ribbons for facsimile machines, signage and a wide variety of other applications.

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

     The following table shows the financial information of the Company's business segments. "Corporate" represents amounts not attributable or allocated to the business segments, including corporate administrative expenses, and restructuring and other special charges.


                                                         FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                         --------------------------              -------------------------
                                                                SEPTEMBER 30,                           SEPTEMBER 30,
                                                                -------------                           -------------
                                                          1999               1998                  1999                  1998
                                                          ----               ----                  ----                  ----
Sales to unaffiliated customers:
   Apparel Identification                               $ 58.8             $ 54.4                $171.1                $161.6
   Identification and Bar Code Solutions                  43.8               43.6                 122.5                 127.0
   Thermal Transfer Ribbons                               20.0               21.4                  60.2                  62.7
   International                                          44.0               34.4                 134.6                 108.8
                                                          ----               ----                 -----                 -----
          Total                                         $166.6             $153.8                $488.4                $460.1
                                                        ======             ======                ======                ======
Inter-segment sales:
   Apparel Identification                               $  2.3             $  3.3                $  7.2                $ 10.3
   Identification and Bar Code Solutions                   3.6                2.7                  10.3                  10.1
   Thermal Transfer Ribbons                                3.7                2.9                   9.8                   8.1
   International                                           1.3                0.2                   3.3                   1.5
                                                           ---              -----                 -----                  ----
          Total                                         $ 10.9             $  9.1                $ 30.6                $ 30.0
                                                        ======             ======                ======                ======
Segment operating income:
   Apparel Identification                               $ 11.3             $ 10.2                $ 31.5                $ 27.8
   Identification and Bar Code Solutions                   7.9                6.8                  18.6                  16.4
   Thermal Transfer Ribbons                                3.4                2.2                   9.0                   6.9
   International                                           2.4                2.0                   8.7                   7.9
   Corporate and other                                    (4.6)              (3.1)                (17.4)                 (6.6)
   Amortization                                           (1.7)              (1.4)                 (4.7)                 (4.0)
                                                          ----              -----                  ----                  ----
          Total                                         $ 18.7             $ 16.7                $ 45.7                $ 48.4
                                                        ======             ======                ======                ======

NOTE 11: RESTRUCTURING AND OTHER SPECIAL CHARGES
The Company adopted a plan to streamline its U.S. and U.K. businesses. During the nine months ended September 30, 1999, the Company recorded $5.0 of restructuring and other special charges. Included in the total charge is severance of $3.3 and $1.1 of costs associated with the consolidation of certain facilities. Substantially all these costs had been paid as of September 30, 1999. The Apparel Identification business segment consolidated its woven and printed label operations, which resulted in the elimination of approximately 20 managerial and administrative personnel. The Identification and Bar Code business segment reduced headcount by approximately 65 salaried positions.

NOTE 12: ACCOUNTING FOR DERIVATIVE INSTRUMENTS
At September 30, 1999, the Company had a derivative instrument with notional value of $65.0. The fair value of that agreement, based on estimates provided by financial institutions, was a loss of $0.6 at September 30, 1999, for which the Company has made full provision in the accounts.

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

The Company has not yet quantified the impacts of adopting Statement 133 on the financial statements and has not determined the timing or method of its adoption of Statement 133. However, based on current interest rate levels and derivative activity, the Company believes that the adoption of this statement would not have a material impact on the Company's results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL AMOUNTS IN THE FOLLOWING DISCUSSION ARE STATED IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA.

OPERATING RESULTS

The following table shows each element of the income statement as a percent of sales for the periods indicated:


                                                  Three Months Ended                            Nine Months Ended
                                                  ------------------                            -----------------
                                                     September 30,                                September 30,
                                                     -------------                                -------------
                                                   1999              1998                        1999            1998
                                                   ----              ----                        ----            ----
Sales                                             100.0%            100.0%                      100.0%          100.0%
Cost of sales                                      60.9              60.9                        61.4            61.2
                                                  -----             -----                       -----           -----
    Gross profit                                   39.1              39.1                        38.6            38.8
Selling, general and administrative expense        26.9              27.3                        27.3            27.4
Amortization of intangibles                         1.0               0.9                         1.0             0.9
Restructuring and other special charges               -                 -                         1.0               -
                                                  -----             -----                       -----           -----
    Operating income                               11.2              10.9                         9.3            10.5
Interest expense, net                               2.1               0.7                         2.2             2.4
                                                  -----             -----                       -----           -----
     Income before taxes                            9.1              10.2                         7.1             8.1
Taxes on income                                     3.2               3.0                         2.5             2.6
                                                  -----             -----                       -----           -----
     Net income                                     5.9%              7.2%                        4.6%            5.5%
                                                  =====             =====                       =====           =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH SEPTEMBER 30, 1998

Sales for the three months ended September 30, 1999 increased to $166.6 compared with $153.8 in the three months ended September 30, 1998. The increase was due primarily to the acquisition of the apparel identification business of Ferguson International PLC ("Ferguson"). (See Note 2 of Notes to Consolidated Financial Statements.) Sales by the Company's Thermal Transfer Ribbon business decreased 7% for the three months ended September 30, 1999, compared with September 30, 1998; while sales of the Apparel Identification business increased by 8% and the International business segment increased by 28%. Sales by the Company's Identification and Bar Code Solutions were essentially flat for the three months ended September 30, 1999, compared with September 30, 1998. (See Note 10 of Notes to Consolidated Financial Statements.)

Cost of sales for the three months ended September 30, 1999 increased to $101.4 compared with $93.6 for the three months ended September 30, 1998. As a percent of sales, such costs were 60.9% for the three months ended September 30, 1999 and September 30,1998.

Gross profit increased to $65.2 for the three months ended September 30, 1999 compared with $60.2 for the three months ended September 30, 1998. The gross profit margin was 39.1% for both the three months ended September 30, 1999 and September 30, 1998.

Selling, general and administrative expense ("SG&A") increased to $44.8 for the three months ended September 30, 1999, compared with $42.1 for the three months ended September 30, 1998. As a percent of sales, SG&A was 26.9% for the three month period ended September 30, 1999 compared with 27.3% for the three month period ended September 30, 1998. The increase in SG&A was due primarily to the acquisition of the apparel identification business of Ferguson International PLC ("Ferguson"). (See Note 2 of Notes to Consolidated Financial Statements.)

Operating income increased to $18.7 for the three months ended September 30, 1999 compared with $16.7 for the three months ended September 30, 1998. The operating margin was 11.2% for the three months ended September 30, 1999 compared with 10.9% in the three months ended September 30, 1998.

Interest expense, net, increased to $3.6 for the three months ended September 30, 1999, from $1.1 for the three months ended September 30, 1998. Interest expense for the three months ended September 30, 1998 included $3.3 interest income received in connection with settlement of the dispute with Pitney Bowes regarding the original purchase price and other disputed amounts related to the Monarch acquisition.

Income before taxes was $15.1 (9.1% of sales) for the three months ended September 30, 1999, as compared with $15.6 (10.2% of sales) for the three months ended September 30, 1998.

The effective income tax rate was 35% for the three months ended September 30, 1999, compared with 29% for the three months ended September 30, 1998.

Net income for the three months ended September 30, 1999 was $9.8 (5.9% of sales), compared with $11.0 (7.2% of sales) for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH SEPTEMBER 30, 1998

Sales for the nine months ended September 30, 1999 increased to $488.4 compared with $460.1 in the nine months ended September 30, 1998. The increase was due primarily to the acquisition of Ferguson's apparel identification business. (See
Note 2 of Notes to Consolidated Financial Statements.) Sales by the Company's Identification and Bar Code Solutions and Thermal Transfer Ribbons business segment decreased for the nine months ended September 30, 1999, compared with September 30, 1998, while those of the Apparel Identification business segment increased by 6% and the International business segment increased by 24%. (See
Note 10 of Notes to Consolidated Financial Statements.)

Cost of sales for the nine months ended September 30, 1999 increased to $299.7, compared with $281.6 for the nine months ended September 30, 1998. As a percent of sales, such costs were 61.4% for September 30, 1999, compared with 61.2% for September 30,1998.

Gross profit increased to $188.7 for the nine months ended September 30, 1999, compared with $178.5 for the nine months ended September 30, 1998. The gross profit margin was 38.6% for the nine months ended September 30, 1999, compared with 38.8% for the nine months ended September 30, 1998.

SG&A increased to $133.3 for the nine months ended September 30, 1999, compared with $126.1 for the nine months ended September 30, 1998. The increase was due primarily to the acquisition of Ferguson's apparel identification business. (See
Note 2 of Notes to Consolidated Financial Statements.) As a percent of sales, SG&A was 27.3% for September 30, 1999, compared with 27.4% for September 30, 1998.

During the nine months ended September 30, 1999, the Company recorded $5.0 of restructuring and other special charges in connection with its plan to streamline its U.S. and U.K. businesses. Included in the total charge are severance of $3.3 and $1.1 of costs associated with the consolidation of certain facilities. Substantially all these costs had been paid as of September 30, 1999. The Apparel Identification business segment consolidated its woven and printed label operations, which resulted in the elimination of approximately 20 managerial and administrative personnel. The Identification and Bar Code Solutions business segment reduced headcount by approximately 65 salaried positions.

Operating income decreased to $45.7 for the nine months ended September 30, 1999, compared with $48.4 for the nine months ended September 30, 1998. The operating margin was 9.3% for the nine months ended September 30, 1999, compared with 10.5% for the nine months ended September 30, 1998. Before restructuring and other special charges, operating income for the nine months ended September 30, 1999 was $50.7 or 10.4% of sales.

Interest expense, net, increased to $11.1 (2.2% of sales) for the nine months ended September 30, 1999, from $10.9 (2.4% of sales) for the nine months ended September 30, 1998. Interest expense for the nine months ended September 30, 1998 included $3.3 interest income received in connection with settlement of the dispute with Pitney Bowes regarding the original purchase price and other disputed amounts related to the Monarch acquisition, as well as $2.2 interest expense related to unauthorized trading in interest rate derivatives.

Income before taxes decreased to $34.6 (7.1% of sales) for the nine months ended September 30, 1999, as compared with $37.5 (8.1% of sales) for the nine months ended September 30, 1998.

The effective income tax rate was 35% for the nine months ended September 30, 1999 compared with 32% for the nine months ended September 30, 1998. The overall effective tax rate was impacted by many factors including the expiration of certain tax incentives in Italy during 1999.

Net income for the nine months ended September 30, 1999 was $22.4 (4.6% of sales), compared with $25.5 (5.5% of sales) for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the periods indicated:

                                                                                Nine Months Ended September 30,
                                                                                ------------------------------
                                                                                   1999                   1998
                                                                                   ----                   ----
Net cash provided by operating activities                                       $  51.2                $  55.6
Net cash used by investing activities                                             (49.5)                 (21.7)
Net cash provided by /(used in) financing activities                                6.5                  (30.1)
                                                                                -------                -------
     Total change in cash (a)                                                   $   8.2                $   3.8
                                                                                =======                =======

(a) Before exchange rate effects.

OPERATING ACTIVITIES
Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $51.2 for the nine months ended September 30, 1999, compared with $55.6 for the same period in 1998.

Depreciation and amortization was $27.6 for the nine months ended September 30, 1999, compared with $24.1 for the nine months ended September 30, 1998.

INVESTING ACTIVITIES
During the nine months ended September 30, 1999 capital expenditures were $21.0, compared with $29.0 for the nine months ended September 30, 1998. All new capital projects are carefully analyzed and, other than projects for employee safety and environmental improvement, are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital. The Company currently anticipates capital expenditures of approximately $30 for the year ending December 31, 1999.

On February 2, 1999, the Company acquired Ferguson's apparel identification business. The acquisition price was $24.3 subject to a final price adjustment based upon the net assets of the business acquired on the transaction date. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition.

The Company intends to continue its growth, in part by acquisitions of complementary or related businesses, and believes that further acquisitions would be of important strategic value.

FINANCING ACTIVITIES
The table below shows the components of total capital for the periods indicated:

                                                  September 30, 1999             December 31, 1998
                                                  ------------------             -----------------
Due to banks                                                 $  49.2                      $    1.9
Current maturities of long-term debt                             0.3                           0.7
Long-term debt                                                 178.2                         204.5
                                                               -----                         -----
  Total debt                                                  $227.7                        $207.1
Shareholders' equity                                           279.7                         273.4
                                                               -----                         -----
   Total capital                                              $507.4                        $480.5
                                                              ======                        ======
Total debt as a percent of total  capital                      44.9%                         43.1%
                                                              ======                        ======

Total debt increased to $227.7 at September 30, 1999, from $207.1 at December 31, 1998. The increase is primarily attributable to the acquisition of the Ferguson assets and the repurchase of shares under the Company's stock repurchase plan, offset by repayments of debt using cash flow from operations. At September 30, 1999, total debt as a percent of total capital was 44.9% compared with 43.1% at December 31, 1998.

On March 12, 1999, the Company entered into an agreement with a bank under which the bank provides an unsecured uncommitted facility for the Company to borrow up to $50 at negotiated interest rates for defined periods. The agreement requires the Company to maintain availability under its revolving credit agreement equal to the amount borrowed under this facility. There was $46 outstanding under this facility at September 30, 1999, at an interest rate of 5.2575%.

OTHER MATTERS

STOCK REPURCHASE

On July 30, 1998, the Company announced a plan to purchase, from time to time, up to $25 of the Company's common stock as conditions warrant. On February 12, 1999, the Company announced it had increased the stock repurchase plan from the initial $25 to $40. During the quarter ended September 30, 1999, the Company cancelled the treasury stock purchased under the stock repurchase plan. Since July 30, 1998, the Company repurchased 3,265,100 shares at an average price of $8.8613 per share.

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

STATE OF READINESS. The Company began its internal Y2K assessments and upgrades in 1997. The Company brought nearly all its information technology ("IT") systems into compliance during the first half of 1999. The Company is devoting the remainder of 1999 to completing remediation of the few remaining non-compliant applications and testing the readiness of its systems and major vendors.

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

COST TO ADDRESS Y2K ISSUES. The Company continues to resolve its Y2K issues principally through hardware and software system upgrades and the installation of new computer systems that are Y2K compliant. These upgrades and new systems were the result of scheduled purchases that the Company has made in the ordinary course of business to meet its expanding business needs. These upgrades and new systems have either been expensed or capitalized as appropriate, and the impact of such costs is currently reflected in the Company's operating results. The Company believes that costs specifically relating to Y2K compliance will be less than $0.5, and such costs are not deemed to be material.

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

EURO CONVERSION

     As part of the European Economic Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies scheduled to be removed from circulation over the next three years. During this transition period, the Euro and the local currencies will jointly circulate. The Company's European operations are preparing to be fully Euro compliant by the end of calendar year 1999, well in advance of the conversion date of January 1, 2002. To the extent that certain customers request invoices expressed in Euro before the full phase-in of the Company's Euro-compliant systems, these individual requests can be accommodated by the Company under its existing IT system. The conversion of the Company's software and business processes to become Euro-compliant is an integral part of its customary systems upgrades, and the cost related to achieving Euro-compliance is expected to be immaterial.

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, regarding, among others:

          - rate of migration of garment manufacturing industry moving from the United States and Western Europe
          - worldwide economic and other business conditions that could affect demand for the Company's products in the United States or international markets
          -    the mix of products sold and the profit margins thereon
          - order cancellation or reduced bookings by customers or distributors
          -    competitive product offerings and pricing actions
          -    the availability and pricing of key raw materials
          -    productivity improvements in manufacturing
          -    completion dates of Y2K compliance activity
          - the ability of the Company to complete the upgrades of its IT systems
          -    the ability of suppliers and customers to be Y2K compliant
          - the accuracy of Y2K information provided by suppliers and customers

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company experiences market risk relative to interest rates. A 10% change in interest rates affecting the Company's floating rate debt instruments would have an insignificant impact on the Company's pretax earnings and cash flows over the next fiscal year. Such a move in interest rates would have no effect on the fair value of the Company's floating rate debt instruments. A 10% increase in interest rates over the life of the interest rate derivative would cause the fair value of the derivative to increase from a liability of $0.6 to a liability of $0.9. A 10% decrease would cause the fair value to decrease from a liability of $0.6 to a liability of $0.5.

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

                                                  Paxar Corporation
                                                  -----------------
                                                  Registrant



                                                  By:  /s/ John Fitzgerald
                                                  ------------------------
                                                  John Fitzgerald
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

                                                  November 10, 1999
                                                  -----------------
                                                  Date