Form 10-K
period 1999-12-31
PAXAR CORP
filed 2000-03-30
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS NAME OF               EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $.10 PER SHARE            NEW YORK STOCK EXCHANGE, INC.
--------------------------------------         ---------------------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of March 24, 2000 was approximately $412,565,669. On such date, the closing price of the Registrant's Common Stock, as quoted on the New York Stock Exchange, was $10.0625.

     The Registrant had 46,535,867 shares of Common Stock outstanding as of March 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K is herein incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Shareholders scheduled to be held on May 4, 2000.

================================================================================

                                     PART I

ITEM 1:  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Paxar Corporation ("Paxar" or the "Company") is a global leader in providing innovative, value-added identification and tracking solutions to retailers, apparel manufacturers and selected markets where Paxar has significant capabilities. Paxar's global manufacturing operations, worldwide distribution network, one-stop-shopping approach and brand recognition enable the Company to expand its leading position in apparel identification and labeling solutions to the retail supply chain. The Company markets and distributes its products in more than 75 countries.

     The Company's Apparel Identification operations manufacture products for and provide services specifically to retailers and apparel manufacturers.
The Company's products are manufactured and distributed globally to service offshore apparel producers. Fabric label systems include electronic printers and related supplies used for in-plant label printing. Additionally, the Company's products include labels and tags for sheets, towels, pillowcases and other white goods.

     The Company's Labeling Solutions operations market and distribute (1) electronic bar code printers, which are used in a wide range of retail and industrial applications, including inventory management and distribution systems, and (2) hand-held mechanical labeling devices that print pressure-sensitive (i.e., adhesive-backed) price and other identification labels and affix them onto merchandise for retailers. In addition, the Company manufactures and markets supplies used in both its mechanical labelers and bar code printers and provides comprehensive service to its installed base of machines.

ACQUISITIONS

ENGLAND, HONG KONG, CHINA AND SRI LANKA:

     On February 2, 1999, the Company acquired the apparel identification business of Ferguson International PLC ("Ferguson"). The acquisition price was approximately $20.5 million. The acquisition involved the purchase of certain assets in the U.K. and the purchase of 100% of the shares of Ferguson Asia Limited and 90% of the shares of Ferguson Lanka (Private) Limited.

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

IIMAK:

     On October 28, 1997, the Company completed the acquisition of International Imaging Materials, Inc. ("IIMAK"). IIMAK is the largest manufacturer in North America of thermal trsnfer ribbons for numerous diverse applications. These thermal transfer ribbons are used in bar code printers to print single-color and full-color tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, retail price tag, packaging and medical applications. The acquisition was accounted for as a pooling of interests. In connection with the merger, each outstanding share of IIMAK common stock was converted into 1.5 shares of the Company's common stock and all existing IIMAK warrants and options were converted into warrants and options to purchase the Company's common stock.

MONARCH:

     On June 29, 1995, the Company acquired a 49% interest in Monarch Marking Systems, Inc. ("Monarch"). Monarch manufactures, markets and distributes mechanical labelers, bar code printers and related supplies. It also manufactures and markets supplies used in both its mechanical labelers and bar code printers and provides extensive service to its installed base of machines. Monarch is a leading manufacturer and marketer of retail price marking equipment and supplies in the United States. The Company accounted for the acquisition using the equity method. On March 3, 1997, the Company acquired the remaining 51% of Monarch for a total purchase price of $132. The Company acquired the 49% equity interest of Odyssey Partners, L.P. for $94.1 in cash, a promissory note in the amount of $5.9 at an annual interest rate of 4.88% payable on January 2, 1998, and five year warrants to purchase (a) 1,250,000 shares of the Company's common stock, par value $0.10, at an exercise price of $14.00 per share and (b) 250,000 shares of the Company's common stock at an exercise price of $17.50 per share. Upon completion of the acquisition, the Chairman and the President of Monarch each received 156,536 shares of the Company's common stock valued at $15.20 per share, in exchange for the shares of Monarch common stock owned by each of them. Additionally, the management of Monarch received incentive stock options to purchase an aggregate of 1,244,469 shares of the Company's common stock pursuant to the Company's 1990 Employee Stock Option Plan in exchange for outstanding options to purchase Monarch common stock.

RECENT EVENTS

SALE OF IIMAK:

     In February 2000, the Company announced it had entered into an agreement to sell 92.5% of IIMAK for a total consideration of $127.5 million, which includes $120 million in cash and $7.5 million of IIMAK preferred stock. The transaction was closed and payment was received on March 9, 2000. As part of the agreement, the Company has entered into a Supply Contract with IIMAK, whereby the Company will purchase substantially all of its thermal transfer ribbon supplies from IIMAK for a three-year term, with one-year extensions, unless terminated by either party.

PRESIDENT AND CHIEF OPERATING OFFICER:

     Paul Griswold, age 48, joined the Company as its President and Chief Operating Officer on February 28, 2000. Prior to joining the Company, Mr. Griswold was Senior Vice President - Protective Packaging and International Operations at Pactiv Corporation, formerly Tenneco Packaging. Prior to joining Tenneco in 1994, he was Vice President of Packaging Development and Procurement for Pepsi International.

STOCK REPURCHASES:

     On July 30, 1998, the Company announced a plan to purchase, from time to time, up to $25 million of the Company's common stock as conditions warrant. As of December 31, 1998, the Company had repurchased 1,434,400 shares at an average price of $9.10 per share. On February 12, 1999, the Company announced it had increased the stock repurchase plan from the initial $25 million to $40 million. During and subsequent to the quarter ended September 30, 1999, the Company canceled the treasury stock purchased under the stock repurchase plan. Since July 30, 1998, the Company has repurchased 3,265,100 shares at an average price of $8.86 per share. On February 10, 2000, the Company announced it had increased the stock repurchase plan from $40 million to $70 million.

BORNEMANN & BICK LETTER OF INTENT:

     On December 28, 1999, the Company announced that it signed a letter of intent to acquire the Bornemann & Bick ("B&B") group of companies in an all-cash transaction. B&B a leading manufacturer of woven labels and other apparel identification products, has wholly-owned operations in Germany, Hong Kong, China, Turkey and Poland. It has joint ventures in Italy, Spain and India. During 1999, the wholly owned companies had sales of approximately $55 million.

     Completion of the transaction is subject to a definitive agreement and is expected to close during the second quarter of 2000.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The information required by this Item is incorporated by reference to the Company's Financial Statements included elsewhere in this report. (See Part IV,
Item 14, Note 13.)

DESCRIPTION OF BUSINESS

PRODUCTS AND SERVICES

     The Company manufactures and distributes its products and services worldwide. It operates in two segments: Apparel Identification and Labeling Solutions.

APPAREL IDENTIFICATION PRODUCTS AND SERVICES:

     The Company's Apparel Identification operations are vertically integrated into its major product lines, which permits it to:

          - better serve its customers

          - develop innovative products

          - control quality

          - reduce costs

          - speed delivery of products and services

     The Company designs and builds most of its systems equipment and develops most of the operating software and all of the application software for its systems. The Apparel Identification operations also:

          - formulate coatings and inks

          - coat fabrics

          - weave labels

          - weave narrow label fabrics

          - dye and finish fabrics

          - design and print tags and labels

     TAG AND LABEL SYSTEMS. The tag and label systems consist primarily of bar code systems and fabric label systems. These systems include complete hardware and software packages that enable customers to print, cut and batch large volumes of labels and tags in their plants. The sale of a system to a customer generally results in ongoing sales of inks, fabrics, tags and other supplies to the customer.

     BAR CODE SYSTEMS. The bar code industry has experienced substantial growth in recent years. Bar code systems, consisting of electronic printers and related supplies and services, are used by customers to print data on labels and tags to provide accurate product, inventory and point-of- sale information for integration with sophisticated data systems. Apparel retailers require bar coded tags on their products to permit more accurate tracking of the products in stores, which, in turn, allows retailers to better monitor consumer demand and more effectively control inventories. The Company's bar code systems enable manufacturers to accommodate retailers' demands in a rapid and cost-effective manner. The Company has introduced innovative systems that provide manufacturers and retailers with the capability to place permanent bar codes in apparel utilizing specialty fabrics and inks.

Bar codes consist of a series of lines or bars printed on a contrasting background. By varying the width of the bars and the spaces between bars, the bar code is encoded with information to identify an item, which enables the user's data system to provide relevant information about that item, such as its location, cost, selling price and manufacturer. Bar codes are read by a fixed or hand-held scanning device, which transmits information to data collection systems, including computers, electronic cash registers and portable data collection devices. The Company has specialized in producing clearly readable and accurate tags, from which a variety of bar code readers can capture accurate data.

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

     FABRIC LABEL SYSTEMS. Fabric label systems include printers, fabrics, inks and printing accessories, which are used by manufacturers for in-plant printing of care labels and labels that carry brand logo, size and other information for the retail customer. Such systems provide manufacturers with the flexibility to imprint labels quickly in response to production order specifications.

     TAGS AND LABELS. Labels and tags are attached to apparel by manufacturers and retailers to identify and promote their products, allow automated data collection and provide brand identification and consumer information such as country of origin, size, fabric content and care instructions. In addition, the Company offers a variety of innovative labels and tags that incorporate security features to protect in-store merchandise from theft and to protect branded apparel from counterfeiters.

     Fabric labels are attached early in the garment manufacturing process and must withstand all production processes and remain legible through washing and dry cleaning by the end user. Tags are attached when the garment is complete and are primarily for point of sale promotion. The Company designs and produces tags and woven and printed labels in its various manufacturing facilities around the world. The Company's labels are printed on a wide range of fabrics and other materials. Its woven labels consist of jacquard, multi-color labels woven on broad looms and needle looms. They are primarily used to build brand identification for apparel and to provide information to consumers. The Company's multi-color printed labels are printed on coated fabrics and narrow woven fabrics using various types of high-speed equipment and are used primarily for product identification and consumer information on apparel. Merchandise tags are multi-color printed tags and bar code price tags used primarily for promotion, customer information and inventory control.

LABELING SOLUTIONS PRODUCTS AND SERVICES:

     Labeling Solutions products consist of mechanical labelers, bar code printers and the related supplies for these systems, which are manufactured at the Company's facility in Miamisburg, Ohio.

     MECHANICAL LABELERS. The Company's handheld mechanical labelers print one to three lines of alphanumeric information in a variety of print types, languages and sizes. These products, which are made of highly durable molded plastic parts, have multiple applications, including merchandise pricing, promotional labeling and component identification. Such mechanical labelers include models ranging from simple labelers that print one line of alphanumeric text with few characters to larger labelers that print three lines of alphanumeric text with more than thirty characters.

     BAR CODE PRINTERS. The Company's family of bar code machines consists of tabletop, handheld and portable thermal transfer and direct thermal printers. Certain models of the Company's hand-held and portable printers incorporate laser scanners and communicate using radio frequency. Thermal transfer printers create an image by applying an electrically heated printhead onto a ribbon that releases ink onto labeling stock. Thermal transfer printers produce excellent image quality which can be used with a wide variety of papers and fabrics. Direct thermal printers create an image by applying an electrically heated printhead directly to specially treated paper that changes color when heated. Direct thermal technology is preferable for smaller less expensive printing systems where image durability is less critical.

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

SALES AND MARKETING

     The Company employs salespersons who are compensated on a salary and bonus basis. These salespersons are located in leased offices across the United States, and at subsidiary companies in Canada, the U.K., France, Germany, Belgium, Italy, Poland, Spain, Turkey, Mexico, Honduras, Dominican Republic, Colombia, Australia, Hong Kong, Sri Lanka and Singapore. In addition, there are non-exclusive manufacturers' representatives located throughout the United States who sell the Company's products on a commission basis, as well as international and export distributors and commission agents, located in Europe, Africa, the Far East and Latin America. Sales promotion activities include:

          - direct mail campaigns

          - publication of catalogs and brochures

          - participation in trade shows

          - telemarketing

          - advertising, principally in trade journals

The business of the Company is not highly seasonal in nature.

CUSTOMERS

     Apparel Identification customers include major manufacturers and retailers around the globe. The Company has customers among discounters, specialty stores and department stores. In general, the customers fall into two categories: those with branded apparel sold nationally or internationally; and those retailers who have developed private label lines of apparel.

     Labeling Solutions operations have retail, distribution and manufacturing customers. The Company has a significant market share in the retail segment with special emphasis on price marking, merchandise identification, tracking and promotional applications. Retail customers include many of the major retailers in the United States and abroad. The Company has leveraged its leadership position with retailers to expand beyond in-store item marking to in-store logistics applications and distribution center automation programs.

     As a greater number of retailers are requiring their vendors to apply bar codes to merchandise before they ship it to stores, the Company is leveraging its retail presence to become a supplier for vendors responding to retailers' compliance marking programs. The Company has established complete compliance marking solutions for suppliers to major retailers.

     The Company has also focused resources on the distribution/shipping market sector with growing success, broadening its presence in the supply chain.

     No customer accounted for more than 10% of the Company's revenues in 1999.

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

BACKLOG

     The Company's total backlog of orders at December 31, 1999 was approximately $50 million, compared with $45 million at December 31, 1998. Backlog is not a reliable indicator of future sales activity, because more than 80 percent of annual sales consist of orders that the Company typically fills within one month of receipt. The balance of the orders are for products that are ordered to individual customer specifications for delivery within two to three months.

COMPETITION

     Apparel Identification operations compete in both the domestic and international markets by means of price, product quality, innovation and customer service. Competitors include a large number of independent, regional companies and a division of a large corporation. The Company believes that it is a market leader in worldwide sales of apparel identification products and services.

     The mechanical labeler business is very competitive both in terms of price and product features. Mechanical labeling in the United States is a mature market. The Company believes that it is a market leader in the United States. These products are also distributed and sold outside the United States. The Company's principal competitors are Checkpoint, Avery Dennison, Sato and Garvey.

     Many companies are engaged in the design, manufacture and marketing of bar code printing products. The Company considers its direct competition to be the providers of direct thermal and thermal transfer printers and supplies. The Company's principal competitors in the bar code printer business are Zebra, Datamax and Unova. Competition in the Company's target markets is based on a number of factors, including:

          - quality

          - reputation of the manufacturer and its products

          - hardware innovations

          - specifications

          - price

          - level of technical support

          - applications support offered by the manufacturer

          - available distribution channels

          - rapid delivery

RESEARCH AND ENGINEERING

     The Company believes that continuous product innovation helps the Company maintain a competitive advantage in the markets in which it operates. Therefore, the Company makes substantial annual research and product engineering investments to develop new products to serve the needs of its customers. The Company's research and engineering staff comprises 74 employees involved in the development of, among other things:

          - specialized tags and labels to meet particular customer requirements

          - improved mechanical labeling and bar code printers

          - new kinds of thermal transfer ribbons for unique applications

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

EMPLOYEES

     The Company has approximately 5,400 employees worldwide. Approximately 178 production employees of the Company in several locations in the United States are covered by four different union contracts, which expire at various times from June 2000 to October 2001. The Company has no recent history of material labor disputes. The Company believes that it has good employee relations.

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

ITEM 2:  PROPERTIES

     The Company uses the following principal facilities in its operations:


                                                SQUARE     OWNED/       LEASE
            LOCATION                            FOOTAGE    LEASED     EXPIRATION    USED FOR
            --------------------------------    --------   -----      ----------    --------
            Miamisburg, Ohio................     350,000   Owned                    Office, Manufacturing, and Warehouse
            Lenoir, North Carolina..........     127,000   Owned                    Administrative and Manufacturing
            Huber Heights, Ohio.............     104,000   Owned                    Administrative and Manufacturing
            Orangeburg, New York............      60,000   Owned                    Manufacturing
            Sayre, Pennsylvania.............      66,000   Owned                    Administrative and Manufacturing
            Sayre, Pennsylvania.............      36,000   Leased        Monthly    Manufacturing
            Rock Hill, South Carolina.......      56,000   Owned                    Manufacturing
            Canton, North Carolina..........      35,655   Owned                    Manufacturing
            Hillsville, Virginia............      33,108   Owned                    Manufacturing
            Runcorn, England................      37,237   Leased           2005    Administrative and Manufacturing
            Runcorn, England................      38,349   Leased           2011    Manufacturing
            Runcorn, England                      21,525   Leased           2005    Manufacturing
            Harlow, England.................      66,000   Leased           2013    Administrative and Manufacturing
            Nottingham, England.............      28,906   Owned                    Administrative and Manufacturing
            Congleton, England                    27,000   Owned                    Administrative and Manufacturing
            Sileby, England                       20,060   Owned                    Manufacturing
            London, England                       30,529   Leased           2003    Manufacturing
            Ancarano, Italy.................      86,368   Owned                    Administrative and Manufacturing
            Mexico City, Mexico.............      57,193   Owned                    Administrative and Manufacturing
            Pickering, Ontario,
              Canada........................      67,032   Owned                    Administrative and Manufacturing
            Hong Kong.......................      26,536   Leased           2000    Administrative and Manufacturing
            Hong Kong.......................      12,542   Leased           2000    Administrative and Manufacturing
            Hong Kong.......................       6,862   Leased           2000    Administrative and Manufacturing
            Sri Lanka.......................      27,578   Owned                    Administrative and Manufacturing
            Panyu, China....................      55,519   Leased           2001    Manufacturing

     In addition to the above facilities, the Company has other administrative and manufacturing facilities and sales offices located throughout the world.

     The Company believes that its facilities are adequate to maintain its existing business activities.

EXECUTIVE OFFICERS OF THE REGISTRANT :

Arthur Hershaft, 62, Chairman of the Board of Directors and Chief Executive Officer since 1986.

Victor Hershaft, 57, Vice Chairman since December 1998 and President of the Apparel Identification operations since January 1998. Prior to that time, he served in various executive capacities with the Company since 1989.

Paul J. Griswold, 48, President and Chief Operating Officer since February 2000. Prior to that time, he was Senior Vice President- Protective Packaging and International Operations at Pactiv Corporation, formerly Tenneco Packaging. He joined Tenneco in 1994.

Jack R. Plaxe, 58, Senior Vice President and Chief Financial Officer since December 1997. He had been Vice President and Chief Financial Officer of the Company from August 1993 through March 1997.

John J. Fitzgerald, 41, Vice President and Controller since November 1998. Prior to that time, he was Controller at The Chanel Company Ltd., which he joined in 1995.

John P. Jordan, 54, Vice President and Treasurer, since August 1998. Prior to that time, he was Vice President and Treasurer of Amscan Inc., which he joined in 1987.

Peter B. Kennedy, 57, Vice President, Human Resources, since June 1999. Prior to that time, he was Vice President, Human Resources for the Personal Systems Group of IBM Corporation since 1993, having been an IBM employee since 1968.

Jack Proud, 51, President of Monarch Marking Systems, Inc. since September 1999. Prior to that time, he held various executive positions with The Reynolds and Reynolds Company since 1971.

Robert S. Stone, 62, Vice President, General Counsel and Secretary since September 1999. Prior to that time, he was Of Counsel to the law firm of Jackson Lewis Schnitzler & Krupman from May 1999 until joining the Company and prior to that, was a member of the IBM Law Department since 1962.

James Wrigley, 46, President and Chief Executive Officer, Paxar UK Ltd., since September 1996. Prior to that time, he was International Director of Pepe Group PLC since 1991


ITEM 3:  LEGAL PROCEEDINGS

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange using the symbol "PXR." The following table sets forth the 1999 and 1998 high and low sales prices of the Company's common stock as reported on the New York Stock Exchange for the periods indicated.


                                                                SALES PRICES
                                                                ------------
               CALENDAR YEAR 1999                           HIGH            LOW
               ------------------                           ----            ---
               First Quarter........................   $       9 3/4    $     7
               Second Quarter.......................          10 1/2          6 3/4
               Third Quarter........................          10              8 1/4
               Fourth Quarter.......................          11 1/2          8 1/16
               CALENDAR YEAR 1998
               ------------------
               First Quarter........................   $      15 7/16   $    13 1/8
               Second Quarter.......................          14 7/8         10 7/8
               Third Quarter........................          11 9/16         7 13/16
               Fourth Quarter.......................          11 9/16         8

     As of March 24, 2000, there were approximately 1,300 record holders of the Company's common stock.

     The Company has never paid any cash dividends on its Common Stock and has no present intention of doing so. The Company intends to retain all of its earnings for use in its business.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data as of and for the five-year period ended December 31, 1999 has been derived from the Company's Consolidated Financial Statements. These data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 31, 1999, and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

     All data, except employee and per share data, are in millions.


                                                                   1999           1998          1997         1996           1995
                                                               ------------   -----------   ----------    ----------     --------
     OPERATING RESULTS

     Sales                                                     $  661.8       $ 611.6       $ 567.2       $ 326.0        $ 289.4
     Income before extraordinary item                              33.4          33.6          24.4          33.1           25.6
     Net income                                                    33.4          33.6          15.8          33.1           25.6
     Basic earnings per share (a)
     Income before extraordinary item                              0.72          0.69          0.51          0.69           0.54
     Net income                                                    0.72          0.69          0.33          0.69           0.54
     Diluted earnings per share (a)
     Income before extraordinary item (b)                          0.71          0.68          0.49          0.68           0.52
     Net income                                                    0.71          0.68          0.32          0.68           0.52
     EBITDA (c)                                                   107.3          95.3          94.0          62.4           52.9

     FINANCIAL CONDITION

     Working capital (d)                                       $  105.4       $ 139.2       $ 121.3       $  64.6        $  54.6
     Current ratio(d)                                               1.7           2.5           2.1           2.3            2.0
     Property, plant and equipment, net                           205.3         193.6         187.1         137.3          125.7
     Total assets                                                 633.7         593.2         598.4         299.8          272.6
     Total debt                                                   208.7         207.1         241.5          33.0           46.9
     Shareholders' equity                                         289.1         273.4         243.8         207.8          173.4
     Total debt as percent of total capital                        41.9%         43.1%         49.8%         13.7%          21.3%

     FINANCIAL STATISTICS
     EBITDA as a percent of sales                                  16.2%         15.6%         16.6%         19.1%          18.3%
     Income before extraordinary items as a percent
        of sales                                                    5.0%          5.5%          4.3%         10.1%           8.9%
     Net income as a percent of sales                               5.0%          5.5%          2.8%         10.1%           8.9%
     Effective income tax rate                                     32.9%         30.0%         35.6%         28.8%          31.4%
     Return on average  shareholders' equity (e)                   11.9%         13.0%          7.0%         17.4%          15.8%

     OTHER DATA
     Operating cash flow                                       $   72.7      $   68.5       $  29.3       $  51.3        $  32.9
     Capital expenditures                                          31.9          35.7          30.3          27.6           29.8
     Depreciation and amortization                                 38.3          32.7          27.1          18.1           14.5
     Stock dividends                                               None          None            25%           25%            25%
     Cash dividends                                                None          None          None          None           None
     Number of employees at year end                              5,861         4,949         4,786         2,785          2,531
     Weighted average shares outstanding, diluted
       (a)                                                         47.2          49.4          49.7          49.0           48.8
     Shares outstanding (a)                                        46.7          47.9          48.4          47.5           47.1
     Book value per share (a)                                  $   6.19       $  5.71        $ 5.04        $ 4.38         $ 3.68

----------
(a) Retroactively adjusted to reflect stock dividends.

(b) $0.78 in 1999 and $0.74 in 1997 before non-recurring charges.

(c) Earnings before interest, taxes, depreciation and amortization and, in 1999 and 1997, before non-recurring charges.

(d) Includes bank indebtedness of $45.0 in 1999.

(e) 13.0 % in 1999 and 15.5% in 1997 before non-recurring and extraordinary items.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All amounts in the following discussion are stated in millions, except share and per share data.

OPERATING RESULTS

     The following table shows each element of the income statement as a percent of sales for the years indicated:

                                                               1999       1998        1997
                                                              ------     ------      ------
        Sales                                                  100.0%    100.0%      100.0%
        Cost of sales                                           61.5      61.4        61.3
                                                              ------     -----       -----
        Gross profit                                            38.5      38.6        38.7
        Selling, general and administrative expense             27.1      27.5        25.9
        Amortization of intangibles                              0.9       0.9         1.0
        Acquisition-related costs                                 --        --         1.5
        Integration/restructuring and other  costs               0.8        --         1.2
                                                              ------     -----       -----
        Operating income                                         9.7      10.2         9.1
        Interest expense, net                                   (2.2)     (2.4)       (2.4)
                                                              -------    -----       -----
        Income before taxes                                      7.5       7.8         6.7
        Taxes on income                                          2.5       2.3         2.4
                                                              ------     -----       -----
        Income before extraordinary item                         5.0       5.5         4.3
        Extraordinary item, net                                   --        --        (1.5)
                                                              ------     -----       -----
        Net income                                               5.0%      5.5%        2.8%
                                                              ======    ======       =====

     Sales increased 8% from 1998 to 1999 to $661.8. By segment, Apparel Identification increased 22% primarily due to the Ferguson acquisition (See Notes 2 and 13 of Notes to Consolidated Financial Statements); while Labeling Solutions declined 3% due to lower volumes of bar code printers and supplies; and Thermal Transfer Ribbons decreased slightly due to lower average prices. (See Note 13 of Notes to Consolidated Financial Statements.) Sales in 1998 increased to $611.6 from $567.2 in 1997. By segment, sales growth was achieved by both Apparel Identification and Labeling Solutions, while sales growth in Thermal Transfer Ribbons was limited by significant price competition during 1998.

     Gross profit in 1999 was $254.6 compared with $236.3 in 1998 and $219.6 in 1997. The gross margin decreased slightly in 1999 to 38.5% from 38.6% in 1998 and 38.7% in 1997. Gross margin in 1999 was unfavorably impacted by approximately 0.8% by the acquisition of the Ferguson business in the U.K. (See
Note 2 of Notes to Consolidated Financial Statements), which required restructuring.

     Selling, general and administrative expense ("SG&A") in 1999 was $179.5 compared with $168.3 in 1998 and $146.6 in 1997. The increase in 1999 was due primarily to the Ferguson acquisition, while the increase in 1998 compared with 1997 was due to the Monarch acquisition consolidated for ten months of 1997 compared with twelve months of 1998. As a percent of sales, SG&A was 27.1% in 1999, 27.5% in 1998 and 25.9% in 1997.

     Acquisition related costs of $8.3 (pre-tax) in 1997 were one-time costs related to the acquisition of IIMAK. These costs include $5 of fees and expenses specifically related to the acquisition and $3.3 related to the termination and severance of certain IIMAK employees pursuant to pre-existing agreements.

     During 1999, the Company recorded a $5 (pre-tax) integration/restructuring and other charge pertaining to costs of consolidating and streamlining certain U.S. and U.K. facilities, the severance of personnel and other costs. In 1997, the Company recorded a restructuring charge of $6.9 (pre-tax) related to the integration of Monarch into the Company's operations, specifically the consolidation of certain facilities, severance of personnel and other costs. The largest component of the 1997 costs related to the severance of 132 people from the Miamisburg, Ohio, operation. During 1998, the Company paid $4.5 representing costs associated with the severance plan. Substantially all costs relating to the restructuring plans had been paid by December 31, 1999.

     Operating income was $64.0 in 1999, $62.6 in 1998 and $51.7 in 1997. As a percent of sales, operating income was 9.7% in 1999, 10.2% in 1998 and 9.1% in 1997. The decline in 1999 was attributable to the Ferguson acquisition in February 1999 and the integration/restructuring and other costs.

     Interest expense, net, was $14.2 in 1999, $14.6 in 1998 and $13.8 in 1997.
The increase from 1997 to 1998 was caused by several factors. Interest expense, net, in 1998 included a $2.2 non-recurring charge resulting from unauthorized interest rate speculation and $3.3 of interest income resulting from settlement of the dispute with Pitney Bowes regarding the original purchase price and other disputed amounts related to the Monarch acquisition. Interest expense, net of those non-recurring items increased to $15.7 in 1998 from $13.8 in 1997. The increase in 1998 resulted from interest expense associated with the additional borrowings related to the Monarch purchase, $0.7 cost related to the change in fair value of interest rate derivatives and increased cost related to fixed rate borrowings under the $150, 6.74% Senior Notes issued in August 1998, offset somewhat by lower borrowing levels and lower interest rates related to variable rate borrowings in 1998. The decrease to $14.2 in 1999 was attributable to lower interest rates related to variable rate borrowing in 1999, offset somewhat by the increased cost related to fixed rate borrowings under the $150 Senior Notes issued in August 1998.

     The effective tax rate was 32.9% in 1999, 30.0% in 1998 and 35.6% in 1997. During 1998 the Company reassessed potential tax liabilities and recorded a one-time reduction in the tax provision, resulting in a lower effective tax rate as compared with 1999. The 1997 tax rate was slightly above the U.S. statutory federal income tax rate of 35% due, in part, to certain acquisition costs, which are capitalized for tax purposes. The overall effective tax rate is impacted by many other factors including different statutory rates on foreign income, particularly in Asia. Special tax abatement incentives for Italian companies acquired in 1994 expired by the end of 1999. The expiration of these incentives is not expected to have a material effect on future effective tax rates.

     Income before extraordinary item was $33.4 in 1999, $33.6 in 1998 and $24.4 in 1997.

     The extraordinary item of $8.6 in 1997 (net of income taxes $5.1) resulted from the redemption of Monarch's 12 1/2% Senior Notes due July 1, 2003. (See
Note 3 of Notes to Consolidated Financial Statements.)

     Net income was $33.4 in 1999, $33.6 in 1998 and $15.8 in 1997. As a percent of sales, net income was 5.0% in 1999, $5.5% in 1998 and 2.8% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The table below presents summary cash flow information for the years indicated:


                                                                      1999          1998         1997
                                                                   ----------    ----------    --------
      Net cash provided by operating activities                    $   72.7      $  68.5       $   29.3
      Net cash used by investing activities                           (50.0)       (28.2)        (109.8)
      Net cash (used in) provided by financing activities             (12.0)       (39.8)          89.6
                                                                   --------      -------       --------
                Total change in cash (a)                           $   10.7      $   0.5       $    9.1
                                                                   ========      =======       ========

----------

(a)   Before exchange rate effects.

OPERATING ACTIVITIES

     Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $72.7 in 1999, compared with $68.5 in 1998 and $29.3 in 1997, including depreciation and amortization of $38.3 in 1999, $32.7 in 1998, and $27.1 in 1997.

INVESTING ACTIVITIES

     In 1999, capital expenditures were $31.9 compared with $35.7 in 1998 and $30.3 in 1997. All capital projects are carefully analyzed and are required to fit the Company's strategies and generate an advantageous internal rate of return on invested capital, improve safety or have a favorable environment benefit.

     On February 2, 1999, the Company completed the acquisition of the apparel identification business of Ferguson International PLC for approximately $20.5. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill. The resulting goodwill of $5.4 is being amortized over 20 years.

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

     The Company will continue acquisitions of complementary businesses.

MATERIAL COMMITMENTS

     Rental expense for all operating leases amounted to $6.4 in 1999, $7.3 in 1998 and $6.7 in 1997. Minimum rental commitments for all non-cancelable operating leases for the years 2000-2004 are $5.9, $4.5, $3.3, $2.5 and $2.1, respectively. The minimum total rental commitment for all years subsequent to 2004 is $6.4. (See Note 17 of Notes to Consolidated Financial Statements).

FINANCING ACTIVITIES

     The table below shows the components of total capital for the years indicated:


                                                               1999         1998       1997
                                                           -----------   ----------  ---------
          Due to banks                                     $  45.0       $   1.9      $    2.5
          Notes payable                                         --             --          5.9
          Current maturities of long-term debt                 0.3            0.7         21.7
          Long-term debt                                     163.4          204.5        211.4
                                                           -------        -------      -------
          Total debt                                       $ 208.7        $ 207.1      $ 241.5
          Shareholders' equity                               289.1          273.4        243.8
                                                           -------        -------      -------
          Total capital                                    $ 497.8        $ 480.5      $ 485.3
                                                           =======        =======      =======
          Total debt as a percent of total capital            41.9%          43.1%        49.8%
                                                           =======        =======      =======

       The increase in total debt to $208.7 at December 31, 1999 from $207.1 at December 31, 1998 arose from the acquisition of the Ferguson assets and stock repurchases under the Company's stock repurchase plan during 1999, offset by cash generated by operations.

      On March 12, 1999, the Company entered into an agreement with a bank under which the bank provides an unsecured, uncommitted short-term facility for the Company to borrow up to $50 at negotiated interest rates for defined periods. The agreement requires the Company to have availability under its revolving credit agreement equal to the amount borrowed under this facility. Average borrowings under the agreement since inception in 1999 were $50 at an average interest rate of 5.46%. There was $45 outstanding under this facility at December 31, 1999, at an interest rate of 7.23%.

     On August 11, 1998, the Company entered into unsecured ten-year $150 Senior Note agreements with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually. The proceeds were used to repay the term loan and a portion of the indebtedness outstanding under the revolving credit facility before it was amended.

OTHER MATTERS

SALE OF IIMAK

     In February 2000, the Company announced it had entered into an agreement to sell 92.5% of its International Imaging Materials, Inc. (IIMAK) subsidiary for a total consideration of $127.5, which includes $120 in cash and $7.5 of IIMAK preferred stock. The transaction was closed and payment received on March 9, 2000. As part of the agreement, the Company has entered into a Supply Contract with IIMAK, whereby the Company will purchase substantially all of its thermal transfer ribbon supplies from IIMAK for a three-year term, with one-year extensions, unless terminated by either party.

STOCK REPURCHASE

     On July 30, 1998, the Company announced a plan to purchase, from time to time, up to $25 of the Company's common stock as conditions warrant. As of December 31, 1998, the Company had repurchased 1,434,400 shares at an average price of $9.10 per share. On February 12, 1999, the Company announced it had increased the stock repurchase plan from the initial $25 to $40. During and subsequent to the quarter ended September 30, 1999, the Company canceled the treasury stock purchased under the stock repurchase plan. Since July 30, 1998, the Company has repurchased 3,265,100 shares at an average price of $8.86 per share. On February 10, 2000, the Company announced it had increased the stock repurchase plan from $40 to $70.

YEAR 2000

     The Year 2000 compliance issue refers to the inability of some computer programs and embedded computer micro-controllers to distinguish between the year 1900 and the year 2000 and recognize the year 2000 as a leap year.

     During the previous three years, the Company carried out a comprehensive program to identify and remediate all non-compliant hardware and software in its information technology systems and imbedded technology in its manufacturing systems and the products it sells. The Company also reviewed and tested the ability of its vendors and customers to deal with the Y2K transition.

     The Company completed all required remediations during 1999. No failures related to Year 2000 issues were encountered in the transition to the Year 2000, none have occurred since, and the Company is confident that its systems will experience no deleterious consequences related to the Year 2000 issue. The Company has also not experienced any disruption of its supply chain related to vendors' lack of Y2K readiness.

     The Company did not experience any artificially high orders or shipments as a consequence of the Company's or customers' attempts to accelerate deliveries and stockpile product in anticipation of Y2K related difficulties. Nor had the Company observed deferrals of purchases related to customers' apprehensions associated with Y2K issues.

     The Company estimates that costs related to Y2K compliance were less than $0.5 (unchanged from previous estimates), and such costs are not deemed to be material.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND ON FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 4, 2000. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

ITEM 11:  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 4, 2000.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 4, 2000.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 4, 2000.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS


1. FINANCIAL STATEMENTS -
Report of Independent Public Accountants.........................................................    F - 1
Consolidated Balance Sheets December 31, 1999 and 1998...........................................    F - 2
Consolidated Statements of Income Years ended December 31, 1999, 1998 and
  1997...........................................................................................    F - 3
Consolidated Statements of Shareholders' Equity Years ended December 31, 1999,
  1998 and 1997..................................................................................    F - 4
Consolidated Statements of Cash Flows Years ended December 31, 1999, 1998 and
  1997...........................................................................................    F - 5
Notes to Consolidated Financial Statements.......................................................    F - 6 to F -18
2.  FINANCIAL STATEMENT SCHEDULE -
Schedule II -- Valuation and Qualifying Accounts.................................................    F - 19

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

                 4.3     Warrant Agreement for "B" Warrants between the Registrant and Odyssey Partners,
                         L.P. dated March 3, 1997. (J)

                 4.4     Odyssey Partners, L.P. Certificate for 200,000 Warrants dated March 3, 1997. (J)

                10.2     Employment Agreement, dated as of December 16, 1986, between Registrant and
                         Arthur Hershaft. (C)

                10.3     Employment Agreement, dated February 13, 1989, between Registrant and Victor
                         Hershaft. (D)

                10.4     Amendment dated as of October 1, 1998 to the Employment Agreement, dated as of February 13, 1989 between Registrant and Victor Hershaft. (Q)

                10.5     Employment Agreement dated as of February 28, 2000 between Registrant and Paul J. Griswold.

                10.6     Change of Control Employment Agreement dated as of April 20, 1999, between the Registrant and Jack Plaxe. (R)

                10.7     Registrant's 1990 Employee Stock Option Plan. (F)
                10.8     Registrant's 1997 Incentive Stock Option Plan. (N)

                10.9     Registrant's 2000 Long-Term Performance and Incentive Plan. (T)
                10.10    Deferred Compensation Plan for Directors. (O)
                10.11    Omnibus Purchase and Sale Agreement dated June 6, 1995 by and between Pitney
                         Bowes Inc., Monarch Marking Systems, Inc., Pitney Bowes Marking Systems Ltd.,
                         Pitney Bowes International Holdings Inc., Pitney Bowes France S.A. and Monarch
                         Acquisition Corp. (H)

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


                10.17    Agreement and Plan of Merger dated as of July 15, 1997, among the Registrant,
                         Ribbon Manufacturing, Inc., and International Imaging Materials, Inc. (L)
                10.18    Amended and Restated Credit Agreement dated as of August 11, 1998.(P)
                10.19    Note Purchase Agreement dated as of August 4, 1998.(P)
                10.20    Uncommitted Credit Facility (R)
                10.21    Omitted Exhibit to Uncommitted Credit Facility (R)
                10.22    Promissory Note from Registrant to Centric Capital Corporation (R)
                10.23    Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation,
                         Internatioanal Imaging Material, Inc., Center Capital Investors III, L.P. and Related
                         Partnerships. (S)
                10.24    Amendment No.1, dated March 9, 2000 to the Stock Purchase and Recapitalization Agreement, dated as of
                         February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging Materials, Inc.,
                         Centre Capital Investors III, L.P., and related partnerships. (S)

                21.1     Subsidiaries of Registrant.
                23.1     Consent of Arthur Andersen LLP.
                27.1     Financial Data Schedule


----------

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

     (P) Incorporated herein by reference from Exhibits to Registrant's Form 8-K filed on August 26, 1998.

     (Q) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

     (R) Incorporated herein by reference from Exhibits to Registrant's Form 10-Q filed on August 11, 1999.

     (S) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated March 9, 2000.

     (T) Incorporated herein by reference from Appendix B and C to Registrant's definitive proxy statement dated March 31, 2000.

(b)   Reports on Form 8-K

     1.   Current Report on Form 8-K, dated December 28, 1999, reporting under
          Item 5 the execution of a letter of intent between the Registrant and Bornemann & Bick group of companies.

     2.   Current Report on Form 8-K, dated February 8, 2000, reporting under
          Item 5 the execution of the Stock Purchase and Recapitalization Agreement among the Registrant, Paxar Capital Corporation, International Imaging Materials, Inc. Center Capital Investors III, L.P. and Related Partnerships.

     3. Current Report on Form 8-K, dated March 9, 2000, reporting under Item 2 the disposition by Paxar Capital Corporation of 92.5% of International Imaging Materials, Inc. common stock pursuant to the Stock Purchase and Recapitalization Agreement among the Registrant, Paxar Capital Corporation, International Imaging Materials, Inc., Center Capital Investors III, L.P. and Related Partnerships.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Paxar Corporation:

We have audited the accompanying consolidated balance sheets of Paxar Corporation (a New York corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paxar Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

/s/ Arthur Andersen LLP

Stamford, Connecticut
February 8, 2000

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                             DECEMBER 31,           DECEMBER 31,
                                                                                 1999                   1998
                                                                          -----------------        --------------
                                                                            (IN MILLIONS, EXCEPT SHARE AMOUNTS)
ASSETS
Current assets:
Cash                                                                      $     23.9                  $   14.8
Short-term investments                                                           8.3                       4.4
Receivables, less allowances of $8.3 in 1999 and $5.0 in 1998                  121.1                      99.6
Inventories                                                                     92.4                      97.0
Deferred income taxes                                                            1.7                        --
Other current assets                                                            15.9                      13.3
                                                                          ----------                  --------
          Total current assets                                                 263.3                     229.1
                                                                          ----------              ------------

Property, plant and equipment, at cost                                         344.9                     300.4
Accumulated depreciation                                                      (139.6)                   (106.8)
                                                                          ----------                 ---------
Net property, plant and equipment                                              205.3                     193.6
                                                                          ----------              ------------

Goodwill                                                                       157.4                     157.8
Other assets                                                                     7.7                      12.7
                                                                          ----------                  --------
                                                                          $    633.7                   $ 593.2
                                                                          ==========                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                              $     45.0                  $    1.9
Current maturities of long-term debt                                             0.3                       0.7
Accounts payable and accrued liabilities                                       104.2                      82.8
Accrued taxes on income                                                          8.4                       4.5
                                                                          ----------                  --------
          Total current liabilities                                            157.9                      89.9

Long-term debt                                                                 163.4                     204.5
Deferred income taxes                                                           18.7                      20.1
Other liabilities                                                                4.6                       5.3

Shareholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized,  none
issued and outstanding                                                             --                       --
Common Stock, $0.10 par value, 200,000,000 shares authorized,
46,756,610 and 47,941,696 shares issued and outstanding in 1999 and
1998, respectively                                                               4.7                       4.9

Paid-in capital                                                                 93.2                     116.9
Retained earnings                                                              201.5                     168.1
Accumulated other comprehensive loss                                           (10.3)                     (3.4)
Treasury stock 1,434,400 shares in 1998                                           --                     (13.1)
                                                                          ----------                  --------
          Total shareholders' equity                                           289.1                     273.4
                                                                          ----------                  --------
                                                                          $    633.7                  $  593.2
                                                                          ==========                  ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                      1999         1998         1997
                                                                   ---------     -------      -------
         Sales                                                     $   661.8     $ 611.6      $ 567.2
         Cost of sales                                                 407.2       375.3        347.6
                                                                   ---------     -------      -------
              Gross profit                                             254.6       236.3        219.6
          Selling, general and administrative expense                  179.5       168.3        146.6
         Amortization of intangibles                                     6.1         5.4          6.1
         Acquisition-related costs                                        --          --          8.3
         Integration/restructuring and other costs                       5.0          --          6.9
                                                                   ---------     -------      -------
              Operating income                                          64.0        62.6         51.7
         Interest expense, net                                         (14.2)      (14.6)       (13.8)
                                                                   ----------    -------      -------
         Income before taxes                                            49.8        48.0         37.9
         Taxes on income                                                16.4        14.4         13.5
                                                                   ---------     -------      -------
         Income before extraordinary item                               33.4        33.6         24.4
         Extraordinary item, net of income taxes of $5.1                  --          --         (8.6)
                                                                   ---------     -------      -------
              Net income                                           $    33.4     $  33.6      $  15.8
                                                                   =========     =======      =======

         Basic earnings per common share:
         Income before extraordinary item                          $   0.72      $  0.69      $  0.51
         Extraordinary item                                              --           --        (0.18)
                                                                   --------      -------      -------
         Net income                                                $   0.72      $  0.69      $  0.33
                                                                   ========      =======      =======

         Diluted earnings per common share:
         Income before extraordinary item                          $   0.71      $  0.68      $  0.49
         Extraordinary item                                              --           --        (0.17)
                                                                   --------      -------      -------
         Net income                                                $   0.71      $  0.68      $  0.32
                                                                   ========      =======      =======

         Average common shares outstanding:
         Basic                                                         46.7         48.4         48.1
         Diluted                                                       47.2         49.4         49.7

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAXAR CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                  (IN MILLIONS)



                                                                                                            ACCUMU-
                                                                                                            LATED
                                                                                                            OTHER
                                       COMMON STOCK                    UNEARNED                             COMPRE-        COMPRE-
                                    ------------------     PAID-IN     COMPEN-     TREASURY     RETAINED    HENSIVE        HENSIVE
                                    SHARES      AMOUNT     CAPITAL     SATION        STOCK      EARNINGS   INCOME/(LOSS)   INCOME
                                    ------      ------    --------     --------    ---------    --------   -------------   ------
Balance, December 31, 1996            41.3      $  4.1    $   81.6     ($  0.4)    $     --     $  121.9    $    0.6      $     --
Comprehensive income
Net income                              --          --          --          --           --         15.8          --          15.8
Other comprehensive income(loss) :
Translation adjustments                 --          --          --          --           --           --        (5.4)         (5.4)
                                                                                                                          --------
Comprehensive income                                                                                                      $   10.4
                                                                                                                          ========
Stock split                            7.1         0.7         --           --           --         (0.7)         --
Shares surrendered                    (0.9)         --        (9.5)         --           --           --          --
Shares issued-various plans            0.6          --         5.4          --           --           --          --
Tax benefit from exercise of
    Stock options                       --          --         1.3          --           --           --          --
Shares
  Issued - acquisitions                0.3          --         4.7          --           --           --          --
Warrants and options issued -
  Acquisitions                          --          --        25.7          --           --           --          --
Restricted stock awards                 --          --         0.1         0.4           --           --          --
IIMAK pooling adjustment                --          --          --          --           --         (2.5)         --
                                      ----        -----      -----      ------     --------     --------      ------
Balance, December 31, 1997            48.4         4.8       109.3          --           --        134.5        (4.8)

Comprehensive income
Net income                              --          --          --          --           --         33.6          --          33.6
Other comprehensive income:
Translation adjustments                 --          --          --          --           --           --         1.4           1.4
                                                                                                                          --------
Comprehensive income                    --          --          --          --           --           --          --      $   35.0
                                                                                                                          ========
Shares issued-various plans            1.0         0.1         5.7          --           --           --          --
Purchase of common shares               --          --          --       (13.1)          --           --
Tax benefit from exercise of
  Stock options                         --          --         1.9          --           --           --          --
                                      ----      ------       -----      ------     --------     --------      ------
Balance, December 31, 1998            49.4         4.9       116.9          --        (13.1)       168.1        (3.4)

Comprehensive income
Net income                              --          --          --          --           --         33.4          --          33.4
Other comprehensive income (loss) :
Translation adjustments                 --          --          --          --           --           --        (6.9)         (6.9)
                                                                                                                          --------
Comprehensive income                    --          --          --          --           --           --          --      $   26.5
                                                                                                                          ========
Shares issued-various plans            0.6         0.1         4.9          --           --           --          --
Purchase of common  shares              --          --          --          --        (15.8)          --          --
Retirement of  treasury shares        (3.3)       (0.3)      (28.6)         --         28.9           --          --
                                      ----      ------       -----      ------     --------     --------      ------
Balance, December 31, 1999            46.7      $  4.7    $   93.2      $   --     $     --     $  201.5     ($ 10.3)
                                      ====      ======       =====      ======     ========     ========     =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 ( IN MILLIONS)


                                                                         1999        1998          1997
                                                                    -----------   -----------   --------
            OPERATING ACTIVITIES:
            Net income                                              $    33.4      $   33.6      $   15.8
                                                                    ---------      --------      --------
            Adjustments to reconcile net income to net
            cash provided by operations:
            Extraordinary item                                             --            --           8.6
            Depreciation and amortization                                38.3          32.7          27.1
            Deferred income taxes                                        (3.1)          2.8           4.0
            Other                                                          --            --          (2.5)
            Changes in assets and liabilities, net of
            businesses acquired:
            Receivables                                                 (12.2)          0.7          (8.4)
            Inventories                                                   9.9           0.4          (8.5)
            Other current assets                                         (2.1)         (1.7)         (3.0)
            Accounts payable and accrued liabilities                      7.0           0.8           1.4
            Taxes on income                                               2.2            --          (5.4)
            Other                                                        (0.7)         (0.8)          0.2
                                                                    ---------      --------      --------
                                                                         39.3          34.9          13.5
                                                                    ---------      --------      --------
            Net cash provided by operating activities                    72.7          68.5          29.3
                                                                    ---------      --------      --------
            INVESTING ACTIVITIES:
            Purchases of property, plant and equipment                  (31.9)        (35.7)        (30.3)
            Acquisition related                                         (20.5)         11.2         (81.6)
            (Increase) of short-term investments                         (3.9)         (2.2)         (0.3)
            Other                                                         6.3          (1.5)          2.4
                                                                    ---------      --------      --------
            Net cash used in investing activities                       (50.0)        (28.2)       (109.8)
                                                                    ---------      --------      --------
            FINANCING ACTIVITIES:
            Increase (decrease) in short-term debt                       42.5         (27.5)         12.2
            Additions to long-term debt                                 442.7         458.3         286.7
            Reductions in long-term debt                               (486.4)       (465.2)       (210.8)
            Exercise of stock options/stock purchase plan                 5.0           7.7           2.3
            Purchase of common stock                                   ( 15.8)        (13.1)           --
            Other                                                          --            --          (0.8)
                                                                    ---------      --------      --------
            Net cash (used in) provided by financing activities         (12.0)        (39.8)         89.6
                                                                    ---------      --------      --------

            Effect of exchange rate changes on cash                      (1.6)          0.6          (0.7)
                                                                    ---------      --------      --------
            Increase in cash                                              9.1           1.1           8.4
            Cash, at beginning of year                                   14.8          13.7           5.3
                                                                    ---------      --------      --------
            Cash, at end of year                                    $    23.9     $    14.8      $   13.7
                                                                    =========     =========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include those of Paxar Corporation (the "Company") and its majority-owned subsidiaries. The effects of all significant inter-company transactions have been eliminated.

SHORT-TERM INVESTMENTS:

     Short-term investments consist of foreign lending institution and government bonds pledged as collateral against foreign debt, as well as certain other foreign financial institution commercial paper.

INVENTORIES:

     Inventories are stated at the lower of cost or market. The value of inventories determined using the last-in, first-out (LIFO) method was $45.8 and $55.6 as of December 31, 1999 and 1998, respectively. The value of all other inventories, determined using the first-in, first-out (FIFO) method, was $46.6 and $41.4 as of December 31, 1999 and 1998, respectively. The value includes approximately $11.8 as of December 31, 1999 and 1998, related to the fair value write up of the inventory at the date of the Monarch acquisition.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost and depreciated by the straight-line method over the estimated useful lives of the assets. Upon retirement or other disposition, the cost and accumulated depreciation are removed from the asset and accumulated depreciation accounts, and the net gain or loss is reflected in income. Expenditures for maintenance and repairs are charged against income as incurred. Significant expenditures for betterments and renewals are capitalized.

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

REVENUE RECOGNITION:

     Revenue is recognized when title to the product passes to the customer, generally upon shipment.

EARNINGS PER COMMON SHARE:

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if options and warrants were exercised resulting in the issuance of common stock.

STOCK DIVIDEND:

     During 1999 and 1998, no stock dividends were declared. On August 7, 1997, the Board of Directors declared a 25% stock split, effected in the form of a stock dividend. All per share information presented in the accompanying financial statements has been adjusted to reflect the stock dividend.

FINANCIAL INSTRUMENTS:

     All financial instruments of the Company with the exception of interest rate hedge agreements are carried at cost, which approximates fair value.

     The Company's policy is to manage exposure to variations in interest rates on its revolving credit facility by entering into interest rate hedge agreements when appropriate. The transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of debt instruments. Interest differentials under these agreements are reflected in the results of operations as adjustments to interest expense when they are paid or received. The fair value (i.e., the cost or benefit from terminating the agreements) related to underlying debt is deferred. The Company also recognizes gains or losses on these agreements as an adjustment of interest expense when the related variable rate debt is less than the notional amount of the hedges. Since the agreements are negotiated with creditworthy counter-parties, the Company considers the risk of their nonperformance to be remote.

     At December 31, 1998, the Company had hedge agreements with notional value of $80. The fair value of the interest rate hedge agreements, based on estimates provided by financial institutions, was a loss of $1.5 at December 31, 1998. The notional value of the interest rate hedge agreements exceeded the amount of variable rate debt outstanding at December 31, 1998 by $34. The fair value of the agreements related to underlying variable rate debt that had been deferred at December 31, 1998 was $0.9. The fair value related to the notional value of the agreements not having related variable rate debt reflected in earnings for the year ended December 31, 1998 was a loss of $0.7. There were no interest rate derivatives in effect at December 31, 1999.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

     Although, the Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of its adoption of SFAS No. 133, the Company anticipates that implementation of SFAS No. 133 would not have a material impact on the Company's results of operations.

GOODWILL:

     Goodwill represents the excess of the cost of acquired companies over the sum of identifiable net assets. Goodwill is being amortized on a straight-line basis over periods of up to forty years. Subsequent to acquiring goodwill, the Company evaluates whether events and circumstances, including anticipated future operating results, indicate the remaining estimated useful life of goodwill may warrant revision. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1999.

FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations from translating foreign currency assets and liabilities into U.S. dollars are included in shareholders' equity as translation adjustments. Gains and losses resulting from foreign currency transactions are included in net income and were not significant in the past three years.

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

NOTE 2:  BUSINESS ACQUISITIONS

FERGUSON:

     On February 2, 1999 the Company completed the acquisition of the apparel identification business of Ferguson International PLC for approximately $20.5. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The $5.4 excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill and is being amortized over 20 years. The fair value of assets acquired and liabilities assumed is as follows:


                Current assets                         $   15.1
                Property, plant and equipment              13.5
                Goodwill                                    5.4
                Current liabilities                       (13.5)
                                                       --------
                Net assets                             $   20.5
                                                       ========

     The operating results of Ferguson are included in the accompanying consolidated statements of income beginning February 2, 1999. The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1998. These pro forma results do not purport to be indicative of the results of operations, which may result in the future.


              YEARS ENDED DECEMBER 31,                       1999       1998
              ------------------------                     -------     -------
              Sales                                        $ 666.1     $ 676.1
                                                           -------     -------
              Income before extraordinary item             $  33.1     $  32.6
                                                           =======      ======
              Net income                                   $  33.1     $  32.6
                                                           =======      ======
              Basic earnings per common share:
              Before extraordinary item                    $  0.71      $ 0.67
              Extraordinary item                                 -           -
                                                           -------     -------
              Net income                                   $  0.71      $ 0.67
                                                           =======      ======
              Diluted earnings per common share:
              Before extraordinary item                    $  0.70      $ 0.66
              Extraordinary item                                 -           -
                                                           -------     -------
              Net income                                   $  0.70      $ 0.66
                                                           =======      ======

IIMAK:

     On October 28, 1997, the Company completed the acquisition of International Imaging Materials, Inc. ("IIMAK"), which was accounted for as a pooling of interests. In connection with the merger, each outstanding share of IIMAK common stock was converted into 1.5 shares of the Company's common stock and all existing IIMAK warrants and options were converted into warrants and options to purchase the Company's common stock. As a result of the merger, the shares of IIMAK common stock were converted into 12,431,757 shares of the Company's common stock, and the IIMAK options and warrants were converted into 1,937,055 of the Company's options and warrants.

     As the merger was accounted for as a pooling of interests, the financial statements have been restated to include the results of IIMAK for all periods presented.

     No adjustments were required to conform the accounting policies of the companies.

     The Company recognized acquisition related costs of $8.3 in the fourth quarter of 1997. Included in these costs were $5 of fees and expenses specifically related to the merger and $3.3 related to the termination and severance of certain members of IIMAK management pursuant to pre-existing IIMAK agreements.

     See Note 18: Subsequent Event.

MONARCH:

     On June 29, 1995, the Company acquired a 49% interest in Monarch Marking Systems, Inc. ("Monarch"), which had been accounted for using the equity method. On March 3, 1997, the Company acquired the remaining 51% of Monarch for a total purchase price of $132. The Company acquired the 49% equity interest of Odyssey Partners, L.P. for $94.1 in cash, a promissory note in the amount of $5.9 at an annual interest rate of 4.88% payable on January 2, 1998, and five year warrants to purchase (a) 1,250,000 shares of the Company's common stock, par value $0.10, at an exercise price of $14.00 per share and (b) 250,000 shares of the Company's common stock at an exercise price of $17.50 per share. The warrants were recorded at the fair value of approximately $9.7 at the date of acquisition. Upon completion of the acquisition, the Chairman and the President of Monarch each received 156,536 shares of the Company's common stock valued at $15.20 per share, in exchange for the shares of Monarch common stock owned by each of them. Additionally, the management of Monarch received incentive stock options to purchase an aggregate of 1,244,469 shares of the Company's common stock pursuant to the Company's 1990 Employee Stock Option Plan in exchange for outstanding options to purchase Monarch common stock. The options were recorded at the fair value of approximately $16 at the date of acquisition.

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

The fair value of assets acquired and liabilities assumed is as follows:


                 Current assets                         $   96.2
                 Property, plant and equipment              44.1
                 Goodwill                                  143.9
                 Other assets                               11.8
                 Current liabilities                       (37.6)
                 Long-term debt                           (105.8)
                 Other                                      (5.1)
                                                        --------
                 Net assets                                147.5
                 Initial investment (June 1995)            (20.1)
                                                        --------
                                                        $  127.4
                                                        ========

     In September 1998, the Company received $14.5, including interest of $3.3, from Pitney Bowes (the former owner of Monarch) resulting from litigation regarding the original purchase price and other disputed amounts. This resulted in a reduction, net of income tax, in goodwill in the amount of $4.6.

     The operating results of Monarch are included in the accompanying consolidated statements of income beginning March 3, 1997. The following unaudited pro forma results of operations for 1997 assume the acquisition occurred as of January 1, 1997. These pro forma results do not purport to be indicative of the results of operations, which may result in the future.


                   YEAR ENDED DECEMBER 31,                         1997
                   -----------------------                      -------
                   Sales                                        $ 606.8
                                                                -------
                   Income before extraordinary item             $  22.8
                                                                -------
                   Net income                                   $  14.2
                                                                -------
                   Basic earnings per common share:
                   Before extraordinary item                    $  0.47
                   Extraordinary item                             (0.18)
                                                                -------
                   Net income                                   $  0.29
                                                                =======
                   Diluted earnings per common share:
                   Before extraordinary item                    $  0.46
                   Extraordinary item                             (0.17)
                                                                -------
                   Net income                                   $  0.29
                                                                =======


NOTE 3:  EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF DEBT

     On April 11, 1997, Monarch completed the purchase of $100 of principal amount of its 12 -1/2 % Senior Notes due July 1, 2003 (the "Notes"). Monarch paid $120.2, consisting of $100 of principal, $3.5 of accrued interest, a $13.7 premium, and a consent payment of $3. Upon payment, all of the outstanding Notes were canceled, and the indenture under which they were issued was terminated. The early redemption of the Notes resulted in an extraordinary charge of $8.6, net of income taxes of $5.1.

NOTE 4:  INVENTORIES

The components of inventories are set forth below:


                AT  DECEMBER 31,                        1999       1998
                ----------------                      --------   ------
                Raw materials                         $  36.7    $ 49.3
                Work-in-Process                          15.9      11.8
                Finished goods                           39.8      35.9
                                                      -------    ------
                                                      $  92.4    $ 97.0
                                                      =======    ======

     If all inventories were reported on a FIFO basis, inventories would be approximately $2.0 and $2.2 higher at December 31, 1999 and 1998 respectively.

NOTE 5: OTHER CURRENT ASSETS

A summary of other current assets is set forth below:


                AT DECEMBER 31,                 1999       1998
               ----------------               --------   ------
               Loans to officers              $   0.3    $  0.3
               Prepayments                        5.3       8.8
               Other                             10.3       4.2
                                              -------    ------
                                              $  15.9    $ 13.3
                                               ======     =====

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is set forth below:


            AT DECEMBER 31,                                    1999           1998
            ---------------                                 ---------      ---------
            Machinery and equipment                         $   261.9      $   213.6
            Buildings and building improvements                  76.2           80.2
            Land                                                  6.8            6.6
                                                            ---------      ---------
                                                                344.9          300.4
            Accumulated depreciation                           (139.6)        (106.8)
                                                            ---------      ---------
                                                            $   205.3      $   193.6
                                                            =========      =========

                                                            YEARS
            Estimated useful lives are principally:         -----
            Buildings and building improvements             5 to 40

            Machinery and equipment                         3 to 10

NOTE 7: DUE TO BANKS

A summary of amounts due to banks is set forth below:


           AT DECEMBER 31                                           1999          1998
           --------------                                          ------        ------
           Bank overdrafts                                         $    -        $  1.8
           Uncommitted Credit Facility (a)                           45.0             -
           Other foreign                                                -           0.1
                                                                   ------        ------
                                                                   $ 45.0        $  1.9
                                                                   ======        ======


(a) On March 12, 1999, the Company entered into an agreement with a bank under which the bank provides an unsecured, uncommitted short-term facility for the Company to borrow up to $50 at negotiated interest rates for defined periods. The agreement requires the Company to have availability under its revolving credit agreement equal to the amount borrowed under this facility. Average borrowings under the agreement since inception in 1999 were $50 at an average interest rate of 5.46%. There was $45 outstanding under this facility at December 31, 1999, at an interest rate of 7.23%.

NOTE 8: LONG TERM DEBT

A summary of long-term debt is set forth below:


          AT DECEMBER 31                                                          1999       1998
          --------------                                                       ---------   -------
          6.74% Senior Notes (a)                                               $  150.0    $ 150.0

          Unsecured bank credit facility (b)                                          -       45.8
          Economic Development Revenue Bonds due 2011 and 2019 (c)                 13.0        8.0

          Other                                                                     0.7        1.4
                                                                               --------    -------
                                                                                  163.7      205.2

          Less current maturities                                                   0.3        0.7
                                                                               --------    -------
                                                                               $  163.4    $ 204.5
                                                                               ========    =======

Maturities of long-term debt for the five years subsequent to December 31, 1999 are $ 0.3, $0.2, $0.1, $0.1, and $0.

----------
(a) On August 11, 1998, the Company entered into unsecured ten-year $150 Senior Note agreements with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually. The proceeds were used to repay the term loan and a portion of the indebtedness outstanding under the Company's revolving credit facility before it was amended. The Notes contain covenants requiring the Company, among other things, to maintain a minimum net worth. The Company is in compliance with all covenants as of December 31, 1999 and 1998, respectively.

(b) On March 3, 1997, the Company entered into an unsecured six-year, $280 credit agreement ($140 term loan, $140 revolving credit facility) with Fleet Bank, N.A. and other participating banks. On August 11, 1998, the Company and the banks amended and restated the credit agreement to provide a $200 unsecured revolving credit facility for five years from the date of the amendment. Under the agreement, the Company pays a facility fee determined by reference to certain financial ratios (0.15% at December 31, 1999.)

     Borrowings under the agreement bear interest at rates referenced to the London Interbank Offered Rate (LIBOR) with applicable margins varying in accordance with the Company's attainment of specified financial thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (8.5% and 7.75% at December 31, 1999 and 1998, respectively), and are guaranteed by certain domestic subsidiaries of the Company.

     The agreement contains covenants requiring the Company, among other things, to maintain certain financial ratios and minimum net worth. The Company was in compliance with all covenants as of December 31, 1999 and 1998.

     Average borrowings under the agreement during 1999 and 1998 were $50.4 and $160.8, at average interest rates of 5.62% and 6.36%, respectively. The amounts outstanding at December 31, 1999 and 1998 were $0 and $45.8, respectively. The weighted average interest rate for borrowings under the agreement at December 31, 1998 was 6.1%

(c) Economic Development Revenue Bond financed facilities have been accounted for as plant and equipment, and the related bonds are recorded as long-term debt. The variable rate bonds for the years ended December 31, 1999 and 1998 had a weighted average interest rate of 3.4% and 3.57%, respectively.

NOTE 9: INCOME TAXES

The provision for income taxes contains the following:


                              AT DECEMBER 31,                         1999      1998         1997
                              ---------------                       --------  --------    -------
                              Federal Current                       $  13.6   $    8.0    $   3.1
                              Deferred                                 (2.9)       0.4        5.7
                              Foreign Current                           4.4        1.8        6.1
                              Deferred                                 (0.3)       2.4       (2.3)
                              State                                     1.6        1.8        0.9
                                                                    --------  --------    -------
                                                                    $  16.4   $   14.4    $  13.5
                                                                    =======   ========    =======

The cumulative amounts of each temporary difference that comprise the net deferred tax liability are as follows:


  AT DECEMBER 31,                                                                1999          1998         1997
  ---------------                                                            -----------   -----------  --------
  Deferred tax assets:
  Alternative minimum and investment tax credit carry-forwards               $     4.5     $    4.4     $    4.3
  Costs capitalized to inventory                                                   1.0          1.2          1.2
  Accrued integration/restructuring                                                 --           --          1.4
  Other accrued liabilities and allowances                                         8.4          6.1          9.0
  Other                                                                            3.2          1.3          1.2
                                                                             ---------     --------     --------
            Total gross deferred tax asset                                        17.1         13.0         17.1
  Valuation allowance                                                             (0.7)        (0.5)          --
                                                                             ---------     --------     --------
  Net deferred tax asset                                                          16.4         12.5         17.1
  Deferred tax liability:
  Depreciation and other property basis differences                              (33.4)       (32.6)       (34.4)
                                                                             ---------     --------     --------
  Net deferred tax liability                                                 $  (17.0)       ($20.1)      ($17.3)
                                                                             =========     ========     ========

     The valuation allowances relate to certain capital transactions subject to restriction for tax purposes.

An analysis of the differences between the federal statutory income tax rate and the effective tax rate is set forth below:


YEARS ENDED DECEMBER 31,                                         1999      1998      1997
------------------------                                       --------  --------  ------
Federal statutory tax rate                                       35.0%     35.0%     35.0%
State income tax, net of federal income tax benefit               2.0       2.4       1.5
Foreign taxes less than federal rate                             (6.9)     (7.6)     (7.5)
Non-deductible merger costs                                        --        --       4.3
Reserves no longer required                                        --      (2.8)       --
All other, net                                                    2.8       3.0       2.3
                                                               ------    ------    ------
                                                                 32.9%     30.0%     35.6%
                                                               ======    ======    ======

     During 1998, the Company reviewed the status of ongoing tax examinations and adjusted the tax reserves to conform to the status of those examinations. The Company's Collitex and Orvac subsidiaries benefited from tax incentives in Italy, which significantly reduced the Company's effective tax rate. These incentives expired at the end of 1999.

     United States income taxes have not been provided on undistributed foreign earnings of $66.5 since the Company intends to permanently reinvest such earnings in expanding foreign operations. The unrecognized U.S. tax liability on the undistributed earnings was approximately $16.9 at December 31, 1999. Total foreign based pre-tax income was approximately $25, $23, and $21 for 1999, 1998 and 1997, respectively.

NOTE 10: RELATIONSHIP WITH FUJICOPIAN CO., LTD.

     IIMAK manufactures thermal transfer ribbons pursuant to a license agreement with Fujicopian Co., Ltd., which expires in 2008. Royalty expenses under the agreement totaled $1.5 in 1999, $2.1 in 1998, and $2.6 in 1997. See Note 18:
Subsequent Event.

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:


AT DECEMBER 31,                  1999       1998
----------------               --------   ------
Accounts payable               $   45.1   $ 34.8
Accrued payroll costs              17.9     19.2
Other accrued liabilities          41.2     28.8
                               --------   ------
                               $  104.2   $ 82.8
                               ========   ======

NOTE 12: EMPLOYEE SAVINGS PLANS

     The Company maintains three voluntary employee savings plans adopted pursuant to Section 401(k) of the Internal Revenue Code. The Company's contribution under the Plans was $3.6, $3.6, and $3.3 during 1999, 1998 and 1997, respectively.

NOTE 13: BUSINESS SEGMENTS

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The information for 1997 and 1998 has been restated from the prior years' presentations in order to conform to the 1999 presentation.

     The Company operates the following business segments: Apparel Identification, Labeling Solutions, and Thermal Transfer Ribbons. The accounting policies of the segments are the same as those described in Note 1:
Summary of Significant Accounting Policies. Inter-segment sales prices are based on cost plus a mark-up to allow the selling segment to make a reasonable profit. The Company evaluates performance based on operating income of its business segments before corporate expenses, amortization of goodwill, non-recurring charges, interest, income taxes and extraordinary items. Balance sheet information is not captured by business segment. Depreciation expense has been allocated as a percent of sales, except where specific identification is available.

     The Company's Apparel Identification operations manufacture products for and provide services specifically to the apparel and textile industries. A significant portion of the Company's products are delivered to apparel manufacturers located in Asia and Mexico whose products are sold in the United States. Fabric label systems include electronic printers and related supplies used for in-plant label printing. Bar code systems, consisting of electronic printers and related supplies and services, are used by customers to print data on labels and tags to provide accurate product, inventory and point of sale information for integration with sophisticated data systems. Labels and tags are attached to apparel by manufacturers and retailers to identify and promote their products, allow automated data collection and provide brand identification and consumer information such as country of origin, size, fabric content and care instructions. Fabric labels are attached early in the garment manufacturing process and must withstand all production processes and remain legible through washing and dry cleaning by the end user. Tags are attached when the garment is complete and are primarily for point of sale promotion. Additionally, the Company's products include labels and tags for sheets, towels, pillowcases and other white goods.

     The Company's Labeling Solutions operations market and distribute electronic bar code printers used in a wide range of retail and industrial applications. Applications include inventory management and distribution systems, hand-held, mechanical labeling devices that print pressure-sensitive (i.e., adhesive-backed) price and other identification labels and affix them onto merchandise for retailers, and supplies used in both its mechanical labelers and bar code printers. This segment also provides comprehensive service to its installed base of machines.

     The Company's Thermal Transfer Ribbons are used in bar code printers to print single-color and multi-color tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, retail price tag, packaging and medical applications. See Note 18: Subsequent event.

     The following table shows the financial information of the Company's business segments.


YEARS ENDED DECEMBER 31,                               1999           1998           1997
------------------------                            ---------      ---------      ---------
Sales to unaffiliated customers:
Apparel Identification                              $   335.8      $   275.8      $   256.4
Labeling Solutions                                      245.2          253.0          218.8
Thermal Transfer Ribbons                                 80.8           82.8           92.0
                                                    ---------      ---------      ---------
          Total                                     $   661.8      $   611.6      $   567.2
                                                    =========      =========      =========
Inter-segment sales:
Thermal Transfer Ribbons                            $    13.9      $    11.8      $     8.7
                                                    =========      =========      =========

Segment operating income:
Apparel Identification                              $    41.8      $    38.3      $    38.7
Labeling Solutions                                       30.3           30.4           27.0
Thermal Transfer Ribbons                                 11.6            7.5           14.7
                                                    ---------      ---------      ---------
                                                         83.7           76.2           80.4
Corporate                                                (9.6)          (9.5)          (8.8)
Restructuring,acquisition related, and other
costs                                                    (5.0)           -            (15.2)
Amortization of goodwill                                 (5.1)          (4.1)          (4.7)
                                                    ---------      ---------      ---------
          Total                                     $    64.0       $   62.6      $    51.7
                                                    =========      =========      =========

Depreciation  and amortization expense:
Apparel Identification                              $    13.3      $    10.5      $     9.2
Labeling Solutions                                        8.9            9.2            4.3
Thermal Transfer Ribbons                                  9.0            9.0            8.7
Corporate                                                 7.1            4.0            4.9
                                                    ---------      ---------      ---------
         Total                                      $    38.3      $    32.7      $    27.1
                                                    =========      =========      =========

Geographic Information:


YEARS ENDED DECEMBER 31,                           1999          1998         1997
------------------------                        ---------     ---------    -------
Sales to unaffiliated customers:
North America:
      United States                             $    391.3    $    403.9     $  387.3
      Canada                                          15.8          16.7         14.8
      Mexico                                          12.8          12.0         11.6
                                                ----------    ----------     --------
          Total North America                        419.9         432.6        413.7
Asia                                                  78.4          51.8         44.0
Europe                                               150.3         113.1        102.1
Other                                                 13.2          14.1          7.4
                                                ----------    ----------     --------
          Total                                 $    661.8    $    611.6     $  567.2
                                                ==========    ==========     ========

Long lived assets:
North America:

      United States                             $    250.2     $   256.5     $  260.0
      Canada                                           4.8           4.8          5.2
      Mexico                                          10.9          10.7         11.1
                                                ----------     ---------     --------
          Total North America                        265.9         272.0        276.3
Asia                                                  21.7          16.9         16.9
Europe                                                70.4          57.0         54.6
Other                                                  4.7           5.5          4.7
                                                ----------     ---------     --------
          Total                                 $    362.7     $   351.4     $  352.5
                                                ==========     =========     ========

Assets:
North America:

      United States                             $    326.1     $   395.4     $  405.1
      Canada                                           6.9           5.4          4.9
      Mexico                                          14.2          13.4         16.1
                                                ----------     ---------     --------
          Total North America                        347.2         414.2        426.1
Asia                                                 103.5          57.5         56.6
Europe                                               172.3         114.4        109.2

Other                                                 10.7           7.1          6.5
                                                ----------     ---------     --------
         Total                                  $    633.7     $   593.2     $  598.4
                                                ==========     =========     ========

Capital Expenditures:

North America                                   $     20.0     $    24.5     $   27.4
Asia                                                   2.8           1.9          0.4
Europe                                                 8.7           8.5          2.0
Other                                                  0.4           0.8          0.5
                                                ----------     ---------     --------
          Total                                 $     31.9     $    35.7     $   30.3
                                                ==========     =========     ========


No one customer accounted for more than 10% of the Company's revenues in 1999, 1998 or 1997.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is set forth below:


               YEARS ENDED DECEMBER 31,                 1999          1998        1997
               ------------------------               --------      --------     ------
               Interest                               $ 14.9        $ 10.7       $ 10.8
               Income Taxes                           $  8.6        $ 12.8       $  6.0

NOTE 15: SHAREHOLDERS' EQUITY

     The Company has various stock-based compensation plans including stock options and an Employee Stock Purchase Plan.

     On April 25, 1997, the Company's shareholders approved the 1997 Incentive Stock Option Plan under which shares of common stock are reserved for issuance upon the exercise of options to be granted to key employees and directors. On October 28, 1997, the Company's shareholders approved an increase in the number of shares of common stock reserved for issuance under the 1997 Employee Stock Option Plan from 1,875,000 shares to 5,000,000 shares of common stock. In addition, the 1990 Employee Stock Option Plan approved by the Company's shareholders on April 24, 1990 has 1,210,102 shares of common stock, as adjusted for subsequent stock dividends, reserved for issuance upon the exercise of options granted to key employees and directors.

     The plans provide for issuances in the form of incentive stock options, non-qualified stock options and stock appreciation rights, which may be granted in tandem with non-qualified stock options. The option price per share of incentive stock options cannot be less than 100% of the market value at the date of grant. The option price per share of non-qualified stock options and stock appreciation rights are determined by the Board of Directors at its sole discretion.

     The options vest over periods of up to four years. Options granted prior to 1994 are for a period of five years, and those granted subsequently are for a period of ten years.

The following is a summary of outstanding stock options:

                                                      NUMBER OF SHARES
                                                        (IN MILLIONS)        WEIGHTED AVERAGE EXERCISE PRICE
                                                     -----------------       -------------------------------
                 1997
                 Outstanding at beginning of year            3.1                          $  9.59
                 Granted                                     1.8                          $  7.53
                 IIMAK grants in first quarter              (0.1)                         $ 11.22
                 Exercised                                  (0.7)                         $  5.61
                 IIMAK exercised in first quarter            0.2                          $  3.33
                 Canceled/forfeited                         (0.1)                         $  8.19
                                                        --------
                 Outstanding at end of year                  4.2                          $  9.79

                 1998
                 Granted                                     1.0                          $ 13.41
                 Exercised                                  (0.7)                         $  3.99
                 Canceled/forfeited                           --                              --
                                                        --------
                 Outstanding at end of year                  4.5                          $ 11.41

                 1999
                 Granted                                     0.6                          $  9.18
                 Exercised                                  (0.4)                         $  7.07
                 Canceled/forfeited                         (1.1)                         $ 12.60
                                                        --------
                 Outstanding at end of year                  3.6                          $ 11.22
                                                        ========

     In connection with the acquisition of Monarch, 1,244,469 stock options were issued, at equivalent intrinsic value, to replace stock options to purchase Monarch common stock.

The following table summarizes information about stock options outstanding as of December 31, 1999:


                                                                                          WEIGHTED AVERAGE
                                     OPTIONS OUTSTANDING         WEIGHTED AVERAGE             REMAINING
RANGE OF EXERCISE PRICES                (IN MILLIONS)             EXERCISE PRICE           CONTRACTUAL LIFE
-----------------------              ------------------         ------------------         ----------------
Options Outstanding
              $1.00-$ 6.00                 0.5                         $ 4.79                    3.1
              $6.00-$10.00                 1.1                         $ 8.56                    7.4
              $10.00-$18.00                2.0                         $14.36                    6.6
                                           ---
                                           3.6                         $11.22                    6.4
                                           ===

Options Exercisable
              $1.00-$ 6.00                 0.5                         $ 4.79
              $6.00-$10.00                 0.5                         $ 8.04
              $10.00-$18.00                1.3                         $14.09
                                           ---
                                           2.3                         $10.79
                                           ===

     The Company accounts for stock options under Accounting Principles Board Opinion No. 25, pursuant to which no compensation cost has been recognized for the options granted. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No.123:


 YEARS ENDED DECEMBER 31,                1999       1998      1997
 ------------------------              --------   --------  ------
 Net income:
 As reported                           $  33.4    $ 33.6    $ 15.8
 Pro forma                             $  32.5    $ 31.7    $ 14.1
 Basic earnings per share:

 As reported                           $  0.72    $ 0.69     $0.33
 Pro forma                             $  0.70    $ 0.65     $0.29
 Diluted earnings per share:

 As reported                           $  0.71    $ 0.68     $0.32
 Pro forma                             $  0.69    $ 0.64     $0.28

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

     The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:


                                         1999      1998      1997
                                       --------  --------  ------
 Risk-free interest rate                  6.5%      5.0%      6.0%
 Expected years until exercise            7.0       7.2       7.5
 Expected stock volatility               38.1%     35.5%     38.4%

EMPLOYEE STOCK PURCHASE PLAN:

     The Company maintains an Employee Stock Purchase Plan, which allows employees to purchase a certain amount of stock at a discount of 20% to the market price. The Company may sell up to 818,847 shares under this plan and, as of December 31, 1999, 87,885 shares were available for future purchases. The average fair value of shares sold in 1999 was $8.30. The total number of shares issued under this plan was 213,132, 232,602, and 71,343 in 1999, 1998, and 1997,
respectively. Total compensation expense recognized for stock-based compensation for 1999, 1998, and 1997 was $0.4, $0.5, and $0.5, respectively.

WARRANTS:

     As discussed in Note 2, warrants were granted to certain parties in connection with the acquisition of Monarch. Exercise prices of outstanding warrants at December 31, 1999 were as follows:


                                                1999
                                                ----
Warrants outstanding                                      1,500,000
Warrants exercisable                                      1,500,000
Exercise price of exercisable warrants          $14.00  and  $17.50

LOANS TO OFFICERS:

     During 1997, IIMAK made loans to certain officers for the purpose of exercising options and paying the related income tax liability. Such loans were repaid through the surrender of Company stock. The following analyzes the activity in relation to these loans:


                                                                      1997
                                                                     -----
Loans made in connection with exercise of stock options              $ 0.8
Loans made in connection with income tax liabilities                 $ 0.8
Surrender of shares to repay loans                                   $ 2.3

No loans from officers were outstanding at December 31, 1999 and 1998 for the purpose of exercising options.

TREASURY STOCK:

     On July 30, 1998, the Company announced a plan to purchase, from time to time, up to $25 of the Company's common stock as conditions warrant. As of December 31, 1998, the Company had repurchased 1,434,400 shares at an average price of $9.10. On February 12, 1999, the Company announced it had increased the stock repurchase plan from the initial $25 to $40. During the quarter ended September 30, 1999, the Company canceled the treasury stock purchased under the stock repurchase plan. Since July 30, 1998, the Company repurchased 3,265,100 shares at an average price of $8.86 per share.

NOTE 16: EARNINGS PER COMMON SHARE

The reconciliation of basic and diluted per-share computation is as follows:


YEARS ENDED DECEMBER 31,                               1999      1998          1997
------------------------                             --------  --------     -------
Average common shares (basic)                           46.7     48.4          48.1
Options and warrants                                     0.5      1.0           1.6
                                                     -------   ------       -------
Adjusted average common shares (diluted)                47.2     49.4          49.7
                                                     =======   ======       =======

NOTE 17: COMMITMENTS AND CONTINGENT LIABILITIES

     A manufacturing facility in Sayre, Pennsylvania, owned beneficially by principal shareholders of the Company, was leased at an annual rental of $0.1 through 1999.

     Total rental expense for all operating leases amounted to $6.4 in 1999, $7.3 in 1998, and $6.7 in 1997. Minimum rental commitments for all non-cancelable operating leases for the years 2000-2004 are $5.9, $4.5, $3.3, $2.5 and $2.1, respectively. The minimum total rental commitment for all years subsequent to 2004 is $6.4.

     The Company accrues severance expense for employees of its Italian subsidiaries, as required by Italian statute, and these amounts are included in other liabilities in the accompanying consolidated financial statements.

     The Company has been named a potentially responsible party relating to contamination that occurred at certain superfund sites. Management does not expect the ultimate outcome of settling these contingencies to be material.

     In the ordinary course of business, the Company and its subsidiaries are involved in certain disputes and litigation, none of which will, in the opinion of management, have a material adverse effect on the Company's financial position or results of operations.

NOTE 18: SUBSEQUENT EVENT

   IIMAK:

   In February 2000, the Company announced it had entered into an agreement to sell 92.5% of its International Imaging Materials, Inc. (IIMAK) subsidiary for a total consideration of $127.5, which includes $120 in cash and $7.5 of IIMAK preferred stock. The transaction was closed and payment received on March 9, 2000. As part of the agreement, the Company has entered into a Supply Contract with IIMAK, whereby the Company will purchase substantially all of its thermal transfer ribbon supplies from IIMAK for a three-year term, with one-year extensions, unless terminated by either party.

   The operating results of IIMAK are included in the accompanying consolidated statements of income and in Note 13 as the "Thermal Transfer Ribbons" business segment. The following unaudited proforma results of operations set forth the IIMAK operations separately from the consolidated results:


YEAR  ENDED DECEMBER 31, 1999               PAXAR          IIMAK        CONSOLIDATED
-----------------------------               -----          -----        ------------
Sales                                       $  581.0        $ 80.8      $   661.8
                                            --------       -------      ---------
Income before extraordinary item            $   25.4       $   8.0      $    33.4
                                            --------       -------      ---------
Net income                                  $   25.4       $   8.0      $    33.4
                                            --------       -------      ---------

Basic earnings per common share:
Before extraordinary item                   $   0.55       $  0.17        $  0.72
Extraordinary item                                 -             -              -
                                            --------       -------        -------
Net income                                  $   0.55       $  0.17        $  0.72
                                            ========       =======        =======

Diluted earnings per common share:
Before extraordinary item                   $   0.54       $  0.17        $  0.71
Extraordinary item                                 -             -              -
                                            --------       -------        -------
Net income                                  $   0.54       $  0.17        $  0.71
                                            ========       =======        =======



NOTE 19: CONDENSED QUARTERLY FINANCIAL DATA

(UNAUDITED)


                                          FIRST QUARTER  SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER
                                          -------------  --------------  -------------  --------------
1999
Sales                                     $    154.2     $    167.6     $    166.6     $    173.4
Operating income                                 9.0           18.0           18.7           18.3
Net income                                       3.4            9.2            9.8           11.0
Basic earnings per common share:
Net income                                      0.07           0.20           0.21           0.24
Diluted earnings per common  share:
Net income                                      0.07           0.20           0.21           0.24

1998
Sales                                     $    149.4     $    156.9     $    153.8     $    151.5
Operating income                                14.6           17.1           16.7           14.2
Net income                                       7.3            7.2           11.0            8.1
Basic earnings per common  share:
Net income                                      0.15           0.15           0.23           0.17
Diluted earnings per common share:
Net income                                      0.15           0.14           0.22           0.17


                       PAXAR CORPORATION AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                  (IN MILLIONS)


                                                             ADDITIONS
                                                              CHARGED
                                           BALANCE AT        TO COSTS
                                          BEGINNING OF          AND                                          BALANCE AT
DESCRIPTION                                   YEAR           EXPENSES      OTHER(1)       DEDUCTIONS(2)      END OF YEAR
-----------                             ----------------   ------------  -----------   -----------------  --------------
Year ended December 31, 1999
       Allowance for doubtful
         Accounts.....................       $  5.0           $  4.7        $ 0.8           $  2.2           $  8.3
Year ended December 31, 1998
        Allowance for doubtful
            Accounts..................       $  4.4           $  1.8           --           $  1.2           $  5.0
Year ended December 31, 1997
       Allowance for doubtful
            Accounts..................       $  1.0           $  0.9        $ 3.7           $  1.2            $ 4.4


----------

(1)   Allowance related to acquisition.

(2) Write-off of uncollectible accounts, net of recoveries and other.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                           Paxar Corporation

                           By: /s/ JACK PLAXE
                               -------------------------------------------------
                               Jack Plaxe
                               Senior Vice President and Chief Financial Officer


Dated: March 30, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



     By: /s/ ARTHUR HERSHAFT                   By: /s/ Jack Plaxe
         ---------------------------------         ------------------------
         Arthur Hershaft                           Jack Plaxe
         Chairman of the Board of Directors        Senior Vice President
          and Chief Executive Officer              Chief Financial Officer
         (Principal Executive Officer)             (Principal Financial Officer)
         Dated: March 30, 2000                     Dated: March 30, 2000

     By: /s/ VICTOR HERSHAFT
         ---------------------------------
         Victor Hershaft
         Vice Chairman
         Director
         Dated: March 30, 2000

     By: /s/ JACK BECKER
         ---------------------------------
         Jack Becker
         Director
         Dated: March 30, 2000

     By: /s/ LEO BENATAR
         ---------------------------------
         Leo Benatar
         Director
         Dated: March 30, 2000

     By: /s/ THOMAS R. LOEMKER
         ---------------------------------
         Thomas R. Loemker
         Director
         Dated: March 30, 2000

     By: /s/ JAMES C. MCGRODDY
         ---------------------------------
         James C. McGroddy
         Director
         Dated: March 30, 2000

     By: /s/ DAVID E. MCKINNEY
         ---------------------------------
         David E. McKinney
         Director
         Dated: March 30, 2000

     By: /s/ WALTER W. WILLIAMS
         ---------------------------------
         Walter W. Williams
         Director
          Dated: March 30, 2000

EXHIBIT INDEX


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

                4.3       Warrant Agreement for "B" Warrants between the Registrant and Odyssey Partners,
                         L.P. dated March 3, 1997. (J)

                4.4      Odyssey Partners, L.P. Certificate for 200,000 Warrants dated March 3, 1997. (J)

                10.2     Employment Agreement, dated as of December 16, 1986, between Registrant and
                         Arthur Hershaft. (C)

                10.3     Employment Agreement, dated February 13, 1989, between Registrant and Victor
                         Hershaft. (D)

                10.4     Amendment dated as of October 1, 1998 to the Employment Agreement, dated as of February 13, 1989 between Registrant and Victor Hershaft. (Q)

                10.5     Employment Agreement dated as of February 28, 2000 between Registrant and Paul J. Griswold.

                10.6     Change of Control Employment Agreement dated as of April 20, 1999, between the Registrant and Jack
                         Plaxe. (R)

                10.7     Registrant's 1990 Employee Stock Option Plan. (F)

                10.8     Registrant's 1997 Incentive Stock Option Plan. (N)

                10.9     Registrant's 2000 Long-Term Performance and IncentivePlan. (T)

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

                10.18    Amended and Restated Credit Agreement dated as of August 11, 1998.(P)

                10.19    Note Purchase Agreement dated as of August 4, 1998.(P)

                10.20    Uncommitted Credit Facility (R)

                10.21    Omitted Exhibit to Uncommitted Credit Facility (R)

                10.22    Promissory Note from Registrant to Centric Capital Corporation (R)

                10.23    Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation,
                         Internatioanal Imaging Material, Inc., Center Capital Investors III, L.P. and Related
                         Partnerships. (S)

                10.24    Amendment No. 1, dated March 9, 2000 to the Stock Purchse Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging Materials, Inc., Centre Capital
                         Investors III, L.P. and related partnerships. (S)

                21.1     Subsidiaries of Registrant.
                23.1     Consent of Arthur Andersen LLP.
                27.1     Financial Data Schedule


----------

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

     (P) Incorporated herein by reference from Exhibits to Registrant's Form 8-K filed on August 26, 1998.

     (Q) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

     (R) Incorporated herein by reference from Exhibits to Registrant's Form 10-Q filed on August 11, 1999.

     (S) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated March 9, 2000.

     (T) Incorporated herein by reference from Appendix B and C to Registrant's definitive proxy statement dated March 31, 2000.