Form 10-Q
period 2000-03-31
PAXAR CORP
filed 2000-05-15
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                  ---------------------------------------------

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

                                Yes x             No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (May 12, 2000)

                Common Stock, $0.10 par value: 45,615,747 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of the Company, all adjustments, consisting only of normal recurring accruals and adjustments necessary to present fairly the financial information contained herein, have been included.

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED MARCH 31
                                                                  2000                1999
                                                                  ----                ----
Sales                                                            $ 160.2             $ 154.2

Cost of sales                                                       99.1                96.0
                                                                 -------             -------

       Gross profit                                                 61.1                58.2

Selling, general and administrative expense                         44.5                44.4

Amortization of intangibles                                          1.3                 1.5

Restructuring and other special charges                                -                 3.3
                                                                 -------             -------

       Operating income                                             15.3                 9.0

Gain on sale of IIMAK                                              (50.3)                  -

Interest expense, net                                                2.9                 3.7
                                                                 -------             -------

       Income before taxes                                          62.7                 5.3

Taxes on income                                                     14.1                 1.9
                                                                 -------             -------

Net income                                                       $  48.6             $   3.4
                                                                 =======             =======

Basic earnings per common share
   Net income                                                    $  1.04             $  0.07
                                                                 =======             =======

Diluted earnings per common share
   Net income                                                    $  1.03             $  0.07
                                                                 =======             =======

Average common shares outstanding:
   Basic                                                            46.7                47.6
                                                                 =======             =======
   Diluted                                                          47.0                47.9
                                                                 =======             =======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                             MARCH 31,        DECEMBER 31,
                                                                               2000              1999
                                                                          --------------      -----------
                                                                            (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                                     $ 106.2             $  32.2
Receivables, less allowances of $7.8 in 2000 and $8.3 in
  1999                                                                          105.2               121.1
Inventories                                                                      70.1                80.6
Other current assets                                                             10.0                17.6
                                                                              -------             -------
          Total current assets                                                  291.5               251.5
Property, plant and equipment, at cost                                          229.3               344.9
Accumulated depreciation                                                        (96.5)             (139.6)
                                                                              -------             -------
          Net property, plant and equipment                                     132.8               205.3
Goodwill                                                                        155.9               157.4
Other assets                                                                     21.2                 7.7
                                                                              -------             -------
                                                                              $ 601.4             $ 621.9
                                                                              =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                                  $     -             $  45.0
Current maturities of long-term debt                                              0.1                 0.3
Accounts payable and accrued liabilities                                         83.0               104.2
Accrued taxes on income                                                          22.0                 8.4
                                                                              -------             -------
          Total current liabilities                                             105.1               157.9
Long-term debt                                                                  163.3               163.4
Deferred income taxes                                                             2.9                14.1
Other liabilities                                                                 4.7                 4.6
Shareholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
  None issued and outstanding                                                      --                  --
Common Stock, $0.10 par value, 200,000,000 shares authorized;
   Shares issued and outstanding  46,558,101 and 46,756,610 in
    2000 and 1999, respectively                                                   4.6                 4.7
Paid-in capital                                                                  90.5                93.2
Retained earnings                                                               242.9               194.3
Accumulated other comprehensive loss                                            (12.6)              (10.3)
                                                                              -------             -------
          Total shareholders' equity                                            325.4               281.9
                                                                              -------             -------
                                                                              $ 601.4             $ 621.9
                                                                              =======             =======


                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED

                                                                                          MARCH 31, 2000   MARCH 31, 1999
                                                                                          --------------   --------------

OPERATING ACTIVITIES:
Net income                                                                                     $ 48.6           $  3.4
                                                                                               ------           ------

Adjustments to reconcile net income to net cash provided by (used in) operations:
     Depreciation and amortization                                                                9.2              9.0
     Deferred income taxes                                                                       (0.9)            (0.2)
     Gain on sale of IIMAK, net of tax                                                          (40.3)               -
Changes in assets and liabilities, net of businesses divested (in 2000) and acquired (in 1999):
     Receivables                                                                                  3.0             (4.4)
     Inventories                                                                                 (1.5)             2.5
     Other current assets                                                                         0.1             (2.6)
     Accounts payable and accrued liabilities                                                   (15.1)            (2.9)
     Taxes on income                                                                              3.6                -
     Other                                                                                       (0.1)            (0.1)
                                                                                               ------           ------
                                                                                                (42.0)             1.3
                                                                                               ------           ------
     Net cash provided by operating activities                                                    6.6              4.7
                                                                                               ------           ------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                                       (5.1)            (7.1)
Divestiture, (Acquisition, net of cash acquired) of businesses                                  120.0            (20.5)
Other                                                                                             0.9              3.4
                                                                                               ------           ------
     Net cash provided by (used in) investing activities                                        115.8            (24.2)
                                                                                               ------           ------

FINANCING ACTIVITIES:
(Decrease)/increase in short-term debt                                                          (45.1)            39.3
Additions to long-term debt                                                                      22.1            203.2
Reductions in long-term debt                                                                    (22.2)          (205.0)
Purchase of common stock                                                                         (3.5)            (8.1)
Proceeds exercise of stock options/Stock Purchase Plan                                            0.9              1.3
                                                                                               ------           ------
     Net cash (used in) provided by  financing activities                                       (47.8)            30.7
                                                                                               ------           ------

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                                                          (0.6)            (0.7)
                                                                                               ------           ------
     Increase in cash                                                                            74.0             10.5
Cash and cash equivalents at beginning of year                                                   32.2             19.2
                                                                                               ------           ------
Cash and cash equivalents at end of period                                                     $106.2           $ 29.7
                                                                                               ======           ======

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1:       GENERAL

The accounting policies followed during interim periods are in conformity with U.S. generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, with the exception of the change in accounting principle described in Note 2. Other than Balance Sheet amounts as of December 31, 1999, all other amounts contained herein are unaudited.

Reclassifications:

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2:       CHANGE  IN ACCOUNTING FOR INVENTORIES FROM LIFO TO FIFO

During 2000, the Company changed its method of determining the cost of inventory for the Monarch U.S. business unit from LIFO to FIFO. The Company believes the FIFO method results in a closer matching of costs and revenue during periods of declining prices and it is the primary method used in the industry in which Monarch operates. This change has been applied by retroactively restating the accompanying consolidated financial statements. Although this change in method did not impact the 2000 or 1999 net income, the retained earnings balances for the periods ended March 31, 2000 and December 31, 1999 have been decreased by $7.2 to reflect the retroactive application of the new method of valuing inventories.

NOTE 3:       ACQUISITION

On February 2, 1999, the Company acquired the apparel identification business of Ferguson International PLC ("Ferguson") for approximately $20.5. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The $5.4 excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill and is being amortized over 20 years. The fair value of assets acquired and liabilities assumed is as follows:

Current assets                                    $  15.1
Property, plant and equipment                        13.5
Goodwill                                              5.4
Current liabilities                                 (13.5)
                                                  -------
Net assets                                        $  20.5
                                                  =======

NOTE 4:       DIVESTITURE

On March 9, 2000, the Company sold 92.5% of its Imaging Materials, Inc. (IIMAK) subsidiary for a total consideration of $127.5, which included $120 in cash and $7.5 of IIMAK preferred stock.

NOTE 5:       INVENTORIES

The components of inventories are set forth below:

                                           MARCH 31, 2000     DECEMBER 31, 1999
                                           --------------     -----------------
Raw materials                                      $ 27.5                $ 30.8
Work-in-Process                                       8.9                  15.9
Finished goods                                       33.7                  33.9
                                                   ------                ------
                                                   $ 70.1                $ 80.6
                                                   ======                ======

NOTE 6:       DUE  TO BANKS

A summary of amounts due to banks is set forth below:

                                                       MARCH 31, 2000       DECEMBER 31, 1999
                                                       --------------       -----------------
Uncommitted Credit Facility (a)                              $      -                $   45.0
                                                             ========                ========


(a) On March 12, 1999, the Company entered into an agreement with a bank for an uncommitted facility permitting the Company to borrow up to $50 at negotiated interest rates for defined periods on an unsecured basis. The agreement requires the Company to have availability under its committed revolving credit agreement equal to the amount borrowed under this facility. There was $45.0 outstanding at December 31, 1999, at an interest rate of 7.23%.

NOTE 7:       LONG -TERM DEBT

A summary of long-term debt is set forth below:

                                                         MARCH 31, 2000      DECEMBER 31, 1999
                                                         --------------      -----------------
6.74% Senior Notes                                              $ 150.0                $ 150.0
Economic Development Revenue Bonds due
2011 and 2019                                                      13.0                   13.0
Other                                                               0.4                    0.7
                                                                -------                -------
                                                                  163.4                  163.7
Less current maturities                                             0.1                    0.3
                                                                -------                -------
                                                                $ 163.3                $ 163.4
                                                                =======                =======

NOTE 8:       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                                                MARCH 31, 2000     DECEMBER 31, 1999
                                                --------------     -----------------
Accounts payable                                        $ 30.6                $ 45.1
Accrued payroll costs                                     15.1                  17.9
Other accrued liabilities                                 37.3                  41.2
                                                        ------                ------
                                                        $ 83.0                $104.2
                                                        ======                ======

NOTE 9:       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid (received) for interest and income taxes is set forth below:

                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                              ------------------------------------
                                                   2000                 1999
                                                   ----                 ----
Interest, net                                      $5.4                 $6.3
Income taxes, net                                  $0.5                ($3.6)

NOTE 10:      COMPREHENSIVE INCOME/(LOSS)

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below include foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------------
                                                             2000                  1999
                                                             ----                  ----
Net income                                                   $48.6                 $ 3.4
Foreign currency translation adjustments                      (2.3)                 (4.8)
                                                             -----                 -----
Comprehensive income (loss)                                  $46.3                 ($1.4)
                                                             =====                 =====

NOTE 11:      EARNINGS PER COMMON  SHARE

The reconciliation of basic and diluted per-share computation is as follows:

                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------
                                                             2000                  1999
                                                             ----                  ----
Average common shares (basic)                                 46.7                 47.6
Options and warrants                                           0.3                  0.3
                                                             -----                -----
Adjusted average common shares (diluted)                      47.0                 47.9
                                                             =====                =====

NOTE 12:      BUSINESS SEGMENTS

       In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998.

       During the applicable periods, the Company operated the following business segments: Apparel Identification, Labeling Solutions, and Thermal Transfer Ribbons. Inter-segment sales prices are based on cost plus a mark-up to allow the selling segment to make a reasonable profit. The Company evaluates performance on operating income of its business segments before corporate expenses, amortization of goodwill, non-recurring charges, interest, income taxes and extraordinary items.

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

       The Company's thermal transfer ribbons are used in bar code printers to print single-color and multi-color tags and labels for use in manufacturing and factory automation systems, shipping and distributions systems, retail price tag, packaging and medical applications. The Company sold 92.5% of IIMAK, its Thermal Transfer Ribbons business, on March 9, 2000 (see Note 4).

       The following table set forth below shows the financial information of the Company's business segments.


                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------------
                                                                   2000                   1999
                                                                   ----                   ----
Sales to unaffiliated customers:
   Apparel Identification                                         $ 87.2                 $ 75.1
   Labeling Solutions                                               59.2                   59.1
   Thermal Transfer Ribbons                                         13.8                   20.0
                                                                  ------                 ------
          Total                                                   $160.2                 $154.2
                                                                  ======                 ======
Inter-segment sales:
    Thermal Transfer Ribbons                                      $  2.1                 $  3.4
                                                                  ======                 ======

Segment operating income:
   Apparel Identification                                         $ 12.4                 $  7.3
   Labeling Solutions                                                5.2                    6.3
   Thermal Transfer Ribbons                                          2.0                    2.2
                                                                  ------                 ------
                                                                    19.6                   15.8
   Corporate expenses                                               (3.0)                  (2.2)
   Restructuring and other special charges                             -                   (3.3)
   Amortization of goodwill                                         (1.3)                  (1.3)
                                                                  ------                 ------
          Total                                                   $ 15.3                 $  9.0
                                                                  ======                 ======


NOTE 13:      RESTRUCTURING  AND  OTHER SPECIAL CHARGES

In the first quarter 1999, the Company adopted a plan to streamline its U.S. business segments. During the three months ended March 31, 1999, the Company recorded $3.3 of restructuring and other special charges. Included in the total charge is severance of $2.1 and $0.4 of costs associated with the consolidation of certain facilities. Substantially all these costs had been paid as of March 31, 1999. The Apparel Identification business segment consolidated its woven and printed label operations, which resulted in the elimination of approximately 20 managerial and administrative personnel. The Labeling Solutions business segment reduced headcount by approximately 50 salaried positions.

NOTE 14:      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At March 31, 1999, the Company had interest rate hedge agreements with notional value of $80. The fair value of those agreements, based on estimates provided by financial institutions, was a loss of $1.1 at March 31, 1999. There were no interest rate derivatives in effect at March 31, 2000 or December 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

Although the Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of its adoption of SFAS No. 133, the company anticipates that implementation of SFAS No. 133 would not have a material impact on the Company's results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL AMOUNTS IN THE FOLLOWING DISCUSSION ARE STATED IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA.

OPERATING RESULTS

The following table shows each element of the income statement as a percent of sales for the periods indicated:


                                                                Three Months Ended
                                                         March 31, 2000    March 31, 1999
                                                         --------------    --------------
Sales                                                            100.0%             100.0%
Cost of sales                                                     61.9               62.3
                                                                 -----              -----
    Gross profit                                                  38.1               37.7
Selling, general and administrative expense                       27.8               28.8
Amortization of intangibles                                        0.8                1.0
Restructuring and other special charges                              -                2.1
                                                                 -----              -----
    Operating income                                               9.5                5.8
Gain on sale of IIMAK                                            (31.4)                 -
Interest expense, net                                              1.8                2.4
                                                                 -----              -----
     Income before taxes                                          39.1                3.4
Taxes on income                                                    8.8                1.2
                                                                 -----              -----
     Net Income                                                   30.3%               2.2%
                                                                 =====              =====


FIRST QUARTER 2000 COMPARED WITH 1999

Sales increased 4% to $160.2 for the three months ended March 31, 2000 compared with the three months ended March 31, 1999. Sales from Apparel Identification grew 16% while sales from Labeling Solutions were flat for the three months ended March 31, 2000 compared with March 31, 1999. Sales growth was most significant in Asia and in Mexico. The Thermal Transfer Ribbons segment was sold in March 2000 (see Note 4 of Notes to the Consolidated Financial Statements).

Cost of sales for the three months ended March 31, 2000 increased to $99.1 compared with $96.0 for the three months ended March 31, 1999. As a percent of sales, such costs decreased to 61.9% for March 31, 2000 compared with 62.3% for March 31,1999.

Gross profit increased to $61.1 for the three months ended March 31, 2000 compared with $58.2 for the three months ended March 31, 1999. The gross profit margin was 38.1% for the three months ended March 31, 2000 compared with 37.7% for the three months ended March 31, 1999. Among other factors, the improvement resulted from a turn around at the Company's apparel identification operation in the United Kingdom following the restructuring and integration of the Ferguson acquisition during 1999.

Selling, general and administrative expense ("SG&A") was $44.5 for the three months ended March 31, 2000, compared with $44.4 for the three months ended March 31, 1999. As a percent of sales, SG&A was 27.8% for March 31,2000 compared with 28.8% for March 31, 1999.

In the first quarter of 1999 the Company adopted a plan to streamline its U.S. business segments. During the three months ended March 31, 1999, the Company recorded $3.3 of restructuring and other special charges. Included in the total charge is severance costs of $2.1 and $0.4 associated with the consolidation of certain facilities. Substantially all these costs had been paid as of March 31, 1999. The Apparel Identification business segment consolidated its woven and printed label operations, which resulted in the elimination of approximately 20 managerial and administrative personnel. The Labeling Solutions business segment reduced headcount by approximately 50 salaried positions.

Operating income increased to $15.3 for the three months ended March 31, 2000 compared with $9.0 for the three months ended March 31, 1999. The operating margin increased from 5.8% in the three months ended March 31, 1999 to 9.5% in the three months ended March 31, 2000.

On March 9, 2000 the Company sold 92.5% of International Imaging Materials, Inc., its thermal transfer ribbons business, for a total consideration of $127.5, which included $120.0 in cash and $7.5 of IIMAK preferred stock. The sale resulted in a gain of $50.3 ($40.3 net of taxes).

Interest expense, net, decreased to $2.9 for the three months ended March 31, 2000 from $3.7 in three months ended March 31,1999. The decrease was the result of reduced variable rate borrowings under the revolving credit facility and interest income on the proceeds from the sale of IIMAK.

Income before taxes increased to $62.7 (39.1% of sales) for the three months ended March 31, 2000 as compared with $5.3 (3.4% of sales) for the three months ended March 31, 1999.

The effective income tax rate was 22% for the three months ended March 31, 2000 compared with 36% for the three months ended March 31, 1999. Excluding taxes provided for the gain on the sale of IIMAK in the amount of $10.0, the effective tax rate is 33%.

Net income for the three months ended March 31, 2000 was $48.6 (30.3% of sales) compared with $3.4 (2.2% of sales) for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the periods indicated:

                                                                    Three Months Ended
                                                            March 31, 2000     March 31, 1999
                                                            --------------     --------------
Net cash provided by operating activities                           $  6.6             $  4.7
Net cash provided by (used in) investing activities                  115.8              (24.2)
Net cash (used in )provided by financing activities                  (47.8)              30.7
                                                                    ------             ------
Total change in cash (a)                                            $ 74.6             $ 11.2
                                                                    ======             ======

(a)  Before exchange rate effects.

OPERATING ACTIVITIES

Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $6.6 for the three months ended March 31, 2000, compared with $4.7 in 1999.

Depreciation and amortization was $9.2 for the three months ended March 31, 2000 compared with $9.0 for the three months ended March 31, 1999.

INVESTING ACTIVITIES

During the first quarter of 2000 capital expenditures were $5.1 compared with $7.1 in 1999. All new capital projects are carefully analyzed and, other than projects for employee safety and environmental improvement, are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital. The Company currently anticipates capital expenditures of approximately $27 for the year ending December 31, 2000.

On March 9, 2000 the Company sold 92.5% of International Imaging Materials, Inc., its thermal transfer ribbons business, for a total consideration of $127.5, which included $120.0 in cash and $7.5 of IIMAK preferred stock.

On February 2, 1999, the Company acquired the apparel identification business of Ferguson International PLC ("Ferguson") for approximately $20.5. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The $5.4 excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill and is being amortized over 20 years.

The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses, and believes that further acquisitions would be of important strategic value.

FINANCING ACTIVITIES

The table below shows the components of total capital for the years indicated:

                                                     March 31, 2000    December 31, 1999
                                                     --------------    -----------------
Due to banks                                               $      -               $ 45.0
Current maturities of long-term debt                            0.1                  0.3
Long-term debt                                                163.3                163.4
                                                             ------               ------
  Total debt                                                 $163.4               $208.7
Shareholders' equity                                          325.4                281.9
                                                             ------               ------
   Total capital                                             $488.8               $490.6
                                                             ======               ======
Total debt as a percent of total  capital                      33.4%              42.5 %
                                                             ======               ======

Total debt decreased to $163.4 at March 31, 2000, from $208.7 at December 31, 1999, due to repayments of the revolving debt with a portion of the proceeds from the divestiture of IIMAK. At March 31, 2000, total debt as a percent of total capital was 33.4% compared with 42.5% at December 31, 1999.

On March 12, 1999, the Company entered into an agreement with a bank for an uncommitted facility permitting the Company to borrow up to $50 at negotiated interest rates for defined periods on an unsecured basis. The agreement requires the Company to have availability under its committed revolving credit agreement equal to the amount borrowed under this facility.

OTHER MATTERS

STOCK REPURCHASE

On July 30, 1998, the Company announced a stock repurchase plan. On February 10, 2000 the Company increased the amount from $40 to $70. Since July 30, 1998, the Company has repurchased 3,618,400 shares through March 31, 2000 at an average price of $8.95 for a total of $32.4.

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

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibit Index

              18 Letter re: Change in Accounting Principles

              27.1 Financial Data Schedule

b)     Reports on Form 8-K


              1) Current Report on Form 8-K, dated February 8, 2000, reporting under Item 5 the execution of the Stock Purchase and Recapitalization Agreement among the Registrant, Paxar Capital Corporation, International Imaging Materials, Inc., Center Capital Investors III, L.P. and Related Partnerships.

              2) Current Report on Form 8-K, dated March 9, 2000, reporting under Item 2 the disposition by Paxar Capital Corporation of 92.5% of International Imaging Materials, Inc. common stock pursuant to the Stock Purchase and Recapitalization Agreement among the Registrant, Paxar Capital Corporation, International Imaging Materials, Inc., Center Capital Investors III, L.P. and Related Partnerships.

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



                                      Paxar Corporation
                                      -----------------
                                      Registrant




                                      By:  /s/ John Fitzgerald
                                      ------------------------
                                      John Fitzgerald
                                      Vice President and Controller
                                      (Principal Accounting Officer)




                                      May 15, 2000
                                      ------------
                                      Date