Form 10-Q
period 2000-06-30
PAXAR CORP
filed 2000-08-11
CIK 75681

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                      OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (August 3, 2000)

               Common Stock, $0.10 par value: 43,903,101 shares

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

                      PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                               ---------------------------       -------------------------
                                                                      2000            1999            2000            1999
                                                                  --------        --------        --------        --------
Sales                                                             $  167.7        $  167.6        $  327.9        $  321.8

Cost of sales                                                        103.0           102.3           202.1           198.3
                                                                  --------        --------        --------        --------

    Gross profit                                                      64.7            65.3           125.8           123.5

Selling, general and administrative
   expense                                                            46.6            44.1            91.1            88.5

Amortization of intangibles                                            1.5             1.5             2.8             3.0

Restructuring and other special charges                                 --             1.7              --             5.0
                                                                  --------        --------        --------        --------

    Operating income                                                  16.6            18.0            31.9            27.0

Gain on sale of IIMAK                                                   --              --            50.3              --

Interest expense, net                                                  2.0             3.8             4.9             7.5
                                                                  --------        --------        --------        --------

    Income before taxes                                               14.6            14.2            77.3            19.5

Taxes on income                                                        4.8             5.0            18.9             6.9
                                                                  --------        --------        --------        --------

       Net income                                                 $    9.8        $    9.2        $   58.4        $   12.6
                                                                  ========        ========        ========        ========

Average common shares outstanding:
  Basic                                                               45.4            46.5            46.0            47.1
                                                                  ========        ========        ========        ========
  Diluted                                                             45.9            46.9            46.5            47.4
                                                                  ========        ========        ========        ========

Basic earnings per common share                                   $   0.22        $   0.20        $   1.27        $   0.27
                                                                  ========        ========        ========        ========

Diluted earnings per common share                                 $   0.21        $   0.20        $   1.26        $   0.27
                                                                  ========        ========        ========        ========




                 See Notes to Consolidated Financial Statements

                      PAXAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                        JUNE 30,     DECEMBER 31,
                                                          2000           1999
                                                        --------     -------------
                                                       (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                $ 43.7         $ 32.2
Receivables, less allowances of $7.8 in 2000
 and $8.3 in 1999                                         122.4          121.1
Inventories                                                79.0           80.6
Other current assets                                       12.7           17.6
                                                         ------         ------
          Total current assets                            257.8          251.5
Property, plant and equipment, at cost                    245.4          344.9
Accumulated depreciation                                 (103.7)        (139.6)
                                                         ------         ------
          Net property, plant and equipment               141.7          205.3
Goodwill                                                  187.6          157.4
Other assets                                               24.6            7.7
                                                         ------         ------
                                                         $611.7         $621.9
                                                         ======         ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                             $  2.0         $ 45.0
Current maturities of long-term debt                        0.1            0.3
Accounts payable and accrued liabilities                   97.2          104.2
Accrued taxes on income                                    24.8            8.4
                                                         ------         ------
          Total current liabilities                       124.1          157.9
Long-term debt                                            166.9          163.4
Deferred income taxes                                       3.0           14.1
Other liabilities                                           7.0            4.6
Shareholders' equity:
Preferred Stock, $0.01 par value, 5,000,000
 shares authorized,  none issued and outstanding              --             --
Common Stock, $0.10 par value, 200,000,000
 shares authorized, 44,267,629 and 46,756,610
 shares issued and outstanding in 2000 and
 1999, respectively                                         4.4            4.7
Paid-in capital                                            67.6           93.2
Retained earnings                                         252.7          194.3
Accumulated other comprehensive loss                      (14.0)         (10.3)
                                                         ------         ------
          Total shareholders' equity                      310.7          281.9
                                                         ------         ------
                                                         $611.7         $621.9
                                                         ======         ======



                 See Notes to Consolidated Financial Statements

                      PAXAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN MILLIONS)
                                  UNAUDITED

                                                     SIX MONTHS ENDED
                                                     ----------------
                                              JUNE 30, 2000   JUNE 30, 1999
                                              -------------   -------------
OPERATING ACTIVITIES:
Net income                                        $ 58.4         $ 12.6
                                                  ------         ------
Adjustments to reconcile net income to
 net cash provided by operations:
   Depreciation and amortization                    15.9           18.1
   Deferred income taxes                            (0.9)          (0.3)
   Gain on sale of IIMAK, net of tax               (40.3)            --
Changes in assets and liabilities, net
 of businesses acquired or divested:
   Receivables                                      (2.2)          (7.3)
   Inventories                                      (0.9)          10.0
   Other current assets                              2.1           (0.3)
   Accounts payable and accrued
    liabilities                                    (12.1)          (4.3)
   Taxes on income                                   5.3            0.5
   Other                                             0.4           (0.3)
                                                  ------         ------
                                                   (32.7)          16.1
                                                  ------         ------
   Net cash provided by operating
    activities                                      25.7           28.7
                                                  ------         ------
INVESTING ACTIVITIES:
Purchases of property, plant and
  equipment                                        (11.6)         (12.5)
Acquisitions, net of cash acquired                 (54.8)         (20.5)
Proceeds from sale of business                     120.0             --
Other                                                2.0            0.3
                                                  ------         ------
   Net cash provided by/(used in)
    investing activities                            55.6          (32.7)
                                                  ------         ------
FINANCING ACTIVITIES:
(Decrease)/increase in short-term debt             (43.2)          50.7
Additions to long-term debt                         23.5          285.6
Reductions in long-term debt                       (23.6)        (309.0)
Purchase of common stock                           (26.9)         (15.9)
Exercise of stock options/Stock
  Purchase Plan                                      1.1            3.3
                                                  ------         ------
   Net cash (used in)/ provided by
    financing activities                           (69.1)          14.7
                                                  ------         ------
OTHER ACTIVITIES:
Effect of exchange rate changes on cash             (0.7)          (1.0)
                                                  ------         ------
     Increase in cash                               11.5            9.7
Cash and cash equivalents at beginning
  of year                                           32.2           19.2
                                                  ------         ------
Cash and cash equivalents at end of period        $ 43.7         $ 28.9
                                                  ======         ======


                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:     GENERAL

The accounting policies followed during interim periods are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Other than Balance Sheet amounts as of December 31, 1999, all amounts contained herein are unaudited.

Reclassifications:

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2:     CHANGE IN ACCOUNTING FOR INVENTORIES FROM LIFO TO FIFO

During 2000, the Company changed its method of determining the cost of inventory for the Monarch U.S. business unit from LIFO to FIFO. The Company believes the FIFO method results in a closer matching of costs and revenue during periods of declining prices and it is the primary method used in the industry in which Monarch operates. This change has been applied by retroactively restating the accompanying consolidated financial statements. Although this change in method did not impact the 2000 or 1999 net income, the retained earnings balances for the periods ended June 30, 2000 and December 31, 1999 have been decreased by $7.2 to reflect the retroactive application of the new method of valuing inventories.

NOTE 3:     ACQUISITIONS

On May 18, 2000, the Company acquired the Bornemann & Bick ("B&B") group of companies for approximately $54.8. The B&B companies manufacture apparel identification products. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The $32.1 excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill and is being amortized over 25 years. The fair value of assets acquired and liabilities assumed is as follows:

Current assets                       $26.3
Property, plant and equipment          9.8
Other assets                           3.4
Goodwill                              32.1
Liabilities                          (16.8)
                                     -----
Net assets                           $54.8
                                     =====

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

Current assets                       $15.1
Property, plant and equipment         13.5
Goodwill                               5.4
Current liabilities                  (13.5)
                                     -----
Net assets                           $20.5
                                     =====

NOTE 4:     DIVESTITURE

On March 9, 2000, the Company sold 92.5% of its International Imaging Materials, Inc. (IIMAK) subsidiary for a total consideration of $127.5, which included $120 in cash and $7.5 of IIMAK preferred stock.

NOTE 5:     INVENTORIES

The components of inventories are set forth below:

                                              JUNE 30, 2000    DECEMBER 31, 1999
                                              -------------    -----------------
Raw materials                                         $30.9                $30.8
Work-in-Process                                         9.7                 15.9
Finished goods                                         38.4                 33.9
                                                      -----                -----
                                                      $79.0                $80.6
                                                      =====                =====



NOTE 6:     DUE  TO BANKS

A summary of amounts due to banks is set forth below:

                                               JUNE 30, 2000   DECEMBER 31, 1999
                                               -------------   -----------------
Bank overdrafts                                        $ 2.0               $  --
Uncommitted Credit                                        --                45.0
                                                       -----               -----
Facility (a)                                           $ 2.0               $45.0
                                                       =====               =====

(a) On March 12, 1999, the Company entered into an agreement with a bank for an uncommitted facility permitting the Company to borrow up to $50.0 at negotiated interest rates for defined periods on an unsecured basis. The agreement requires the Company to have availability under its revolving credit agreement equal to the amount borrowed under this facility. There was $45.0 outstanding at December 31, 1999, at an interest rate of 7.23%.


NOTE 7:     LONG TERM DEBT

A summary of long-term debt is set forth below:

                                                 JUNE 30, 2000   DECEMBER 31, 1999
                                                 -------------   -----------------
6.74% Senior Notes                                      $150.0              $150.0
Economic Development Revenue Bonds
due 2011 and 2019                                         13.0                13.0
Other                                                      4.0                 0.7
                                                        ------              ------
                                                         167.0               163.7
Less current maturities                                    0.1                 0.3
                                                        ------              ------
                                                        $166.9              $163.4
                                                        ======              ======

NOTE 8:     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                                            JUNE 30, 2000      DECEMBER 31, 1999
                                            -------------      -----------------
Accounts payable                                    $38.4                  $45.1
Accrued payroll costs                                16.8                   17.9
Other accrued liabilities                            42.0                   41.2
                                                    -----                 ------
                                                    $97.2                 $104.2
                                                    =====                 ======

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is set forth below:

                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------
                                                     2000                   1999
                                                     ----                   ----
Interest                                             $4.9                   $8.0
Income Taxes                                         $3.7                   $0.4

NOTE 10:    COMPREHENSIVE INCOME

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

                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------
                                                      2000                   1999
                                                      ----                   ----
Net income                                           $58.4                  $12.6
Foreign currency translation adjustments              (3.7)                  (6.5)
                                                     -----                  -----
    Comprehensive income                             $54.7                  $ 6.1
                                                     =====                  =====



NOTE 11:    EARNINGS PER COMMON  SHARE

The reconciliation of basic and diluted per-share computation is as follows:

                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                       ---------------------------------
                                              2000            1999
                                              ----            ----
Average common shares (basic)                 46.0            47.1
    Options and warrants                       0.5             0.3
                                              ----            ----
Adjusted average common shares
   (diluted)                                  46.5            47.4
                                              ====            ====



NOTE 12:    BUSINESS SEGMENTS

   In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998.

   The Company operated the following business segments: Apparel Identification, Labeling Solutions and Thermal Transfer Ribbons. Inter-segment sales prices are based on cost plus a mark-up to allow the selling segment to make a reasonable profit. The Company evaluates performance on operating income of its business segments before corporate expenses, amortization of goodwill, non-recurring charges, interest, income taxes and extraordinary items.

   The Company's Apparel Identification operations design, develop, market and manufacture products and services specifically to the apparel and textile industries, including white goods. A significant portion of such products is delivered to apparel manufacturers located in Asia and Mexico which products are sold in the United States. Apparel Identification products include Fabric label systems and Bar code systems.

Fabric label systems products include supplies printed in the company's factories as well as fabric and printers used for in-plant label printing. Fabric labels are attached early in the garment manufacturing process and must withstand all production processes and remain legible through washing and dry cleaning by the end user. Such labels normally provide consumer information such as country of origin, size, fabric content and care instructions.

Bar code systems, consisting of electronic printer and related supplies and services used by customers to print data on labels and tags in order to provide accurate product, inventory and point of sale information for integration with sophisticated data systems. These labels and tags are attached to completed apparel items by manufacturers and retailers to identify and promote their products, allow automated data collection and provide brand identification.

   The Company's Labeling Solutions operations market and distribute (1) electronic bar code printers, which are used in a wide range of retail and industrial applications including inventory management and distribution systems and (2) hand-held mechanical labeling devices that print pressure-sensitive (i.e., adhesive-backed) price and other identification labels and affix them onto merchandise for retailers. In addition, the Company manufactures and markets supplies used in both its mechanical labelers and bar code printers and provides comprehensive service to its installed base of machines.

   Thermal transfer ribbons are used in bar code printers to print single-color and multi-color tags and labels for use in manufacturing and factory automation systems, shipping and distributions systems, retail price tag, packaging and medical applications. The Company sold 92.5% of IIMAK, its Thermal Transfer Ribbons business, on March 9, 2000 (see Note 4).

The following table shows the financial information of the Company's business segments.

                                    FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                       ENDED JUNE 30,               ENDED JUNE 30,
                                    --------------------         ---------------------
                                     2000           1999           2000           1999
                                   ------         ------         ------         ------
Sales to unaffiliated
customers:
   Apparel Identification          $107.4         $ 89.9         $194.6         $165.0
   Identification and Bar
     Code Solutions                  60.3           57.5          119.5          116.6
   Thermal Transfer Ribbons            --           20.2           13.8           40.2
                                   ------         ------         ------         ------
          Total                    $167.7         $167.6         $327.9         $321.8
                                   ======         ======         ======         ======
Inter-segment sales:
   Thermal Transfer Ribbons        $   --         $  2.7         $  2.1         $  6.1
                                   ======         ======         ======         ======

Segment operating income:
   Apparel Identification          $ 13.7         $ 14.4         $ 26.1         $ 21.7
   Identification and Bar
     Code Solutions                   7.5            6.5           12.7           12.8
   Thermal Transfer Ribbons            --            2.4            2.0            4.6
                                   ------         ------         ------         ------
                                     21.2           23.3           40.8           39.1
   Corporate and other               (3.1)          (2.4)          (6.1)          (4.6)
   Restructuring and other
     special charges                   --           (1.7)            --           (5.0)
   Amortization of goodwill          (1.5)          (1.2)          (2.8)          (2.5)
                                   ------         ------         ------         ------
          Total                    $ 16.6         $ 18.0         $ 31.9         $ 27.0
                                   ======         ======         ======         ======

NOTE 13:    RESTRUCTURING  AND  OTHER SPECIAL CHARGES

In the first quarter 1999, the Company adopted a plan to streamline its U.S. business segments. During the six months ended June 30, 1999 the Company recorded $5.0 of restructuring and other special charges. Included in the total charge is severance of $3.3 and $1.1 of costs associated with the consolidation of certain facilities. Substantially all these costs had been paid as of June 30, 1999. The Apparel Identification business segment consolidated its woven and printed label operations, which resulted in the elimination of approximately 20 managerial and administrative personnel. The Labeling Solutions business segment reduced headcount by approximately 50 salaried positions.

NOTE 14: ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At March 31, 1999, the Company had interest rate hedge agreements with notional value of $80. The fair value of those agreements, based on estimates provided by financial institutions, was a loss of $0.6 at June 30, 1999. There were no interest rate derivatives in effect at June 30, 2000 or December 31, 1999.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL AMOUNTS IN THE FOLLOWING DISCUSSION ARE STATED IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA.

OPERATING RESULTS

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                       Three Months Ended June 30,    Six Months Ended June 30,
                                       ---------------------------    -------------------------
                                                2000          1999          2000          1999
                                               -----         -----         -----         -----
Sales                                          100.0%        100.0%        100.0%        100.0%
Cost of sales                                   61.4          61.0          61.7          61.6
                                               -----         -----         -----         -----

    Gross profit                                38.6          39.0          38.3          38.4
Selling, general and administrative
    expense                                     27.8          26.3          27.8          27.5
Amortization of intangibles                      0.9           1.0           0.8           1.0
Restructuring and other special charges           --           1.0            --           1.6
                                               -----         -----         -----         -----

    Operating income                             9.9          10.7           9.7           8.3
Gain on sale of IIAMK                             --            --          15.4            --
Interest expense, net                            1.2           2.3           1.5           2.3
                                               -----         -----         -----         -----

     Income before taxes                         8.7           8.4          23.6           6.0
Taxes on income                                  2.9           3.0           5.8           2.1
                                               -----         -----         -----         -----
     Net income                                  5.8%          5.4%         17.8%          3.9%
                                               =====         =====         =====         =====

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

Sales were up slightly to $167.7 and $327.9 for the three and six months ended June 30, 2000 compared with the three and six months ended June 30, 1999. Sales from Apparel Identification grew 19% to $107.4 for the three months ended June 30, 2000 and 18% to $194.6 for the six months ended June 30, 2000. Sales from Labeling Solutions grew 5% to $60.3 for the three months ended June 30, 2000 compared with June 30, 1999 and 2% to $119.5 for the six months ended June 30, 2000. Sales growth was most significant in Asia and in Mexico. On May 18, 2000 the Company acquired the Bornemann & Bick ("B&B") group of companies, with operations in Germany, Hong Kong, China, Turkey, Poland, India and Spain (see
Note 3 of Notes to the Consolidated Financial Statements). B&B contributed $9.6 in sales for the months of May and June 2000. The Thermal Transfer Ribbons segment was sold in March 2000 (see Note 4 of Notes to the Consolidated Financial Statements).

Cost of sales for the three and six months ended June 30, 2000 increased to $103.0 and $202.1 compared with $102.3 and $198.3 for the three and six months ended June 30, 1999. As a percent of sales, such costs increased slightly to 61.4% and 61.7% for the three and six months ended June 30, 2000 compared with 61.0% and 61.6% for three and six months end June 30,1999.

Gross profit was $64.7 for the three months ended June 30, 2000 compared with $65.3 for the three months ended June 30, 1999. The gross profit margin was 38.6% for the three months ended June 30, 2000 compared with 39.0% for the three months ended June 30, 1999. During the six months ended June 30, 2000 gross profit increased to $125.8 compared with $123.5 for the six months ended June 30, 1999. The gross profit margin was 38.3% for the six months ended June 30, 2000 compared with 38.4% for the six months ended June 30, 1999. During the three and six months ended June 30, 2000 the gross profit was impacted by $2.5 due to the recording of the B&B inventories acquired at fair value. Excluding this impact the gross profit for the three and six months ended June 30, 2000 would have been 40% and 39%.

Selling, general and administrative expense ("SG&A") was $46.6 and $91.1 for the three and six months ended June 30, 2000, compared with $44.1 and $88.5 for the three and six months ended June 30, 1999. As a percent of sales, SG&A was 27.8% for both the three and six months ended June 30, 2000 compared with 26.3% and 27.5% for the three and six months ended June 30, 1999.

In the first quarter of 1999 the Company adopted a plan to streamline its U.S. business segments. During the six months ended June 30, 1999, the Company recorded $5.0 of restructuring and other special charges. Included in the total charge are severance costs of $3.3 and $1.1 associated with the consolidation of certain facilities. Substantially all these costs had been paid as of June 30, 1999. The Apparel Identification business segment consolidated its woven and printed label operations, which resulted in the elimination of approximately 20 managerial and administrative personnel. The Labeling Solutions business segment reduced headcount by approximately 50 salaried positions.

Operating income was $16.6 and $31.9 for the three and six months ended June 30, 2000 compared with $18.0 and $27.0 for the three and six months ended June 30, 1999. The operating margins were 9.9% and 9.7% in the three and six months ended June 30, 2000 compared with 10.7% and 8.3% in the three and six months ended June 30, 1999.

On March 9, 2000 the Company sold 92.5% of International Imaging Materials, Inc., its thermal transfer ribbons business, for a total consideration of $127.5, which included $120.0 in cash and $7.5 of IIMAK preferred stock. The sale resulted in a gain of $50.3 ($40.3 net of taxes).

Interest expense, net, decreased to $2.0 and $4.9 for the three and six months ended June 30, 2000 from $3.8 and $7.5 in the three and six months ended June 30, 1999. The decrease was the result of reduced variable rate borrowings under the revolving credit facility and interest income on the proceeds from the sale of IIMAK.

Income before taxes increased to $14.6 and $77.3 (8.7% and 23.6% of sales) for the three and six months ended June 30, 2000 compared with $14.2 and $19.5 (8.4% and 6.0% of sales) for the three and six months ended June 30, 1999.

The effective income tax rate was 33% and 24% for the three and six months ended June 30, 2000 compared with 35% for both the three and six months ended June 30, 1999. Excluding the net gain on the sale of IIMAK in the amount of $40.3 the effective tax rate for the six months ended June 30, 2000, would have been 33%.

Net income for the three and six months ended June 30, 2000 was $9.8 and $58.4 (5.8% and 17.8% of sales) compared with $9.2 and $12.6 (5.4% and 3.9% of sales) for the three and six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the periods indicated:

                                                 Six Months Ended
                                    ---------------------------------
                                    June 30, 2000       June 30, 1999
                                    -------------       -------------
Net cash provided by operating
  activities                                $25.7               $28.7
Net cash provided by/(used in)
  investing activities                       55.6               (32.7)
Net cash (used in)/provided by
  financing activities                      (69.1)               14.7
                                            -----               -----
     Total change in cash (a)               $12.2               $10.7
                                            =====               =====

 (a)     Before exchange rate effects.

OPERATING ACTIVITIES

Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $25.7 for the six months ended June 30, 2000, compared with $28.7 in 1999.

Depreciation and amortization was $15.9 for the six months ended June 30, 2000 compared with $18.1 for the six months ended June 30, 1999.

INVESTING ACTIVITIES

During the first half of 2000 capital expenditures were $11.6 compared with $12.5 in 1999. All new capital projects are carefully analyzed and, other than projects for employee safety and environmental improvement, are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital. The Company currently anticipates capital expenditures of approximately $29 for the year ending December 31, 2000.

On May 18, 2000, the Company acquired the Bornemann & Bick ("B&B") group of companies for approximately $54.8. The B&B companies manufacture apparel identification products. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The $32.1 excess of the purchase price and transaction cost over the fair value of net assets acquired was recorded as goodwill and is being amortized over 25 years.

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

FINANCING ACTIVITIES

The table below shows the components of total capital for the periods indicated:

                                               June 30, 2000    December 31, 1999
                                               -------------    -----------------
Due to banks                                          $  2.0               $ 45.0
Current maturities of long-term debt                     0.1                  0.3
Long-term debt                                         166.9                163.4
                                                      ------               ------

  Total debt                                          $169.0               $208.7
Shareholders' equity                                   310.7                281.9
                                                      ------               ------
   Total capital                                      $479.7               $490.6
                                                      ======               ======
Total debt as a percent of total capital                35.2%                42.5%
                                                      ======               ======


Total debt decreased to $169.0 at June 30, 2000, from $208.7 at December 31, 1999, due to repayments of revolving debt with a portion of the proceeds from the divestiture of IIMAK. At June 30, 2000, total debt as a percent of total capital was 35.2% compared with 42.5% at December 31, 1999.

On March 12, 1999, the Company entered into an agreement with a bank for an uncommitted facility permitting the Company to borrow up to $50 at negotiated interest rates for defined periods on an unsecured basis. The agreement requires the Company to have availability under its committed revolving credit agreement equal to the amount borrowed under this facility.

OTHER MATTERS

STOCK REPURCHASE

On July 30, 1998, the Company announced a stock repurchase plan. On February 10, 2000 the Company increased the amount from $40 to $70. Since July 30, 1998, the Company has repurchased 5,947,700 shares through June 30, 2000 at an average price of $9.42 for a total of $56.0.

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

                          PART II. OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2000 the Company held its Annual Meeting of Shareholders to elect five Directors to serve a two-year term and one Director to serve for a one-year term; to increase the shares authorized for issuance under the Paxar Employee Stock Purchase Plan by an additional 1,000,000 shares; to approve and adopt the Paxar 2000 Long-Term Performance and Incentive Plan; and to ratify the appointment of Arthur Andersen LLP as its independent public accountants for the year ending December 31, 2000. The nominees for election to the Board of Directors received the following votes cast:

                        FOR ELECTION     WITHHOLDING AUTHORITY
                        ------------     ---------------------
Arthur Hershaft          42,039,950             230,258
Paul J. Griswold         42,058,594             211,614
Thomas L. Loemker        42,047,335             222,873
Walter W. Williams       42,037,120             233,088
James C. McGroddy        42,045,209             224,939
Warren Flick             42,047,459             222,749

Holders of 26,740,557 shares voted to increase the shares authorized for issuance under the Paxar Employee Stock Purchase Plan by an additional 1,000,000 shares, 6,597,829 were voted against, and there were 239,278 abstentions.

Holders of 31,044,323 shares voted to approve and adopt the Paxar 2000 Long-Term Performance and Incentive Plan, 2,207,151 were voted against, and there were 326,190 abstentions.

Holders of 42,097,658 shares voted for the ratification of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 2000, 49,520 were voted against, and there were 123,030 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibit Index

       27.1  Financial Data Schedule


b)    Reports on Form 8-K

              1) Current Report on Form 8-K, dated May 18, 2000 as amended by Form 8-K/A, Amendment No.1, reporting under Item 2 the acquisition by the Registrant of the Bornemann & Bick group of companies.

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





                                                  Paxar Corporation
                                                  -----------------
                                                  Registrant




                                                  By:  /s/ John Fitzgerald
                                                       -------------------
                                                  John Fitzgerald
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)




                                                  August 11, 2000
                                                  ---------------
                                                  Date


19