Form 10-Q
period 2000-09-30
PAXAR CORP
filed 2000-11-14
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                       OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

          For the transition period from ____________ to _____________


                          COMMISSION FILE NUMBER 0-5610

                                PAXAR CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

                 NEW YORK                            13-56700509
                 --------                            ----------
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

                                  Yes x   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (November 7, 2000)

                Common Stock, $0.10 par value: 42,173,990 shares

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

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                    September 30,
                                               2000              1999           2000                1999
                                               ----              ----           ----                ----
Sales                                         $158.4            $166.6         $486.3              $488.4

Cost of sales                                   96.5             101.4          298.6               299.7
                                                ----             -----          -----               -----

       Gross profit                             61.9              65.2          187.7               188.7

Selling, general and administrative expense     44.9              44.8          136.0               133.3

Amortization of intangibles                      1.5               1.7            4.3                 4.7

Restructuring and other special charges            -                 -              -                 5.0
                                                ----              ----           ----                ----
    Operating income                            15.5              18.7           47.4                45.7

Gain on sale of IIMAK                              -                 -           50.3                   -

Interest expense, net                            2.4               3.6            7.3                11.1
                                                 ---               ---            ---                ----

    Income before taxes                         13.1              15.1           90.4                34.6

Taxes on income                                  3.4               5.3           22.3                12.2
                                                 ---               ---           ----                ----

       Net income                               $9.7              $9.8          $68.1               $22.4
                                                ====              ====          =====               =====


Basic earnings per common share                $0.22             $0.21          $1.50               $0.48
                                               =====             =====          =====               =====

Diluted earnings per common share              $0.22             $0.21          $1.49               $0.47
                                               =====             =====          =====               =====

Average common shares outstanding:
  Basic                                         43.4              46.3           45.3                46.8
                                                ====              ====           ====                ====
  Diluted                                       43.9              46.6           45.7                47.3
                                                ====              ====           ====                ====

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                  2000          1999
                                                                  ----          ----
                                                               (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                           $46.7        $32.2
Receivables, less allowances of $8.0 in 2000 and $8.3 in 1999       116.5        121.1
Inventories                                                          81.1         80.6
Other current assets                                                 11.3         17.6
                                                                     ----         ----
          Total current assets                                      255.6        251.5
Property, plant and equipment, at cost                              243.1        344.9
Accumulated depreciation                                           (102.0)      (139.6)
                                                                   -------      ------
          Net property, plant and equipment                         141.1        205.3
Goodwill                                                            183.5        157.4
Other assets                                                         24.9          7.7
                                                                     ----          ---
                                                                   $605.1       $621.9
                                                                   ======       ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                        $12.0        $45.0
Current maturities of long-term debt                                  0.1          0.3
Accounts payable and accrued liabilities                             94.1        104.2
Accrued taxes on income                                              26.6          8.4
                                                                     ----          ---
          Total current liabilities                                 132.8        157.9
Long-term debt                                                      167.9        163.4
Deferred income taxes                                                 3.0         14.1
Other liabilities                                                     7.0          4.6
Shareholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares
   authorized, none issued and outstanding                             --           --
Common Stock, $0.10 par value, 200,000,000 shares
   authorized, 42,529,155 and 46,756,610 shares issued
   and outstanding in 2000 and 1999, respectively                     4.2          4.7
Paid-in capital                                                      48.8         93.2
Retained earnings                                                   262.4        194.3
Accumulated other comprehensive loss                                (21.0)       (10.3)
                                                                   ------       ------
          Total shareholders' equity                                294.4        281.9
                                                                    -----        -----
                                                                   $605.1       $621.9
                                                                   ======       ======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED

                                                                     NINE MONTHS ENDED
                                                                     -----------------
                                                         SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                         ------------------   ------------------
OPERATING ACTIVITIES:
Net income                                                      $68.1               $22.4
                                                                -----               -----

Adjustments to reconcile net income
 to net cash provided by operations:
   Depreciation and amortization                                 26.1                27.6
   Deferred income taxes                                         (0.9)               (0.2)
     Gain on sale of IIMAK, net of tax                          (40.3)                 --
Changes in assets and liabilities, net of
  businesses acquired or  divested:
   Receivables                                                    0.5               (11.9)
   Inventories                                                   (4.0)                9.5
   Other current assets                                           3.7                (0.9)
   Accounts payable and accrued liabilities                     (19.9)                1.2
   Taxes on income                                                7.4                 3.7
   Other                                                          0.4                (0.2)
                                                                 ----                ----
                                                                (27.0)               28.8
                                                                 ----                ----
   Net cash provided by operating activities                     41.1                51.2
                                                                 ----                ----

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                      (18.9)              (21.0)
Acquisition  related                                            (52.5)              (20.5)
Proceeds from sale of business                                  119.8                  --
Other                                                             3.0                (3.1)
                                                                 ----               -----
   Net cash provided by/(used in) investing activities           51.4               (44.6)
                                                                 ----               -----

FINANCING ACTIVITIES:
(Decrease)/increase in short-term debt                          (33.0)               46.8
Additions to long-term debt                                      35.8               363.3
Reductions in long-term debt                                    (35.1)             (392.2)
Purchase of common stock                                        (46.5)              (15.9)
Exercise of stock options/Stock Purchase Plan                     1.7                 4.5
                                                                 ----                ----
   Net cash (used in)/ provided by financing activities         (77.1)                6.5
                                                                 ----                ----

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                          (0.9)               (1.0)
                                                                 ----               -----
     Increase in cash                                            14.5                12.1
Cash and cash equivalents at beginning of year                   32.2                19.2
                                                                 ----                ----
Cash and cash equivalents at end of period                      $46.7               $31.3
                                                                =====               =====

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

NOTE 2:        CHANGE IN ACCOUNTING FOR INVENTORIES FROM LIFO TO FIFO
During 2000, the Company changed its method of determining the cost of inventory for the Labeling Solutions U.S. business unit from LIFO to FIFO. The Company believes the FIFO method results in a closer matching of costs and revenue during periods of declining prices and it is the primary method used in the industry in which the Labeling Solutions U.S. business unit operates. This change has been applied by retroactively restating the accompanying consolidated financial statements. Although this change in method did not impact the 2000 or 1999 net income, the retained earnings balances for the periods ended September 30, 2000 and December 31, 1999 have been decreased by $7.2 to reflect the retroactive application of the new method of valuing inventories.

NOTE 3:        ACQUISITIONS
On May 18, 2000, the Company acquired the Bornemann & Bick ("B&B") group of companies for approximately $52.5. The B&B companies manufacture apparel identification products. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The $31.5 excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill and is being amortized over 25 years. The fair value of assets acquired and liabilities assumed is as follows:

Current assets                    $22.4
Property, plant and equipment       9.8
Other assets                        3.4
Goodwill                           31.5
Liabilities                       (14.6)
                                  -----
Net assets                        $52.5
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

NOTE 5:        INVENTORIES
The components of inventories are set forth below:

                                                  SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                  ------------------            -----------------
Raw materials                                                  $35.7                        $30.8
Work-in-Process                                                 10.0                         15.9
Finished goods                                                  35.4                         33.9
                                                                ----                         ----
                                                               $81.1                        $80.6
                                                               =====                        =====

NOTE 6:        DUE  TO BANKS
A summary of amounts due to banks is set forth below:

                                                  SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                  ------------------            -----------------
Bank overdrafts                                                 $1.0                           $-
Uncommitted Credit Facility (a)                                 11.0                         45.0
                                                                ----                         ----
                                                               $12.0                        $45.0
                                                               =====                        =====

(a) On March 12, 1999, the Company entered into an agreement with a bank for an uncommitted facility permitting the Company to borrow up to $50.0 at negotiated interest rates for defined periods on an unsecured basis. The agreement requires the Company to have availability under its revolving credit agreement equal to the amount borrowed under this facility. There was $11.0 outstanding at September 30, 2000 and $45.0 outstanding at December 31, 1999, at interest rates of 6.93% and 7.23%, respectively.


NOTE 7:        LONG TERM DEBT
A summary of long-term debt is set forth below:

                                                  SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                  ------------------            -----------------
6.74% Senior Notes                                            $150.0                       $150.0
Economic Development Revenue Bonds due 2011
and 2019                                                        13.0                         13.0
Other                                                            5.0                          0.7
                                                                 ---                          ---
                                                               168.0                        163.7
Less current maturities                                          0.1                          0.3
                                                                 ---                          ---
                                                              $167.9                       $163.4
                                                              ======                       ======

NOTE 8:        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
A summary of accounts payable and accrued liabilities is set forth below:

                                                  SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                                  ------------------           -----------------
Accounts payable                                               $35.6                       $45.1
Accrued payroll costs                                           18.4                        17.9
Other accrued liabilities                                       40.1                        41.2
                                                                ----                        ----
                                                               $94.1                      $104.2
                                                               =====                      ======

NOTE 9:        SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes is set forth below:

                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                        2000               1999
Interest                                                                $9.4               $14.1
Income Taxes                                                            $3.9                $2.6

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

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2000                           1999
                                                                 ----                           ----
Net income                                                      $68.1                          $22.4
Foreign currency translation adjustments                        (10.7)                          (4.9)
                                                               ------                          -----
    Comprehensive income                                        $57.4                          $17.5
                                                                =====                          =====

NOTE 11:       EARNINGS PER COMMON  SHARE
The reconciliation of basic and diluted per-share computation is as follows:

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2000                           1999
                                                                 ----                           ----
Average common shares (basic)                                    45.3                           46.8
    Options and warrants                                          0.4                            0.5
                                                                  ---                            ---
Adjusted average common shares (diluted)                         45.7                           47.3
                                                                 ====                           ====

NOTE 12:       BUSINESS SEGMENTS

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

The Company's Apparel Identification operations design, develop, market and manufacture products and services specifically to the apparel and textile industries, including white goods such as towels and sheets. In general, such products and services can be classified as follows: bar code systems; fabric label systems; and tags and labels.

Bar code systems enable manufacturers to accommodate retailers' demands in a rapid and cost-effective manner. The Company's bar code systems and supplies include electronic printers and supporting software, thermal inks and pre-printed tag stock and specialty fabrics. Fabric label systems include printers, fabrics, inks and printing accessories, which are used by apparel manufacturers for in-plant printing of care labels and labels that carry brand name, logo, size and other information for the retail customer. Labels and tags are attached to apparel by manufacturers and retailers to identify and promote their products, allow automated data collection and provide brand identification and customer information such as origin, size, fabric content and care instructions.

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

The following table shows the financial information of the Company's business segments.

                                              FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                 2000      1999        2000        1999
                                                 ----      ----        ----        ----
Sales to unaffiliated customers:
   Apparel Identification                        $97.2     $83.1      $291.7      $248.1
   Identification and Bar Code Solutions          61.2      63.5       180.8       180.1
   Thermal Transfer Ribbons                         --      20.0        13.8        60.2
                                                ------    ------      ------      ------
          Total                                 $158.4    $166.6      $486.3      $488.4
                                                ======    ======      ======      ======
Inter-segment sales:
   Thermal Transfer Ribbons                     $   --    $  3.7      $  2.1      $  9.8
                                                ======    ======      ======      ======

Segment operating income:
   Apparel Identification                       $ 12.8    $ 10.7      $ 38.8      $ 32.4
   Identification and Bar Code Solutions           7.2       9.1        20.0        21.9
   Thermal Transfer Ribbons                         --       2.8         2.0         7.4
                                                ------    ------      ------      ------
                                                  20.0      22.6        60.8        61.7
   Corporate and other                            (3.0)     (2.6)       (9.1)       (7.2)
   Restructuring and other special charges          --        --          --        (5.0)
   Amortization of goodwill                       (1.5)     (1.3)       (4.3)       (3.8)
                                                 -----     -----       -----       -----
          Total                                  $15.5     $18.7       $47.4       $45.7
                                                 =====     =====       =====       =====

NOTE 13:       RESTRUCTURING  AND  OTHER SPECIAL CHARGES
In the first quarter 1999, the Company adopted a plan to streamline its U.S. business segments. During the nine months ended September 30, 1999 the Company recorded $5.0 of restructuring and other special charges. Included in the total charge is severance of $3.3 and $1.1 of costs associated with the consolidation of certain facilities. Substantially all these costs had been paid as of September 30, 1999. The Apparel Identification business segment consolidated its woven and printed label operations, which resulted in the elimination of approximately 20 managerial and administrative personnel. The Labeling Solutions business segment reduced headcount by approximately 50 salaried positions.

NOTE 14:       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At September 30, 1999, the Company had an interest rate derivative instrument with notional value of $65. The fair value of that agreement, based on estimates provided by financial institutions, was a loss of $0.6 at September 30, 1999, for which the Company had made full provision in the accounts. There were no interest rate derivatives in effect at September 30, 2000 or December 31, 1999.

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

Operating Results

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                              2000      1999          2000       1999
                                              ----      ----          ----       ----
Sales                                         100.0%    100.0%        100.0%     100.0%
Cost of sales                                  60.9      60.9          61.4       61.4
                                              -----     -----         -----      -----
    Gross profit                               39.1      39.1          38.6       38.6
Selling, general and administrative expense    28.3      26.9          28.0       27.3
expense
Amortization of intangibles                     1.0       1.0           0.9        1.0
Restructuring and other special charges          --        --            --        1.0
                                              -----     -----         -----      -----
    Operating income                            9.8      11.2           9.7        9.3
Gain on sale of IIMAK                            --        --          10.4         --
Interest expense, net                           1.5       2.1           1.5        2.2
                                              -----     -----         -----      -----
     Income before taxes                        8.3       9.1          18.6        7.1
Taxes on income                                 2.2       3.2           4.6        2.5
                                              -----     -----         -----      -----
     Net income                                 6.1%      5.9%         14.0%       4.6%
                                              =====     =====         =====      =====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales were $158.4 and $486.3 for the three and nine months ended September 30, 2000 compared with $166.6 and $488.4 for the three and nine months ended September 30, 1999. Sales from Apparel Identification grew 17% to $97.2 for the three months ended September 30, 2000 and 18% to $291.7 for the nine months ended September 30, 2000. Sales growth was most significant in Asia and in Mexico. On May 18, 2000 the Company acquired the Bornemann & Bick ("B&B") group of companies, with operations in Germany, Hong Kong, China, Turkey, Poland, India and Spain (see Note 3 of Notes to the Consolidated Financial Statements). B&B contributed $21.3 in sales for the months May through September 2000. The Thermal Transfer Ribbons segment was sold in March 2000 (see Note 4 of Notes to the Consolidated Financial Statements).

Cost of sales for the three and nine months ended September 30, 2000 were $96.5 and $298.6 compared with $101.4 and $299.7 for the three and nine months ended September 30, 1999. As a percent of sales, such costs were 60.9% and 61.4% for the three and nine months ended September 30, 2000 and the three and nine months ended September 30, 1999.

Gross profit was $61.9 for the three months ended September 30, 2000 compared with $65.2 for the three months ended September 30, 1999. The gross profit margin was 39.1% for the three months ended September 30, 2000 and the three months ended September 30, 1999. During the nine months ended September 30, 2000 gross profit was $187.7 compared with $188.7 for the nine months ended September 30, 1999. The gross profit margin was 38.6% for the nine months ended September 30, 2000 and the nine months ended September 30, 1999. During the nine months ended September 30, 2000 the gross profit was impacted by $2.5 due to the recording of the B&B inventories acquired at fair value. Excluding this impact the gross profit for the nine months ended September 30, 2000 would have been 39.1%.

Selling, general and administrative expense ("SG&A") was $44.9 and $136.0 for the three and nine months ended September 30, 2000, compared with $44.8 and $133.3 for the three and nine months ended September 30, 1999. As a percent of sales, SG&A was 28.3% and 28.0% the three and nine months ended September 30, 2000 compared with 26.9% and 27.3% for the three and nine months ended September 30, 1999.

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

Operating income was $15.5 and $47.4 for the three and nine months ended September 30, 2000 compared with $18.7 and $45.7 for the three and nine months ended September 30, 1999. The operating margins were 9.8% and 9.7% in the three and nine months ended September 30, 2000 compared with 11.2% and 9.3% in the three and nine months ended September 30, 1999.

On March 9, 2000 the Company sold 92.5% of International Imaging Materials, Inc., its Thermal Transfer Ribbons business, for a total consideration of $127.5, which included $120.0 in cash and $7.5 of IIMAK preferred stock. The sale resulted in a gain of $50.3 ($40.3 net of taxes).

Interest expense, net, decreased to $2.4 and $7.3 for the three and nine months ended September 30, 2000 from $3.6 and $11.1 in the three and nine months ended September 30,1999. The decrease was the result of reduced variable rate borrowings under the revolving credit facility and interest income on the proceeds from the sale of IIMAK.

Income before taxes was $13.1 and $90.4 (8.3% and 18.6% of sales) for the three and nine months ended September 30, 2000 compared with $15.1 and $34.6 (9.1% and 7.1% of sales) for the three and nine months ended September 30, 1999.

The effective income tax rate was 26% and 25% for the three and nine months ended September 30, 2000 compared with 35% for both the three and nine months ended September 30, 1999. Excluding the net gain on the sale of IIMAK in the amount of $40.3 the effective tax rate for the nine months ended September 30, 2000, would have been 31%.

Net income for the three and nine months ended September 30, 2000 was $9.7 and $68.1 (6.1% and 14.0% of sales) compared with $9.8 and $22.4 (5.9% and 4.6% of sales) for the three and nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the periods indicated:

                                                               Nine Months Ended
                                                      September 30, 2000   September 30, 1999
Net cash provided by operating activities                   $41.1                $51.2
Net cash provided by/(used in) investing activities          51.4                (44.6)
Net cash (used in)/provided by financing activities         (77.1)                 6.5
                                                            -----                -----
     Total change in cash (a)                               $15.4                $13.1
                                                            =====                =====

(a) Before exchange rate effects.

OPERATING ACTIVITIES
Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $41.1 for the nine months ended September 30, 2000, compared with $51.2 in 1999.

Depreciation and amortization was $26.1 for the nine months ended September 30, 2000 compared with $27.6 for the nine months ended September 30, 1999.

INVESTING ACTIVITIES
During the first nine months of 2000 capital expenditures were $18.9 compared with $21.0 in 1999. All new capital projects are carefully analyzed and, other than projects for employee safety and environmental improvement, are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital. The Company currently anticipates capital expenditures of approximately $28 for the year ending December 31, 2000.

On May 18, 2000, the Company acquired the Bornemann & Bick ("B&B") group of companies for approximately $52.5. The B&B companies manufacture apparel identification products. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The $31.5 excess of the purchase price and transaction cost over the fair value of net assets acquired was recorded as goodwill and is being amortized over 25 years.

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

FINANCING ACTIVITIES
The table below shows the components of total capital for the periods indicated:

                                                September 30, 2000    December 31, 1999
                                                ------------------    -----------------
Due to banks                                                 $12.0                $45.0
Current maturities of long-term debt                           0.1                  0.3
Long-term debt                                               167.9                163.4
                                                             -----                -----
  Total debt                                                $180.0               $208.7
Shareholders' equity                                         294.4                281.9
                                                             -----                -----
   Total capital                                            $474.4               $490.6
                                                            ======               ======
Total debt as a percent of total  capital                    37.9%                42.5%
                                                             =====                =====

Total debt decreased to $180.0 at September 30, 2000, from $208.7 at December 31, 1999, due to repayments of revolving debt with a portion of the proceeds from the divestiture of IIMAK. At September 30, 2000, total debt as a percent of total capital was 37.9% compared with 42.5% at December 31, 1999.

On March 12, 1999, the Company entered into an agreement with a bank for an uncommitted facility permitting the Company to borrow up to $50 at negotiated interest rates for defined periods on an unsecured basis. The agreement requires the Company to have availability under its committed revolving credit agreement equal to the amount borrowed under this facility.

OTHER MATTERS

STOCK REPURCHASE

On July 30, 1998, the Company announced a stock repurchase plan with an authorization to buy-back $25 of its shares. The Company subsequently increased the program to $40 in February 1999, to $70 in February 2000 and up to $100 in August 2000. Since July 30, 1998, the Company has repurchased 7,726,500 shares through September

30, 2000 at an average price of $9.76 for a total of $75.4.

ACQUISITION

On October 13, 2000 the Company announced it had completed the purchase of the 57% of Bornemann Barata, S.A., which it did not own previously. The Company acquired 43% of the Barcelona-based company in May 2000 in connection with the purchase of Bornemann & Bick KG.

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





                                     Paxar Corporation
                                     Registrant




                                     By:  /s/ John Fitzgerald
                                     John Fitzgerald
                                     Vice President and Controller
                                     (Principal Accounting Officer)




                                     November 14,  2000
                                     Date