Form 10-K405
period 2000-12-31
PAXAR CORP
filed 2001-03-26
CIK 75681

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

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

                                  914-697-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
    COMMON STOCK, PAR VALUE $.10 PER SHARE             NEW YORK STOCK EXCHANGE, INC.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of March 16, 2001 was approximately $434,130,816. On such date, the closing price of the Registrant's Common Stock, as quoted on the New York Stock Exchange, was $12.00.

     The Registrant had 42,155,932 shares of Common Stock outstanding as of March 16, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K is herein incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Shareholders scheduled to be held on April 26, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1:  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Paxar Corporation ("Paxar," or the "Company,") is a global leader in providing innovative, value-added and tracking solutions to retailers and apparel manufacturers. Paxar's global manufacturing operations, worldwide distribution network, unique one-stop shopping approach and brand recognition have enabled the Company to gain competitive advantage and market share. The Company currently operates two segments: Apparel Identification and Labeling Solutions.

     The Apparel Identification segment concentrates exclusively on labels and tags for retail apparel. It manufactures and markets bar code systems and fabric label systems that combine data distribution software, electronic printers and related supplies to give domestic and offshore customers in-plant label printing capabilities. It also produces and markets woven and printed labels and tags, for subsequent application to garments during their manufacture.

     The Labeling Solutions segment focuses on price, promotion and tracking label applications for retail stores, distribution centers, and other, smaller, market niches. The Company manufactures labeling equipment and supplies and provides service for the equipment. Labeling Solutions also offers customers systems integration, delivering function-specific packages of hardware and software for in-store, warehouse and network applications.

ACQUISITIONS

     On May 18, 2000, the Company acquired the Bornemann & Bick ("B&B") group of companies. The acquisition price was approximately $52.5 million. The acquisition consisted of the purchase of all of the partnership interests of Bornemann & Bick KG and a purchase of all of the stock of Bonny Nice Industries Limited, a Hong Kong corporation. The B&B group of companies manufactures a broad range of apparel identification products and has operations in Germany, Hong Kong, China, Turkey, Poland, Spain and India.

     On February 2, 1999, the Company acquired the apparel identification business of Ferguson International PLC ("Ferguson"). The acquisition price was approximately $20.5 million. The acquisition involved the purchase of certain assets in the U.K. and the purchase of 100% of the shares of Ferguson Asia Limited and 90% of the shares of Ferguson Lanka (Private) Limited. Assets acquired in the U.K. include manufacturing and sales facilities for printed and woven labels and for graphic tags and labels primarily for the apparel market. Ferguson Asia Limited has production and sales facilities in Hong Kong, China and Malaysia for all of its fabric and paper products. Ferguson Lanka (Private) Limited operates a new state-of-the-art manufacturing facility in Sri Lanka. Ferguson Lanka has subsequently changed its name to Paxar Lanka (Private) Limited. The acquisition of the Ferguson apparel identification business enables the Company to offer its full line of products to customers in Europe and Asia in line with the Company's strategy to be a worldwide one-stop-shop for identification and tracking in the retail supply chain.

     On October 28, 1997, the Company acquired International Imaging Materials, Inc. ("IIMAK"), the largest manufacturer in North America of thermal transfer ribbons. The acquisition was accounted for as a pooling of interests. In connection with the merger, each outstanding share of IIMAK common stock was converted into 1.5 shares of the Company's common stock and all existing IIMAK warrants and options were converted into warrants and options to purchase the Company's common stock.

     On June 29, 1995, the Company acquired a 49% interest in Monarch Marking Systems, Inc. ("Monarch"), which was accounted for using the equity method. Monarch is a leading manufacturer and marketer of retail price marking equipment and supplies in the United States. On March 3, 1997, the Company acquired the remaining 51% of Monarch for a total purchase price of $132 million. The Company acquired the 49% equity interest of Odyssey Partners, L.P. for $94.1 million in cash, a promissory note in the amount of $5.9 million at an annual interest rate of 4.88% payable on January 2, 1998, and five year warrants to purchase (a) 1,250,000 shares of the Company's common stock, par value $0.10, at an exercise price of $14.00 per share and (b) 250,000 shares of the Company's common stock at an exercise price of $17.50 per share. The warrants were recorded at the fair value of approximately $9.7 million at the date of acquisition. Upon completion of the acquisition, the Chairman and the President of Monarch each received 156,536 shares of the Company's common stock valued at $15.20 per share, in exchange for the shares of Monarch common stock owned by each of them. Additionally, the management of Monarch received incentive stock options to purchase an aggregate of 1,244,469 shares of the Company's common stock pursuant to the Company's 1990 Employee Stock Option Plan in exchange for outstanding options to purchase Monarch common stock. The options were recorded at the fair value of approximately $16 million at the date of acquisition.

SALE OF IIMAK:

     On March 9, 2000, the Company sold 92.5% of its IIMAK subsidiary for a total considerations of $127.5 million, which included $120.0 million in cash and $7.5 million of IIMAK preferred stock.

STOCK REPURCHASES:

     On July 30, 1998, the Company announced a stock repurchase plan with an authorization to repurchase $25 million of its shares. The Company subsequently increased the program to $40 million in February 1999, to $70 million in February 2000 and up to $100 million in August 2000. Since July 30, 1998 the Company has repurchased 8.3 million common shares at an average price of $9.64 per share, for a total of $79.9 million.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The information required by this Item is incorporated by reference to the Company's Financial Statements included elsewhere in this report. (See Part IV,
Item 14, Note 12.)

DESCRIPTION OF BUSINESS

     The Company conducts business in two segments: (I) Apparel Identification and (II) Labeling Solutions.

  I Apparel Identification

     A. Description

     The Company provides complete identification and tracking solutions for the apparel industry. The Company's capabilities, range from graphic design for tags and labels, through the weaving and printing of these products, to the creation of data-driven tag and label systems installed in customer facilities. The Company also manufactures the equipment, the tag and label substrates, and the inks for these systems and develops most of the operating software and all of the related application software. This vertical integration yields better solutions, enhances reliability, reduces expenses and spurs product innovation.

     B. Customers

     Customers fall generally into two categories: (1) companies with branded apparel and (2) retailers who have developed private label lines of apparel. Customers include major manufacturers and retailers around the globe.

     C. Competition

     The Apparel Identification marketplace is fragmented and highly competitive worldwide. Competitors are generally companies with limited geographic capabilities or with competencies in a particular product category. The Company believes that no competitor matches its breadth of product or global capabilities. These two elements in combination have enabled the Company to become the leader in its industry.

     D. Products and Services

          1. LABEL AND TAG SYSTEMS

             The Company's systems products (bar code systems and fabric label systems) enable customers to print, cut and batch large volumes of labels and tags in their own facilities. The sale of a system usually results in the ongoing sale of inks, fabrics, tags, services and replacement parts to the customer.

          a. Bar Code Systems

             The Company's extensive product line and global footprint have made it a one-stop-shop for bar code customers everywhere. The Company has developed systems that enable customers to put permanent bar code labels on apparel using specialty stocks and inks.

             The Company's products and services are essential to optimization of integrated supply chain management solutions. The newer systems give designers and retailers of branded and retail apparel and the contractors who actually fabricate the items, the capability to exchange order and shipping information quickly and easily over the Internet. The Company's D2Comm system gives contractors the ability to download, from a password-protected Web site, customer specifications for each label to be printed, and to print that information in their own facilities on pre-purchased Paxar label stock.

          b. Fabric Label Systems

             Manufacturers use the Company's fabric label systems to print human-readable labels (most often brand logos and care/information labels) for retail customers. Paxar produces all the components of fabric label systems, including printers, fabrics, inks and printing accessories.

          2. LABELS AND TAGS

             Labels and tags are the most traditional part of the Company's business. Labels are attached to garments early in the manufacturing process; they provide brand, size, country of origin, care and content information for consumers and tracking information for retailers. Tags are attached to completed garments; they generally provide price and promotion information.

             The Company manufactures woven labels and printed labels and tags in its facilities around the world in proximity to customer plants; weaves multi-color jacquard labels on broad looms and needle looms, and produces printed labels on coated fabrics, narrow woven fabrics and other materials; and produces multi-color printed merchandise tags and bar code price tags. In addition, the Company operates tag and label service bureaus that provide delivery of these products on an accelerated basis, often in 48 hours or less.

             Also, the Company has developed an array of innovative specialty labels. Some incorporate security features to protect in-store merchandise from theft and to protect branded apparel from counterfeiters. Others meet industrial needs, such as the Company's LOKPRINT(TM) labels that remain legible on uniforms through repeated industrial washings.

  II Labeling Solutions

     A. Description

     Paxar's Labeling Solutions segment manufactures and markets electronic bar code systems and hand-held mechanical labelers for use in retail stores and distribution centers as well as for remote tracking applications. The Company also designs integrated systems that combine its electronic printer/scanners and specialized software for large in-store and warehouse applications, such as inventory control and distribution management. In addition, the Company produces or resells the consumable supplies used with the equipment, including ink ribbons and adhesive label stock.

     Labeling Solutions services its bar code equipment at customer locations worldwide and services mechanical labelers at its National Service Center in Miamisburg, Ohio.

     B. Customers

     Labeling Solutions has customers in retailing, distribution and manufacturing worldwide. The Company holds a significant share of the market for retail price marking, merchandise identification and product tracking; and is building its share in the rapidly growing area of "compliance labeling," whereby retailers require their vendors to place bar code labels on merchandise before it is shipped.

     C. Competition

     In the bar code labeler market, competitors include equipment manufacturers, such as Zebra Technologies, Datamax and Intermec, and numerous value-added resellers and systems integrators. In the mature category of hand-held mechanical labelers, the Company is the largest participant in the U.S.

     D. Products and Services

          1. IDENTIFICATION AND PRICING SOLUTIONS (IPS)

             IPS handheld mechanical labelers print human-readable information (letters and numbers) for retail store and distribution center price-marking and, to a lesser extent, for component identification in the automotive, medical and other industries. The printers are made of durable plastic materials and deliver outstanding performance over many years of use. Models range from labelers that print one line of information to those that can print three lines and up to 30 characters. In addition to manufacturing the printers, the Company produces the self-adhesive labels used for the machines.

             IPS also markets its products through the office-supply channel and by a catalog, which provides a cost-effective way for the Company to reach smaller retailers. Merchandising aids, such as hangers, plastic bags and similar re-sale offerings, have been added to the IPS product mix.

          2. BAR CODE SOLUTIONS (BCS)

             BCS customers are, primarily, mass merchandisers, large retail stores and distribution centers. Bar code equipment is used for price and inventory marking in stores and to pre-mark items in distribution centers.

             The Company manufactures and markets thermal transfer printers, which produce high quality images on a wide variety of papers and fabrics, and direct thermal printers, appropriate for smaller, less expensive applications. The printers are linked electronically (often by radio frequency) with the customer's remote data input and data collection equipment. In this way, the printers can scan and "read" bar codes on a given item, download the variable data for the specific label to be printed, and then print (and, in some cases, apply) the label directly to the item. These printers are available in handheld, portable and tabletop models.

          a. Handheld

             The Company has recently brought triple functionality to handheld models: they can scan, print and apply bar code labels. This makes them ideal for inventory control, re-pricing and similar warehouse applications. Their ability to communicate with remote servers via radio frequency adds important functionality for mobile networking applications.

             Some new models, used by sales clerks in the retail store environment, work with handheld computers to create a scan-and-print system with "line busting" applications. The units can scan an item to be purchased and scan the consumer's credit card, record the sale and print a receipt, eliminating the need for consumers to stand in a check-out line.

          b. Portable

             Portable printers weighing approximately one pound generally produce tags and labels for in-store price mark-ups and mark-downs. Used with handheld computers, the machines complete a total scanning and printing system: the computer scans the merchandise and sends printing instructions to the printer via radio frequency. These printers also function in point-of-sale situations, generating labels and tags at the cash register.

          c. Tabletop

             Tabletop bar code printers are heavy-duty machines used primarily for initial price marking in retail distribution centers. They print a wide range of labels and tags and are available on carts (frequently in multiple arrays) so that they can be wheeled, as needed, to appropriate locations in the warehouse or on the loading dock.

SALES AND MARKETING

     The Company's salespersons are compensated on a salary and bonus basis. They are based in offices across the United States and at subsidiary companies in Canada, the U.K., France, Germany, Belgium, Italy, Poland, Spain, Turkey, Mexico, Honduras, Dominican Republic, Colombia, Australia, Hong Kong, Sri Lanka and Singapore. In addition, non-exclusive manufacturers' representatives sell the Company's products on a commission basis throughout the United States. International and export distributors and commission agents perform similar functions in Europe, Africa, Far East and Latin America.

     We promote our products and services through our web-site (www.paxar.com), direct mail campaigns, publication of catalogs and brochures, participation in trade shows, telemarketing and advertising, principally in trade journals.

SEASONALITY

     Neither of the Company's business segments exhibits significant seasonality.

CUSTOMERS

     No customer accounted for more than 10% of the revenues of either of the Company's business segments in 2000.

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

BACKLOG

     The Company's total backlog of orders was approximately $50 million at December 31, 2000 and December 31, 1999. Backlog is not a reliable indicator of future sales activity, because more than 80 percent of annual sales consist of orders that the Company typically fills within one month of receipt. The balance of the orders are for products that are ordered to individual customer specifications for delivery within two to three months.

RESEARCH AND ENGINEERING

     The Company believes that continuous product innovation helps the Company maintain a competitive advantage in the markets in which it operates. Therefore, the Company makes substantial annual research and product engineering investments to develop new products to serve the needs of its customers. The Company's research and engineering staff comprises 72 employees involved in the development of, among other things:

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

EMPLOYEES

     The Company has approximately 6,000 employees worldwide. Approximately 185 production employees of the Company in several locations in the United States are covered by four different union contracts, which expire at various times from June 2001 to October 2001. The Company has no recent history of material labor disputes. The Company believes that it has good employee relations.

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

                   FINANCIAL INFORMATION ABOUT OPERATIONS IN
                     THE UNITED STATES AND OTHER COUNTRIES

     The information required by this Item is incorporated by reference to the Company's Financial Statements included elsewhere in this report. (See Part IV,
Item 14, Note 12.)

ITEM 2:  PROPERTIES

     The Company uses the following principal facilities in its operations:

                                       SQUARE    OWNED/     LEASE
LOCATION                               FOOTAGE   LEASED   EXPIRATION                 USED FOR
--------                               -------   ------   ----------   ------------------------------------
Miamisburg, Ohio.....................  350,000    Owned                Office, Manufacturing, and Warehouse
Lenoir, North Carolina...............  127,000    Owned                Administrative and Manufacturing
Huber Heights, Ohio..................  104,000    Owned                Administrative and Manufacturing
Orangeburg, New York.................   60,000    Owned                Manufacturing
Sayre, Pennsylvania..................   66,000    Owned                Administrative and Manufacturing
Sayre, Pennsylvania..................   36,000   Leased    Monthly     Manufacturing
Rock Hill, South Carolina............   56,000    Owned                Manufacturing
Canton, North Carolina...............   35,655    Owned                Manufacturing
Hillsville, Virginia.................   33,108    Owned                Manufacturing
Runcorn, England.....................   37,237   Leased       2005     Administrative and Manufacturing
Runcorn, England.....................   38,349   Leased       2011     Manufacturing
Runcorn, England.....................   21,525   Leased       2005     Manufacturing
Harlow, England......................   66,000   Leased       2013     Administrative and Manufacturing
Nottingham, England..................   28,906    Owned                Administrative and Manufacturing
Congleton, England...................   27,000    Owned                Administrative and Manufacturing
Sileby, England......................   20,060    Owned                Manufacturing
London, England......................   30,529   Leased       2003     Manufacturing
Ancarano, Italy......................   86,368    Owned                Administrative and Manufacturing
Sprockhovel, Germany.................   32,184    Owned                Administrative and Manufacturing
Sprockhovel, Germany.................  119,232   Leased       2006     Administrative and Manufacturing
Mexico City, Mexico..................   57,193    Owned                Administrative and Manufacturing
Pickering, Ontario, Canada...........   67,032    Owned                Administrative and Manufacturing
Hong Kong............................   26,536   Leased       2001     Administrative and Manufacturing
Hong Kong............................   12,542   Leased       2001     Administrative and Manufacturing
Hong Kong............................    6,862   Leased       2001     Administrative and Manufacturing
Sri Lanka............................   60,000   Leased       2047     Administrative and Manufacturing
Panyu, China.........................   61,119   Leased       2001     Manufacturing

     In addition to the above facilities, the Company has other administrative and manufacturing facilities and sales offices located throughout the world.

     The Company believes that its facilities are adequate to maintain its existing business activities.

EXECUTIVE OFFICERS OF THE REGISTRANT:

     Arthur Hershaft, 63, Chairman of the Board of Directors and Chief Executive Officer since 1986.

     Victor Hershaft, 58, Vice Chairman since December 1998 and President of Apparel Identification since January 1998. Prior to that time, he served in various executive capacities with the Company since 1989.

     Paul J. Griswold, 49, President and Chief Operating Officer since February 2000. Prior to that time, he was Senior Vice President-Protective Packaging and International Operations at Pactiv Corporation, formerly Tenneco Packaging. He joined Tenneco in 1994.

     Jack R. Plaxe, 59, Senior Vice President and Chief Financial Officer since December 1997. He had been Vice President and Chief Financial Officer of the Company from August 1993 through March 1997.

     John P. Jordan, 55, Vice President and Treasurer, since August 1998. Prior to that time, he was Vice President and Treasurer of Amscan Inc., which he joined in 1987.

     Jack Proud, 52, President of Labeling Solutions since September 1999. Prior to that time, he held various executive positions with The Reynolds and Reynolds Company since 1971.

     Robert S. Stone, 63, Vice President, General Counsel and Secretary since September 1999. Prior to that time, he was Of Counsel to the law firm of Jackson Lewis Schnitzler & Krupman from May 1997 until joining the Company and prior to that, was a member of the IBM Law Department since 1962.

     James Wrigley, 47, President and Chief Executive Officer, Paxar UK Ltd., since September 1996. Prior to that time, he was International Director of Pepe Group PLC since 1991

ITEM 3:  LEGAL PROCEEDINGS

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange using the symbol "PXR." The following table sets forth the 2000 and 1999 high and low sales prices of the Company's common stock as reported on the New York Stock Exchange for the periods indicated.

                                                               SALES PRICES
                                                              ---------------
                                                               HIGH      LOW
                                                              ------    -----
CALENDAR YEAR 2000
  First Quarter.............................................  $10.42    $8.25
  Second Quarter............................................   11.94     9.62
  Third Quarter.............................................   13.06     8.37
  Fourth Quarter............................................   10.37     6.50
CALENDAR YEAR 1999
  First Quarter.............................................  $ 9.75    $7.00
  Second Quarter............................................   10.50     6.75
  Third Quarter.............................................   10.00     8.25
  Fourth Quarter............................................   11.50     8.06

     As of March 14, 2001, there were approximately 1,200 record holders of the Company's common stock.

     The Company has never paid any cash dividends on its Common Stock and has no present intention of doing so.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data as of and for the five-year period ended December 31, 2000 has been derived from the Company's Consolidated Financial Statements. These data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 31, 2000 and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

     All data, except employee and per share data, are in millions.

                                                 2000      1999      1998     1997(D)     1996
                                                ------    ------    ------    -------    ------
OPERATING RESULTS
Sales.........................................  $645.4    $661.8    $611.6    $567.2     $326.0
Income before extraordinary item..............    77.5      33.4      33.6      17.2       33.1
Net income....................................    77.5      33.4      33.6       8.6       33.1
Basic earnings per share(a):
Income before extraordinary item..............    1.74      0.72      0.69      0.36       0.69
Net income....................................    1.74      0.72      0.69      0.18       0.69
Diluted earnings per share(a):
Income before extraordinary item(b)...........    1.73      0.71      0.68      0.35       0.68
Net income....................................    1.73      0.71      0.68      0.17       0.68
FINANCIAL CONDITION
Property, plant and equipment, net............  $150.2    $205.3    $193.6    $187.1     $137.3
Total assets..................................   603.4     621.9     581.4     586.6      299.8
Total debt....................................   166.8     208.7     207.1     241.5       33.0
Shareholders' equity..........................   303.3     281.9     266.2     236.6      207.8
Total debt as percent of total capital........    35.5%     42.5%     43.8%     50.5%      13.7%
FINANCIAL STATISTICS
Effective income tax rate.....................    23.2%     32.9%     30.0%     34.1%      28.8%
Return on average shareholders' equity(c).....    26.4%     12.2%     13.4%      3.9%      17.4%
OTHER DATA
Operating cash flow...........................  $ 69.8    $ 72.7    $ 68.5    $ 29.3     $ 51.3
Capital expenditures..........................    32.2      31.9      35.7      30.3       27.6
Depreciation and amortization.................    31.9      38.3      32.7      27.1       18.1
Stock dividends...............................    None      None      None        25%        25%
Cash dividends................................    None      None      None      None       None
Number of employees at year end...............   6,000     5,900     4,950     4,800      2,800
Weighted average shares outstanding,
  diluted(a)..................................    44.8      47.2      49.4      49.7       49.0
Shares outstanding(a).........................    42.1      46.7      47.9      48.4       47.5
Book value per share(a).......................  $ 7.20    $ 6.04    $ 5.56    $ 4.89     $ 4.38

---------------
(a) Retroactively adjusted to reflect stock dividends made in 1997 and 1996.

(b) $0.90 in 2000, $0.78 in 1999 and $0.74 in 1997 before non-recurring charges and, in 2000, $2.5 million ($1.7 million after taxes), due to recording Bornemann & Bick's inventories at fair value.

(c) 13.1% in 2000, 13.0% in 1999 and 15.5% in 1997 before, non-recurring charges in 2000 and 1999, extraordinary charges in 1997 and the gain on sale of IIMAK in 2000.

(d) Retroactive effect of change in accounting from LIFO to FIFO for a portion of the inventory.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All amounts in the following discussion are stated in millions, except share and per share data.

OPERATING RESULTS

     The following table shows each element of the income statement as a percent of sales for the years indicated:

                                                              2000     1999     1998
                                                              -----    -----    -----
Sales.......................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   61.1     61.5     61.4
                                                              -----    -----    -----
Gross profit................................................   38.9     38.5     38.6
Selling, general and administrative expense.................   28.3     27.1     27.5
Amortization of intangibles.................................    0.9      0.9      0.9
Integration/restructuring and other costs...................    0.3      0.8       --
                                                              -----    -----    -----
Operating income............................................    9.4      9.7     10.2
Gain on sale of IIMAK.......................................    7.7       --       --
Interest expense, net.......................................    1.5      2.2      2.4
                                                              -----    -----    -----
Income before taxes.........................................   15.6      7.5      7.8
Taxes on income.............................................    3.6      2.5      2.3
                                                              -----    -----    -----
Net income..................................................   12.0%     5.0%     5.5%
                                                              =====    =====    =====

     Sales were $645.4 in 2000 compared with $661.8 in 1999. Sales from Apparel Identification grew 16% from $335.8 in 1999 to $388.4 in 2000. Sales growth was most significant in Asia and in Mexico. On May 18, 2000 the Company acquired the Bornemann & Bick ("B&B") group of companies, with operations in Germany, Hong Kong, China, Turkey, Poland, Spain and India. (See Note 2 and Note 12 of Notes to Consolidated Financial Statements.) The Thermal Transfer Ribbons segment was sold in March 2000. (See Note 3 of Notes to Consolidated Financial Statements.)

     In 1999 sales were $661.8 compared with $611.6 in 1998. By segment, Apparel Identification increased 22% primarily due to the Ferguson acquisition (See Note 2 and Note 12 of Notes to Consolidated Financial Statements), while Labeling Solutions declined 3% due to lower volumes of bar code printers and supplies, and Thermal Transfer Ribbons decreased slightly due to lower average prices. (See Note 12 of Notes to Consolidated Financial Statements.)

     Gross profit in 2000 was $250.8 compared with $254.6 in 1999 and $236.3 in 1998. The gross margin increased slightly in 2000 to 38.9% compared with 38.5% in 1999 and 38.6% in 1998. Gross profit was impacted in 2000 by $2.5 due to the recording of the B&B inventories acquired at fair value. Excluding this impact the gross margin would have been 39.2% in 2000. The gross margin in 1999 was unfavorably impacted by approximately 0.8% by the acquisition of the Ferguson business in the U.K., which required restructuring.

     Selling, general and administrative expense ("SG&A") in 2000 was $182.8 compared with $179.5 in 1999 and $168.3 in 1998. As a percent of sales, SG&A was 28.3% in 2000, 27.1% in 1999 and 27.5% in 1998.

     During 2000, the Company recorded a $1.9 (pre-tax) integration/restructuring and other charge. Of this amount, $0.9 pertained to the integration of certain facilities and severance of personnel in Europe. The remaining $1.0 pertained to the severance of personnel and other costs associated with the discontinuance of supplies manufacturing in Canada, which was announced in December 2000. Of this amount, $0.7 of severance was unpaid at December 31, 2000. During 1999, the Company recorded a $5.0 (pre-tax) integration/restructuring and other charge pertaining to costs of consolidating and streamlining certain U.S. and U.K. facilities, the severance of personnel and other costs. All costs relating to this plan had been paid by December 31, 1999.

     Operating income was $60.4 in 2000, $64.0 in 1999, $62.6 in 1998. As a percent of sales, operating income was 9.4% in 2000, 9.7% in 1999, 10.2% in 1998.

     On March 9, 2000 the Company sold 92.5% of International Imaging Materials, Inc. ("IIMAK"), its thermal transfer ribbons business, for total consideration of $127.5, which included $120.0 in cash and $7.5 of IIMAK preferred stock. The sale resulted in a gain of $50.3 ($40.3 net of taxes).

     Interest expense, net, was $9.8 in 2000, $14.2 in 1999 and $14.6 in 1998. The decrease to $14.2 in 1999 was attributable to lower interest rates on variable rate borrowing in 1999, offset somewhat by the increased cost on fixed rate borrowings under the $150 Senior Notes issued in August 1998. The decrease to $9.8 in 2000 was primarily the result of debt repayments from the proceeds of the sale of the IIMAK business in March 2000.

     The effective tax rate was 23.2% in 2000, 32.9% in 1999 and 30.0% in 1998. The 2000 tax rate reflects the benefit of tax versus book basis on the sale of IIMAK. During 1998 the Company reassessed potential tax liabilities and recorded a $1.3 reduction in the tax provision which reduced the tax rate by 2.8%. The overall effective tax rate is impacted by a number of other factors including different statutory rates on foreign income, particularly in Asia. Special tax abatement incentives for Italian companies acquired in 1994 expired by the end of 1999.

     Net income was $77.5 in 2000, $33.4 in 1999 and $33.6 in 1998. As a percent of sales, net income was 12.0% in 2000, 5.0% in 1999 and 5.5% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The table below presents summary cash flow information for the years indicated:

                                                            2000      1999      1998
                                                           ------    ------    ------
Net cash provided by operating activities................  $ 69.8    $ 72.7    $ 68.5
Net cash provided by (used in) investing activities......    38.1     (46.1)    (26.0)
Net cash (used in) financing activities..................   (94.1)    (12.0)    (39.8)
                                                           ------    ------    ------
          Total change in cash and cash equivalents(a)...  $ 13.8    $ 14.6    $  2.7
                                                           ======    ======    ======

---------------
(a) Before exchange rate effects.

OPERATING ACTIVITIES

     Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $69.8 in 2000 compared with $72.7 in 1999 and $68.5 in 1998, including depreciation and amortization of $31.9 in 2000, $38.3 in 1999 and $32.7 in 1998.

INVESTING ACTIVITIES

     In 2000, capital expenditures were $32.2 compared with $31.9 in 1999 and $35.7 in 1998. All capital projects are carefully analyzed and are required to fit the Company's strategies and generate an advantageous return on capital employed, unless intended to improve safety or permit compliance with environmental regulations.

     On March 9, 2000, the Company sold 92.5% of its IIMAK subsidiary for a total consideration of $127.5, which included $120.0 in cash and $7.5 of IIMAK preferred stock. On May 18, 2000, the Company acquired the Bornemann & Bick ("B&B") group of companies for approximately $52.5. The acquisition has been accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill. The resulting goodwill of $33.0 is being amortized over 25 years. (See Note 2 of Notes to Consolidated Financial Statements.)

     On February 2, 1999, the Company completed the acquisition of the apparel identification business of Ferguson International PLC for approximately $20.5. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill. The resulting goodwill of $5.4 is being amortized over 20 years. (See Note 2 of Notes to Consolidated Financial Statements.)

     The Company is continuing to evaluate complementary businesses and intends to make strategic acquisitions as it may deem appropriate.

MATERIAL COMMITMENTS

     Rental expense for all operating leases amounted to $6.2 in 2000, $6.4 in 1999 and $7.3 in 1998. Minimum rental commitments for all non-cancelable operating leases for the years 2001-2005 are $6.1, $5.5, $2.7, $1.6 and $1.4, respectively. The minimum total rental commitment for all years subsequent to 2005 is $5.5. (See Note 16 of Notes to Consolidated Financial Statements.)

FINANCING ACTIVITIES

     The table below shows the components of total capital for the years indicated:

                                                            2000      1999      1998
                                                           ------    ------    ------
Due to banks.............................................  $  0.9    $ 45.0    $  1.9
Current maturities of long-term debt.....................     0.1       0.3       0.7
Long-term debt...........................................   165.8     163.4     204.5
                                                           ------    ------    ------
Total debt...............................................  $166.8    $208.7    $207.1
Shareholders' equity.....................................   303.3     281.9     266.2
                                                           ------    ------    ------
Total capital............................................  $470.1    $490.6    $473.3
Total debt as a percent of total capital.................    35.5%     42.5%     43.8%
                                                           ======    ======    ======

     Total debt decreased to $166.8 at December 31, 2000 from $208.7 in 1999 and $207.1 in 1998, due to repayments of revolving debt with a portion of the proceeds from the divestiture of IIMAK. At December 31, 2000 total debt as a percent of total capital was 35.5% compared with 42.5% in 1999 and 43.8% in 1998.

     On March 12, 1999, the Company entered into an agreement with a bank under which the bank provides an unsecured, uncommitted short-term facility for the Company to borrow up to $50 at negotiated interest rates for defined periods. The agreement requires the Company to have availability under its revolving credit agreement equal to the amount borrowed under this facility. Average borrowings under the agreement were $9.7 and $50 during 2000 and since inception in 1999 at average interest rate of 6.36% and 5.46%, respectively. There were no borrowings outstanding under this facility at December 31, 2000. There was $45 outstanding under this facility at December 31, 1999, at an interest rate of 7.23%. During January 2001, the amount of this facility was reduced to $5.

     On August 11, 1998, the Company entered into unsecured ten-year $150 Senior Note agreements with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually. The proceeds were used to repay the term loan and a portion of the indebtedness outstanding under the revolving credit facility before it was amended.

OTHER MATTERS

  Stock Repurchase

     On July 30, 1998, the Company announced a stock repurchase plan with an authorization to buy-back $25 of its shares. The Company subsequently increased the program to $40 in February 1999, to $70 in February 2000 and up to $100 in August 2000. Since July 30, 1998 the Company has repurchased 8.3 million common shares at an average price of $9.64 per share for a total of $79.9.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND ON FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 2001. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

ITEM 11:  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 2001.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 2001.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 2001.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) DOCUMENTS

1. FINANCIAL STATEMENTS --
  Report of Independent Public Accountants..................  F-1
  Consolidated Balance Sheets December 31, 2000 and 1999....  F-2
  Consolidated Statements of Income Years ended December 31,
     2000, 1999 and 1998....................................  F-3
  Consolidated Statements of Shareholders' Equity Years
     ended December 31, 2000, 1999 and 1998.................  F-4
  Consolidated Statements of Cash Flows Years ended December
     31, 2000, 1999 and 1998................................  F-5
  Notes to Consolidated Financial Statements................  F-6 to F-19
2. FINANCIAL STATEMENT SCHEDULE --
  Schedule II -- Valuation and Qualifying Account...........  F-20

---------------
NOTES

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

3. EXHIBITS

 3.1   Amended and Restated Certificate of Incorporation.(G)
 3.2   Amendment to Amended and Restated Certificate of
       Incorporation.(M)
 3.3   By-Laws.(A)
 4.1 Warrant Agreement for "A" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997.(J)
 4.2 Odyssey Partners, L.P. Certificate for 1,000,000 Warrants dated March 3, 1997.(J)
 4.3 Warrant Agreement for "B" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997.(J)
 4.4 Odyssey Partners, L.P. Certificate for 200,000 Warrants dated March 3, 1997.(J)
10.2   Employment Agreement, dated as of December 16, 1986, between
       Registrant and Arthur Hershaft.(C)
10.3   Employment Agreement, dated February 13, 1989, between
       Registrant and Victor Hershaft.(D)
10.4   Amendment dated as of October 1, 1998 to the Employment
       Agreement, dated as of February 13, 1989 between Registrant and Victor Hershaft.(Q)
10.5   Employment Agreement dated as of February 28, 2000 between
       Registrant and Paul J. Griswold.(V)
10.6   Change of Control Employment Agreement dated as of April 20,
       1999, between the Registrant and Jack Plaxe.(R)
10.7   Registrant's 1990 Employee Stock Option Plan.(F)
10.8   Registrant's 1997 Incentive Stock Option Plan.(N)
10.9   Registrant's 2000 Long-Term Performance and Incentive
       Plan.(T)
10.10  Deferred Compensation Plan for Directors.(O)

10.11 Omnibus Purchase and Sale Agreement dated June 6, 1995 by and between Pitney Bowes Inc., Monarch Marking Systems,
       Inc., Pitney Bowes Marking Systems Ltd., Pitney Bowes
       International Holdings Inc., Pitney Bowes France S.A. and
       Monarch Acquisition Corp.(H)
10.12 Stock Purchase Agreement dated as of December 20, 1996 between the Registrant and Odyssey Partners, L.P.(I)

10.13  Amendment No. 1 to Stock Purchase Agreement dated as of
       March 3, 1997 between the Registrant and Odyssey Partners,
       L.P.(I)
10.14 Agreement and Plan of Merger dated as of March 3, 1997 by and among the Registrant, Monarch Holdings, Inc., Thomas
       Loemker and John W. Paxton.(J)
10.15 Registration Rights Agreement dated as of March 3, 1997 between the Registrant and Odyssey Partners, L.P.(J)
10.16  Credit Agreement dated March 3, 1997.(K)
10.17 Agreement and Plan of Merger dated as of July 15, 1997, among the Registrant, Ribbon Manufacturing, Inc., and
       International Imaging Materials, Inc.(L)
10.18  Amended and Restated Credit Agreement dated as of August 11,
       1998.(P)
10.19  Note Purchase Agreement dated as of August 4, 1998.(P)
10.20  Uncommitted Credit Facility.(R)
10.21  Omitted Exhibit to Uncommitted Credit Facility.(R)
10.22  Promissory Note from Registrant to Centric Capital
       Corporation.(R)
10.23 Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging
       Material, Inc., Center Capital Investors III, L.P. and
       Related Partnerships.(S)
10.24 Amendment No. 1, dated March 9, 2000 to the Stock Purchase and Recapitalization Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation,
       International Imaging Materials, Inc., Centre Capital
       Investors III, L.P., and related partnerships.(S)
10.25  Commercial Limited Partnership Interest Purchase and
       Assignment Agreement, dated May 18, 2000, among the
       Registrant, Bornemann & Bick GmbH & Co, KG, Gerhard
       Bornemann, and Ulrich Bornemann.(U)
10.26  Sale and Purchase Agreement, dated May 18, 2000, between
       Paxar Far East Limited and Ulrich Wilhelm Helmut
       Bornemann.(U)
21.1   Subsidiaries of Registrant.
23.1   Consent of Arthur Andersen LLP.

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

(U) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated May 18, 2000.

(V) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

     (b) Reports on Form 8-K

        None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Paxar Corporation:

     We have audited the accompanying consolidated balance sheets of Paxar Corporation (a New York corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paxar Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 1 to the financial statements, effective January 1, 2000, the Company has given retroactive effect to the change in accounting for a portion of its inventory from LIFO to FIFO.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 30, 2001

                       PAXAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                               (IN MILLIONS, EXCEPT SHARE
                                                                        AMOUNTS)
ASSETS
Current assets:
Cash and cash equivalents...................................    $  44.3         $  32.2
Receivables, less allowances of $9.6 in 2000 and $8.3 in
  1999......................................................      108.9           121.1
Inventories.................................................       80.2            80.6
Deferred income taxes.......................................        0.3             1.7
Other current assets........................................        9.8            15.9
                                                                -------         -------
          Total current assets..............................      243.5           251.5
                                                                -------         -------
Property, plant and equipment, at cost......................      254.8           344.9
Accumulated depreciation....................................     (104.6)         (139.6)
                                                                -------         -------
Net property, plant and equipment...........................      150.2           205.3
                                                                -------         -------
Goodwill, net...............................................      187.1           157.4
Other assets................................................       22.6             7.7
                                                                -------         -------
                                                                $ 603.4         $ 621.9
                                                                =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks................................................    $   0.9         $  45.0
Current maturities of long-term debt........................        0.1             0.3
Accounts payable and accrued liabilities....................       96.2           104.2
Accrued taxes on income.....................................       22.7             8.4
                                                                -------         -------
          Total current liabilities.........................      119.9           157.9
Long-term debt..............................................      165.8           163.4
Deferred income taxes.......................................        5.5            14.1
Other liabilities...........................................        8.9             4.6
Commitments and contingent liabilities
Shareholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares
  authorized, none issued and outstanding...................         --              --
Common Stock, $0.10 par value, 200,000,000 shares
  authorized, 42,079,920 and 46,756,610 shares issued and
  outstanding in 2000 and 1999, respectively................        4.2             4.7
Paid-in capital.............................................       45.2            93.2
Retained earnings...........................................      271.8           194.3
Accumulated other comprehensive loss........................      (17.9)          (10.3)
                                                                -------         -------
          Total shareholders' equity........................      303.3           281.9
                                                                -------         -------
                                                                $ 603.4         $ 621.9
                                                                =======         =======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               2000      1999      1998
                                                              ------    ------    ------
Sales.......................................................  $645.4    $661.8    $611.6
Cost of sales...............................................   394.6     407.2     375.3
                                                              ------    ------    ------
  Gross profit..............................................   250.8     254.6     236.3
Selling, general and administrative expense.................   182.8     179.5     168.3
Amortization of intangibles.................................     5.7       6.1       5.4
Integration/restructuring and other costs...................     1.9       5.0        --
                                                              ------    ------    ------
  Operating income..........................................    60.4      64.0      62.6
Gain on sale of IIMAK.......................................    50.3        --        --
Interest expense, net.......................................     9.8      14.2      14.6
                                                              ------    ------    ------
Income before taxes.........................................   100.9      49.8      48.0
Taxes on income.............................................    23.4      16.4      14.4
                                                              ------    ------    ------
  Net income................................................  $ 77.5    $ 33.4    $ 33.6
                                                              ======    ======    ======
Basic earnings per common share.............................  $ 1.74    $ 0.72    $ 0.69
                                                              ======    ======    ======
Diluted earnings per common share...........................  $ 1.73    $ 0.71    $ 0.68
                                                              ======    ======    ======
Average common shares outstanding:
  Basic.....................................................    44.5      46.7      48.4
  Diluted...................................................    44.8      47.2      49.4

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN MILLIONS)

                                                                                        ACCUMULATED
                                      COMMON STOCK                                         OTHER
                                     ---------------   PAID-IN   TREASURY   RETAINED   COMPREHENSIVE   COMPREHENSIVE
                                     SHARES   AMOUNT   CAPITAL    STOCK     EARNINGS   INCOME/(LOSS)      INCOME
                                     ------   ------   -------   --------   --------   -------------   -------------
Balance, December 31, 1997.........   48.4    $ 4.8    $109.3     $   --     $127.3       $ (4.8)
Comprehensive income:
Net income.........................     --       --        --         --       33.6           --           $33.6
Other comprehensive income:
Translation adjustments............     --       --        --         --         --          1.4             1.4
                                                                                                           -----
Comprehensive income...............     --       --        --         --         --           --           $35.0
                                                                                                           =====
Shares issued -- various plans.....    1.0      0.1       5.7         --         --           --
Purchase of common shares..........     --       --        --      (13.1)        --
Tax benefit from exercise of Stock
  options..........................     --       --       1.9         --         --           --
                                      ----    -----    ------     ------     ------       ------
Balance, December 31, 1998.........   49.4      4.9     116.9      (13.1)     160.9         (3.4)
Comprehensive income:
Net income.........................     --       --        --         --       33.4           --            33.4
Other comprehensive income (loss):
Translation adjustments............     --       --        --         --         --         (6.9)           (6.9)
                                                                                                           -----
Comprehensive income...............     --       --        --         --         --           --           $26.5
                                                                                                           =====
Shares issued -- various plans.....    0.6      0.1       4.9         --         --           --
Purchase of common shares..........     --       --        --      (15.8)        --           --
Retirement of treasury shares......   (3.3)    (0.3)    (28.6)      28.9         --           --
                                      ----    -----    ------     ------     ------       ------
Balance, December 31, 1999.........   46.7      4.7      93.2         --      194.3        (10.3)
Comprehensive income:
Net income.........................     --       --        --         --       77.5           --            77.5
Other comprehensive income (loss):
Translation adjustments............     --       --        --         --         --         (7.6)           (7.6)
                                                                                                           -----
Comprehensive income...............     --       --        --         --         --           --           $69.9
                                                                                                           =====
Shares issued -- various plans.....    0.4       --       2.5         --         --           --
Purchase of common shares..........     --       --        --      (51.0)        --           --
Retirement of treasury shares......   (5.0)    (0.5)    (50.5)      51.0         --           --
                                      ----    -----    ------     ------     ------       ------
Balance, December 31, 2000.........   42.1    $ 4.2    $ 45.2     $   --     $271.8       $(17.9)
                                      ====    =====    ======     ======     ======       ======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN MILLIONS)

                                                               2000       1999       1998
                                                              -------    -------    -------
OPERATING ACTIVITIES:
  Net income................................................  $  77.5    $  33.4    $  33.6
                                                              -------    -------    -------
Adjustments to reconcile net income to net cash provided by
  operations:
  Depreciation and amortization.............................     31.9       38.3       32.7
  Deferred income taxes.....................................      1.4       (3.2)       2.8
  Gain on sale of IIMAK, net of taxes.......................    (40.3)        --         --
Changes in assets and liabilities, net of businesses
  acquired:
  Receivables...............................................      8.0      (12.2)       0.7
  Inventories...............................................     (2.9)       9.9        0.4
  Other current assets......................................      5.2       (2.1)      (1.7)
  Accounts payable and accrued liabilities..................     (8.1)       7.0        0.8
  Taxes on income...........................................      3.5        2.2         --
  Other.....................................................     (6.4)      (0.6)      (0.8)
                                                              -------    -------    -------
                                                                 (7.7)      39.3       34.9
                                                              -------    -------    -------
  Net cash provided by operating activities.................     69.8       72.7       68.5
                                                              -------    -------    -------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................    (32.2)     (31.9)     (35.7)
  Acquisition related.......................................    (52.5)     (20.5)      11.2
  Proceeds from sale of IIMAK, net..........................    119.8         --         --
  Other.....................................................      3.0        6.3       (1.5)
                                                              -------    -------    -------
  Net cash provided by (used in) investing activities.......     38.1      (46.1)     (26.0)
                                                              -------    -------    -------
FINANCING ACTIVITIES:
  (Decrease)/increase in short-term debt....................    (44.2)      42.5      (27.5)
  Additions to long-term debt...............................    323.5      442.7      458.3
  Reductions in long-term debt..............................   (324.9)    (486.4)    (465.2)
  Exercise of stock options/stock purchase plan.............      2.5        5.0        7.7
  Purchase of common stock..................................    (51.0)     (15.8)     (13.1)
                                                              -------    -------    -------
  Net cash (used in) financing activities...................    (94.1)     (12.0)     (39.8)
                                                              -------    -------    -------
  Effect of exchange rate changes on cash...................     (1.7)      (1.6)       0.6
                                                              -------    -------    -------
  Increase in cash and cash equivalents.....................     12.1       13.0        3.3
  Cash and cash equivalents at beginning of year............     32.2       19.2       15.9
                                                              -------    -------    -------
  Cash and cash equivalents at end of year..................  $  44.3    $  32.2    $  19.2
                                                              =======    =======    =======

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include those of Paxar Corporation (the "Company"), a New York corporation, and its majority-owned subsidiaries. The effects of all significant intercompany transactions have been eliminated.

INVENTORIES:

     Inventories are stated at the lower of cost or market. The value of inventories determined using the last-in, first-out (LIFO) method was $15.0 and $15.3 as of December 31, 2000 and 1999, respectively. The value of all other inventories, determined using the first-in, first-out (FIFO) method, was $65.2 and $65.3 as of December 31, 2000 and 1999, respectively. During 2000, the Company changed its method of determining the cost of inventory for the U.S. Labeling Solutions business unit from LIFO to FIFO. The Company believes the FIFO method results in a closer matching of costs and revenue during periods of declining prices and it is the primary method used in the industry in which this unit operates. This change has been applied by retroactively restating the accompanying consolidated financial statements. The Company recorded the effect of this change in 1997 and accordingly has reduced retained earnings at December 31, 1997 by $7.2.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost and depreciated by the straight-line method over the estimated useful lives of the assets. Upon retirement or other disposition, the cost and accumulated depreciation are removed from the asset and accumulated depreciation accounts, and the net gain or loss is reflected in income. Expenditures for maintenance and repairs are charged against income as incurred. Significant expenditures for improvements and renewals are capitalized.

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

     The SEC issued SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB 101, as amended, in the fourth quarter of 2000 and determined there was no material impact on annual revenue and earnings or the timing of revenue and profit recognition between quarters during the year.

EARNINGS PER COMMON SHARE:

     Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if options and warrants were exercised resulting in the issuance of common stock.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

FINANCIAL INSTRUMENTS:

     All financial instruments of the Company with the exception of hedge agreements are carried at cost, which approximates fair value.

     The Company's policy is to manage exposure to variations in foreign currency rate by entering into hedge agreements when appropriate, specifically nondeliverable and for-delivery contracts. All derivatives have high correlation with the underlying exposure and are highly effective in offsetting underlying currency movements. Accordingly, changes in derivative fair values are expected to be offset by changes in value of the underlying exposures; thus, gains and losses from changes in derivative fair values are deferred. Gains or losses associated with settlement of derivative positions when the underlying transaction occurs are recognized in the income statement or recorded as part of the underlying asset or liability, as appropriate in the circumstances. All derivatives are "off-balance-sheet" and have no carrying value. The fair value of outstanding foreign exchange contracts at December 31, 2000 and December 31, 1999 for delivery of various currencies at various future dates during the next year was $39.6 and $12.7, respectively.

     In June, 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 133 -- "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The Statement as amended by SFAS 137 and 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has determined the impact of adopting SFAS No. 133 will not have a significant impact on the results of operations of the Company.

GOODWILL:

     Goodwill represents the excess of the cost of acquired companies over the sum of identifiable net assets. Goodwill is being amortized on a straight-line basis over periods of up to forty years. Subsequent to acquiring goodwill, the Company evaluates whether events and circumstances, including anticipated future operating results, indicate the remaining carrying value has been impaired. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2000.

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

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

RECLASSIFICATIONS:

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2:  BUSINESS ACQUISITIONS

BORNEMANN & BICK:

     On May 18, 2000, the Company acquired the Bornemann & Bick ("B&B") group of companies for approximately $52.5. The B&B companies manufacture apparel identification products. The acquisition has been accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The preliminary allocation of the $33.0 excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill and is being amortized over 25 years. The fair value of assets acquired and liabilities assumed is as follows:

Current assets..............................................  $ 22.4
Property, plant and equipment...............................    11.1
Other assets................................................     3.4
Goodwill....................................................    33.0
Liabilities.................................................   (17.4)
                                                              ------
Net assets..................................................  $ 52.5
                                                              ======

FERGUSON:

     On February 2, 1999, the Company acquired the apparel identification business of Ferguson International PLC ("Ferguson") for approximately $20.5. The acquisition has been accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The $5.4 excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill and is being amortized over 20 years. The fair value of assets acquired and liabilities assumed is as follows:

Current assets..............................................  $ 15.1
Property, plant and equipment...............................    13.5
Goodwill....................................................     5.4
Current liabilities.........................................   (13.5)
                                                              ------
Net assets..................................................  $ 20.5
                                                              ======

     The operating results of B&B and Ferguson are included in the accompanying consolidated statements of income beginning May 1, 2000 and February 2, 1999, respectively. The following unaudited pro forma results of operations of the Company assumes the acquisitions occurred as of January 1, 1999. These pro forma results do not purport to be indicative of the results of operations, which may result in the future.

YEARS ENDED DECEMBER 31,                                      2000      1999
------------------------                                     ------    ------
  Sales....................................................  $661.6    $718.2
                                                             ------    ------
  Net income...............................................  $ 78.5    $ 38.0
                                                             ======    ======
  Basic earnings per common share..........................  $ 1.76    $ 0.81
                                                             ======    ======
  Diluted earnings per common share........................  $ 1.75    $ 0.80
                                                             ======    ======

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3:  DIVESTITURE

     On March 9, 2000, the Company sold 92.5% of its International Imaging Materials, Inc. ("IIMAK") subsidiary for a total consideration of $127.5, which included $120 in cash and $7.5 of IIMAK preferred stock.

NOTE 4:  INVENTORIES

     The components of inventories are set forth below:

AT DECEMBER 31,                                               2000     1999
---------------                                               -----    -----
  Raw materials.............................................  $35.2    $36.7
  Work-in-Process...........................................    8.7     15.9
  Finished goods............................................   36.3     28.0
                                                              -----    -----
                                                              $80.2    $80.6
                                                              =====    =====

     If all inventories were reported on a FIFO basis, inventories would be approximately $1.9 and $2.0 higher at December 31, 2000 and 1999, respectively.

NOTE 5:  OTHER CURRENT ASSETS

     A summary of other current assets is set forth below:

AT DECEMBER 31,                                               2000    1999
---------------                                               ----    -----
  Loan to officer...........................................  $ --    $ 0.3
  Prepayments...............................................   4.2      5.3
  Other.....................................................   5.6     10.3
                                                              ----    -----
                                                              $9.8    $15.9
                                                              ====    =====

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment is set forth below:

AT DECEMBER 31,                                             2000       1999
---------------                                            -------    -------
  Machinery and equipment................................  $ 190.2    $ 261.9
  Buildings and building improvements....................     58.7       76.2
  Land...................................................      5.9        6.8
                                                           -------    -------
                                                             254.8      344.9
  Accumulated depreciation...............................   (104.6)    (139.6)
                                                           -------    -------
                                                           $ 150.2    $ 205.3

                                                              YEARS
                                                             --------
Estimated useful lives are principally:
Buildings..................................................  40 to 50
Building and leasehold improvements........................   5 to 8
Machinery and equipment....................................  5 to 10

     Depreciation expense was $ 26.2 in 2000, $32.2 in 1999 and $27.3 in 1998.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 7:  DUE TO BANKS

     A summary of amounts due to banks is set forth below:

AT DECEMBER 31                                                2000    1999
--------------                                                ----    -----
Bank overdrafts.............................................  $0.9    $  --
                                                              ----    -----
Uncommitted Credit Facility.................................    --     45.0
                                                              ----    -----
                                                              $0.9    $45.0
                                                              ====    =====

     On March 12, 1999, the Company entered into an agreement with a bank under which the bank provides an unsecured, uncommitted short-term facility for the Company to borrow up to $50 at negotiated interest rates for defined periods. The agreement requires the Company to have availability under its revolving credit agreement equal to the amount borrowed under this facility. Average borrowings under the agreement were $9.7 and $50 during 2000 and since inception in 1999, respectively, at average interest rates of 6.36% and 5.46%, respectively. There were no borrowings outstanding under this facility at December 31, 2000. At December 31, 1999, there was $45 outstanding at an interest rate 7.23%. During January 2001, the amount of this facility was reduced to $5.

NOTE 8:  LONG TERM DEBT

     A summary of long-term debt is set forth below:

AT DECEMBER 31                                                2000      1999
--------------                                               ------    ------
6.74% Senior Notes.........................................  $150.0    $150.0
Unsecured bank credit facility.............................      --        --
Economic Development Revenue Bonds due 2011 and 2019.......    13.0      13.0
Other......................................................     2.9       0.7
                                                             ------    ------
                                                              165.9     163.7
Less current maturities....................................     0.1       0.3
                                                             ------    ------
                                                             $165.8    $163.4
                                                             ======    ======

     Maturities of long-term debt for the five years subsequent to December 31, 2000 are $0.1, $0.3, $0.3, $0.2 and $0.1.

     On August 11, 1998, the Company entered into unsecured ten-year $150 Senior Note agreements with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually. The proceeds were used to repay the term loan and a portion of the indebtedness outstanding under the Company's revolving credit facility before it was amended. The Notes contain covenants requiring the Company, among other things, to maintain a minimum net worth. The Company was in compliance with all covenants as of December 31, 2000 and 1999, respectively.

     On March 3, 1997, the Company entered into an unsecured six-year, $280 credit agreement ($140 term loan, $140 revolving credit facility) with Fleet Bank, N.A. and other participating banks. On August 11, 1998, the Company and the banks amended and restated the credit agreement to provide a $200 unsecured revolving credit facility for five years from the date of the amendment. Under the agreement, the Company pays a facility fee determined by reference to certain financial ratios (0.10% at December 31, 2000.)

     Borrowings under the agreement bear interest at rates referenced to the London Interbank Offered Rate (LIBOR) with applicable margins varying in accordance with the Company's attainment of specified financial thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

Rate, as defined (9.5% and 8.5% at December 31, 2000 and 1999, respectively), and are guaranteed by certain domestic subsidiaries of the Company.

     The agreement contains covenants requiring the Company, among other things, to maintain certain financial ratios and minimum net worth. The Company was in compliance with all covenants as of December 31, 2000 and 1999.

     Average borrowings under the agreement during 2000 and 1999 were $0.7 and $50.4, at average interest rates of 6.55% and 5.62%, respectively. There were no borrowings outstanding under the agreement at December 31, 2000 and 1999.

     Economic Development Revenue Bond financed facilities have been accounted for as plant and equipment, and the related bonds are recorded as long-term debt. The variable rate bonds for the years ended December 31, 2000 and 1999 had a weighted average interest rate of 5.1% and 3.4%, respectively.

     Interest expense was $12.0 in 2000, $16.0 in 1999 and $20.0 in 1998.

NOTE 9:  INCOME TAXES

     The provision for income taxes contains the following:

AT DECEMBER 31,                                               2000     1999     1998
---------------                                               -----    -----    -----
Federal
  Current...................................................  $11.6    $13.6    $ 8.0
  Deferred..................................................    1.1     (2.9)     0.4
Foreign
  Current...................................................    9.9      4.4      1.8
  Deferred..................................................    0.3     (0.3)     2.4
State.......................................................    0.5      1.6      1.8
                                                              -----    -----    -----
                                                              $23.4    $16.4    $14.4

     Temporary differences that comprise the net deferred tax liability are as follows:

AT DECEMBER 31,                                             2000      1999      1998
---------------                                            ------    ------    ------
Deferred tax assets:
Alternative minimum and investment tax credit
  carry-forwards.........................................  $   --    $  4.5    $  4.4
Other accrued liabilities and allowances.................     8.4       8.4       6.1
Other....................................................     4.0       4.2       2.5
                                                           ------    ------    ------
          Total gross deferred tax asset.................    12.4      17.1      13.0
Valuation allowance......................................    (0.4)     (0.7)     (0.5)
                                                           ------    ------    ------
Net deferred tax asset...................................    12.0      16.4      12.5
Deferred tax liability:
Depreciation and other property basis differences........   (11.9)    (28.4)    (30.0)
Other....................................................    (5.3)     (5.0)     (2.6)
                                                           ------    ------    ------
Net deferred tax liability...............................  $ (5.2)   $(17.0)   $(20.1)
                                                           ======    ======    ======

     The valuation allowances relate to certain tax credits carried forward subject to limitation for tax purposes.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     An analysis of the differences between the federal statutory income tax rate and the effective tax rate is set forth below:

YEARS ENDED DECEMBER 31,                                      2000     1999     1998
------------------------                                      -----    -----    -----
Federal statutory tax rate..................................   35.0%    35.0%    35.0%
State income tax, net of federal income tax benefit.........    0.3      2.0      2.4
Foreign taxes less than federal rate........................   (7.3)    (6.9)    (7.6)
Book vs. tax basis difference on sale of subsidiary.........   (7.7)      --       --
Reserves no longer required.................................     --       --     (2.8)
All other, net..............................................    2.9      2.8      3.0
                                                              -----    -----    -----
                                                               23.2%    32.9%    30.0%
                                                              =====    =====    =====

     During 1998, the Company reviewed the status of ongoing tax examinations and adjusted the tax reserves to conform to the status of those examinations. The Company's Collitex and Orvac subsidiaries benefited from tax incentives in Italy, which significantly reduced the Company's effective tax rate. These incentives expired at the end of 1999. During 2000, the Company sold its interest in IIMAK and recorded a tax provision on the sale that reflected a higher tax basis than book basis.

     United States income taxes have not been provided on undistributed foreign earnings of $101 since the Company intends to permanently reinvest such earnings in expanding foreign operations. The unrecognized U.S. tax liability on the undistributed earnings was approximately $23 at December 31, 2000. Total foreign based pre-tax income was approximately $46, $25, and $23 for 2000, 1999, and 1998, respectively.

NOTE 10:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     A summary of accounts payable and accrued liabilities is set forth below:

AT DECEMBER 31,                                               2000      1999
---------------                                               -----    ------
Accounts payable............................................  $34.2    $ 45.1
Accrued payroll costs.......................................   20.9      17.9
Other accrued liabilities...................................   41.1      41.2
                                                              -----    ------
                                                              $96.2    $104.2
                                                              =====    ======

NOTE 11:  EMPLOYEE SAVINGS PLANS

     The Company maintains three voluntary employee savings plans adopted pursuant to Section 401(k) of the Internal Revenue Code. The Company's contribution under the Plans was $2.6, $3.6, and $3.6 during 2000, 1999 and 1998, respectively.

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

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     The Apparel Identification segment concentrates exclusively on labels and tags for retail apparel. It manufactures and markets bar code systems and fabric label systems that combine data distribution software, electronic printers and related supplies to give domestic and offshore customers in-plant label printing capabilities. It also produces and markets woven and printed labels and tags, for subsequent application to garments during their manufacture.

     The Labeling Solutions' segment focuses on price, promotion and tracking label applications for retail stores, discount stores, distribution centers, and other, smaller, market niches. The Company manufactures labeling equipment and supplies and provides service for the equipment. Labeling Solutions also offers customers consultative systems integration, delivering function-specific packages of hardware and software for in-store, warehouse and remote-transmission applications.

     The Company's Thermal Transfer Ribbons were used in bar code printers to print single-color and multi-color tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, retail price tag, packaging and medical applications. (See Note 3: Divestiture.)

     The following table shows the financial information of the Company's business segments.

YEARS ENDED DECEMBER 31,                                    2000      1999      1998
------------------------                                   ------    ------    ------
Sales to unaffiliated customers:
Apparel Identification...................................  $388.4    $335.8    $275.8
Labeling Solutions.......................................   243.2     245.2     253.0
Thermal Transfer Ribbons.................................    13.8      80.8      82.8
                                                           ------    ------    ------
          Total..........................................  $645.4    $661.8    $611.6
                                                           ======    ======    ======
Inter-segment sales:
Thermal Transfer Ribbons.................................  $  2.1    $ 13.9    $ 11.8
                                                           ======    ======    ======
Segment operating income:
Apparel Identification...................................  $ 52.9    $ 41.8    $ 38.3
Labeling Solutions.......................................    26.7      30.3      30.4
Thermal Transfer Ribbons.................................     2.1      11.6       7.5
                                                           ------    ------    ------
                                                             81.7      83.7      76.2
Corporate................................................   (13.7)     (9.6)     (9.5)
Restructuring, acquisition related, and other costs......    (1.9)     (5.0)       --
Amortization of goodwill.................................    (5.7)     (5.1)     (4.1)
                                                           ------    ------    ------
          Total..........................................  $ 60.4    $ 64.0    $ 62.6
                                                           ======    ======    ======
Depreciation and amortization expense:
Apparel Identification...................................  $ 14.9    $ 13.3    $ 10.5
Labeling Solutions.......................................     9.2       8.9       9.2
Thermal Transfer Ribbons.................................     1.3       9.0       9.0
Corporate................................................     6.5       7.1       4.0
                                                           ------    ------    ------
          Total..........................................  $ 31.9    $ 38.3    $ 32.7
                                                           ======    ======    ======

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

  Geographic Information:

                YEARS ENDED DECEMBER 31,                    2000      1999      1998
                ------------------------                   ------    ------    ------
Sales to unaffiliated customers:
North America:
  United States..........................................  $322.5    $391.3    $403.9
  Canada.................................................    15.5      15.8      16.7
  Mexico.................................................    16.4      12.8      12.0
                                                           ------    ------    ------
          Total North America............................   354.4     419.9     432.6
Asia.....................................................   111.1      78.4      51.8
Europe...................................................   162.3     150.3     113.1
Other....................................................    17.6      13.2      14.1
                                                           ------    ------    ------
          Total..........................................  $645.4    $661.8    $611.6
                                                           ======    ======    ======
Long lived assets:
North America:
  United States..........................................  $168.2    $250.2    $256.5
  Canada.................................................     4.7       4.8       4.8
  Mexico.................................................    11.4      10.9      10.7
                                                           ------    ------    ------
          Total North America............................   184.3     265.9     272.0
Asia.....................................................    43.3      21.7      16.9
Europe...................................................   104.7      70.4      57.0
Other....................................................     5.0       4.7       5.5
                                                           ------    ------    ------
          Total..........................................  $337.3    $362.7    $351.4
                                                           ======    ======    ======
Assets:
North America:
  United States..........................................  $188.6    $314.3    $383.6
  Canada.................................................     5.9       6.9       5.4
  Mexico.................................................    15.3      14.2      13.4
                                                           ------    ------    ------
          Total North America............................   209.8     335.4     402.4
Asia.....................................................   155.3     103.5      57.5
Europe...................................................   222.8     172.3     114.4
Other....................................................    15.5      10.7       7.1
                                                           ------    ------    ------
          Total..........................................  $603.4    $621.9    $581.4
                                                           ======    ======    ======
Capital Expenditures:
North America............................................  $ 14.1    $ 20.0    $ 24.5
Asia.....................................................     8.6       2.8       1.9
Europe...................................................     8.6       8.7       8.5
Other....................................................     0.9       0.4       0.8
                                                           ------    ------    ------
          Total..........................................  $ 32.2    $ 31.9    $ 35.7
                                                           ======    ======    ======

     No one customer accounted for more than 10% of the Company's revenues in 2000, 1999 or 1998.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13:  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes is set forth below:

YEARS ENDED DECEMBER 31,                                      2000    1999     1998
------------------------                                      ----    -----    -----
  Interest..................................................  $9.3    $14.9    $10.7
  Income Taxes..............................................  $7.7    $ 8.6    $12.8

NOTE 14:  SHAREHOLDERS' EQUITY

     The Company has various stock-based compensation plans including stock options and an Employee Stock Purchase Plan.

     On April 25, 1997, the Company's shareholders approved the 1997 Incentive Stock Option Plan under which shares of common stock are reserved for issuance upon the exercise of options to be granted to key employees and directors. On October 28, 1997, the Company's shareholders approved an increase in the number of shares of common stock reserved for issuance under the 1997 Employee Stock Option Plan from 1,875,000 shares to 5,000,000 shares of common stock. On May 4, 2000, the Company's shareholders approved the 2000 Long Term Performance and Incentive Plan under which shares previously authorized and available for issue under the 1997 stock option plan shall be available for issue under this plan. Under these plans 4,793,145 are reserved for issuance upon the exercise of options granted to key employees and directors. In addition, the 1990 Employee Stock Option Plan approved by the Company's shareholders on April 24, 1990 has 988,845 shares of common stock, as adjusted for subsequent stock dividends, reserved for issuance upon the exercise of options granted to key employees and directors.

     The plans provide for issuance in the form of incentive stock options, non-qualified stock options and stock appreciation rights, which may be granted in tandem with non-qualified stock options. The option price per share of incentive stock options cannot be less than 100% of the market value at the date of grant. The option price per share of non-qualified stock options and stock appreciation rights are determined by the Board of Directors at its sole discretion.

     The options vest over periods of up to four years. Options granted prior to 1994 are exercisable for five years, and those granted subsequently are exercisable for a period of ten years.

     The following is a summary of outstanding stock options:

                                                     NUMBER        WEIGHTED AVERAGE
                                                    OF SHARES       EXERCISE PRICE
                                                  -------------    ----------------
                                                  (IN MILLIONS)
1998
  Outstanding at beginning of year..............       4.2              $ 9.79
  Granted.......................................       1.0              $13.41
  Exercised.....................................      (0.7)             $ 3.99
                                                      ----
  Outstanding at end of year....................       4.5              $11.41
1999
  Granted.......................................       0.6              $ 9.18
  Exercised.....................................      (0.4)             $ 7.07
  Canceled/forfeited............................      (1.1)             $12.60
                                                      ----
  Outstanding at end of year....................       3.6              $11.22

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                     NUMBER        WEIGHTED AVERAGE
                                                    OF SHARES       EXERCISE PRICE
                                                  -------------    ----------------
                                                  (IN MILLIONS)
2000
  Granted.......................................       1.0              $ 8.94
  Exercised.....................................      (0.2)             $ 5.21
  Canceled/forfeited............................      (0.4)             $12.94
                                                      ----
  Outstanding at end of year....................       4.0              $10.79
                                                      ====

     The following table summarizes information about stock options outstanding as of December 31, 2000:

                                                                        WEIGHTED AVERAGE
                                                     WEIGHTED AVERAGE      REMAINING
    RANGE OF EXERCISE PRICES   OPTIONS OUTSTANDING    EXERCISE PRICE    CONTRACTUAL LIFE
    ------------------------   -------------------   ----------------   ----------------
                                  (IN MILLIONS)
    Options Outstanding
      $1.00 - $6.00                    0.4                $ 4.33              4.0
      $6.00 - $10.75                   1.9                $ 8.95              7.7
      $10.75 - $17.92                  1.7                $14.24              5.4
                                       ---
                                       4.0                $10.79              6.4
                                       ===
    Options Exercisable
      $1.00 - $6.00                    0.3                $ 5.02
      $6.00 - $10.75                   0.7                $ 8.32
      $10.75 - $17.92                  1.4                $14.12
                                       ---
                                       2.4                $11.35
                                       ===

     The Company accounts for stock options under Accounting Principles Board Opinion No. 25, pursuant to which no compensation cost has been recognized for the options granted. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123:

YEARS ENDED DECEMBER 31,                                      2000     1999     1998
------------------------                                      -----    -----    -----
Net income:
As reported.................................................  $77.5    $33.4    $33.6
Pro forma...................................................  $75.5    $32.5    $31.7
Basic earnings per share:
As reported.................................................  $1.74    $0.72    $0.69
Pro forma...................................................  $1.70    $0.70    $0.65
Diluted earnings per share:
As reported.................................................  $1.73    $0.71    $0.68
Pro forma...................................................  $1.69    $0.69    $0.64

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:

                                                              2000    1999    1998
                                                              ----    ----    ----
Risk-free interest rate.....................................   5.5%    6.5%    5.0%
Expected years until exercise...............................   7.0     7.0     7.2
Expected stock volatility...................................  37.7%   38.1%   35.5%

EMPLOYEE STOCK PURCHASE PLAN:

     The Company maintains an Employee Stock Purchase Plan, which allows employees to purchase a certain amount of stock at a discount of 20% to the market price. On May 4, 2000, the Company's shareholders authorized an additional 1,000,000 shares of common stock to be issued under the plan. The Company may sell up to 1,818,847 shares under this plan and, as of December 31, 2000, 936,464 shares were available for future purchases. The average fair value of shares sold in 2000 was $8.83. The total number of shares issued under this plan was 151,421, in 2000, 213,132, in 1999 and 232,602, 1998. Total
compensation expense recognized for stock-based compensation for 2000, 1999, and 1998 was $0.3, $0.4, and $0.5, respectively.

WARRANTS:

     Exercise prices of outstanding warrants at December 31, 2000 were as follows:

                                                                2000
                                                              ---------
Warrants outstanding and exercisable at $14.00..............  1,250,000
Warrants outstanding and exercisable at $17.50..............    250,000
                                                              ---------
Total.......................................................  1,500,000

STOCK, REPURCHASE PLAN:

     On July 30, 1998, the Company announced a plan to purchase, from time to time, up to $25 of the Company's common stock as conditions warrant. On February 12, 1999, the Company announced it had increased the stock repurchase plan from the initial $25 to $40. The Company subsequently increased the program to $70 in February 2000 and up to $100 in August 2000. Since July 30, 1998, the Company repurchased 8.3 million common shares at an average price of $9.64 per share, for a total of $79.9.

NOTE 15:  EARNINGS PER COMMON SHARE

     The reconciliation of basic and diluted per-share computation is as follows:

YEARS ENDED DECEMBER 31,                                      2000    1999    1998
------------------------                                      ----    ----    ----
Average common shares (basic)...............................  44.5    46.7    48.4
Options and warrants........................................   0.3     0.5     1.0
                                                              ----    ----    ----
Adjusted average common shares (diluted)....................  44.8    47.2    49.4
                                                              ====    ====    ====

NOTE 16:  COMMITMENTS AND CONTINGENT LIABILITIES

     A manufacturing facility in Sayre, Pennsylvania, owned beneficially by principal shareholders of the Company, was leased at an annual rental of $0.1 through 2000.

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     Total rental expense for all operating leases amounted to $6.2 in 2000, $6.4 in 1999, and $7.3 in 1998. Minimum rental commitments for all non-cancelable operating leases for the years 2001-2005 are $6.1, $5.5, $2.7, $1.6 and $1.4, respectively. The minimum total rental commitment for all years subsequent to 2005 is $5.5.

     The Company accrues severance expense for employees of its Italian subsidiaries, as required by Italian statute, and these amounts are included in "Other liabilities" in the accompanying consolidated financial statements.

     The Company has been named a potentially responsible party relating to contamination that occurred at certain super-fund sites. Management does not expect the ultimate outcome of settling these contingencies to be material.

     In the ordinary course of business, the Company and its subsidiaries are involved in certain disputes and litigation, none of which will, in the opinion of management, have a material adverse effect on the Company's financial position or results of operations.

NOTE 17:  INTEGRATION/RESTRUCTURING AND OTHER COSTS

     During 1999, the Company recorded a $5.0 (pre-tax) integration/restructuring and other charge pertaining to costs of consolidating and streamlining certain U.S. and U.K. facilities and the severance for 20 managerial and administrative personnel and 90 manufacturing positions.

                                         BEGINNING BALANCE                             ENDING BALANCE
                                          JANUARY 1, 1999     EXPENSES    PAYMENTS    DECEMBER 31, 1999
                                         -----------------    --------    --------    -----------------
Severance..............................        $ --             $3.5        $3.5            $ --
Other costs............................          --              1.5         1.5              --
                                               ----             ----        ----            ----
                                               $ --             $5.0        $5.0            $ --
                                               ====             ====        ====            ====

     During 2000, the Company recorded a $1.9 (pre-tax) integration/restructuring and other charge. Of this amount, $0.9 pertained to the integration of certain facilities and severance for 6 selling and administrative personnel and 42 manufacturing positions in Europe. The remaining $1.0 pertained to severance for 9 selling and administrative personnel and 30 manufacturing positions and other costs associated with the discontinuance of supplies manufacturing in Canada, which was announced in December 2000. Of this amount, $0.7 of severance was unpaid at December 31, 2000, to be paid during 2001.

                                         BEGINNING BALANCE                             ENDING BALANCE
                                          JANUARY 1, 2000     EXPENSES    PAYMENTS    DECEMBER 31, 2000
                                         -----------------    --------    --------    -----------------
Severance..............................        $ --             $1.7        $1.0            $0.7
Other costs............................          --              0.2         0.2              --
                                               ----             ----        ----            ----
                                               $ --             $1.9        $1.2            $0.7
                                               ====             ====        ====            ====

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 18:  CONDENSED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                        -------------    --------------    -------------    --------------
2000
Sales.................................     $160.2            $167.7           $158.4            $159.1
Operating income......................       15.3              16.6             15.5              13.0
Net income(a).........................       48.6               9.8              9.7               9.4
Basic earnings per common share:
Net income(a).........................       1.04              0.22             0.22              0.22
Diluted earnings per common share:
Net income(a).........................       1.03              0.21             0.22              0.22
1999
Sales.................................     $154.2            $167.6           $166.6            $173.4
Operating income......................        9.0              18.0             18.7              18.3
Net income............................        3.4               9.2              9.8              11.0
Basic earnings per common share:
Net income............................       0.07              0.20             0.21              0.24
Diluted earnings per common share:
Net income............................       0.07              0.20             0.21              0.24

---------------
(a) First quarter 2000 includes $40.3 after tax gain on the sale of IIMAK.

                       PAXAR CORPORATION AND SUBSIDIARIES

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN MILLIONS)

                                                    ADDITIONS
                                                     CHARGED
                                     BALANCE AT     TO COSTS
                                    BEGINNING OF       AND                                    BALANCE AT
DESCRIPTION                             YEAR        EXPENSES     OTHER(1)    DEDUCTIONS(2)    END OF YEAR
-----------                         ------------    ---------    --------    -------------    -----------
Year ended December 31, 2000
  Allowance for doubtful
     accounts.....................      $8.3          $4.1        $(0.2)         $2.6            $9.6
Year ended December 31, 1999
  Allowance for doubtful
     accounts.....................      $5.0          $4.7        $ 0.8          $2.2            $8.3
Year ended December 31, 1998
  Allowance for doubtful
     account......................      $4.4          $1.8           --          $1.2            $5.0

---------------
(1) Allowance related to acquisitions and divestiture.

(2) Write-off of uncollectible accounts, net of recoveries and other.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Paxar Corporation

                                          By: /s/ JACK PLAXE
                                            ------------------------------------
                                            Jack Plaxe
                                            Senior Vice President and Chief
                                              Financial Officer

Dated: March 26, 2001

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ ARTHUR HERSHAFT
    --------------------------------------------------------
    Arthur Hershaft
    Chairman of the Board of Directors
    and Chief Executive Officer
    (Principal Executive Officer)
    Dated: March 26, 2001

By: /s/ VICTOR HERSHAFT
    --------------------------------------------------------
    Victor Hershaft
    Vice Chairman
    Director
    Dated: March 26, 2001

By: /s/ PAUL J. GRISWOLD
    --------------------------------------------------------
    Paul J. Griswold
    President and Chief Operating Officer
    Director
    Dated: March 26, 2001

By: /s/ JACK BECKER
    --------------------------------------------------------
    Jack Becker
    Director
    Dated: March 26, 2001

By: /s/ LEO BENATAR
    --------------------------------------------------------
    Leo Benatar
    Director
    Dated: March 26, 2001

By: /s/ DAVID L. KOLB
    --------------------------------------------------------
    David L. Kolb
    Director
    Dated: March 26, 2001

By: /s/ THOMAS R. LOEMKER
    --------------------------------------------------------
    Thomas R. Loemker
    Director
    Dated: March 26, 2001

By: /s/ JAMES C. MCGRODDY
    --------------------------------------------------------
    James C. McGroddy
    Director
    Dated: March 26, 2001

By: /s/ DAVID E. MCKINNEY
    --------------------------------------------------------
    David E. McKinney
    Director
    Dated: March 26, 2001

By: /s/ JACK PLAXE
    --------------------------------------------------------
    Jack Plaxe
    Senior Vice President
    Chief Financial Officer
    (Principal Financial Officer)
    Dated: March 26, 2001

                                 EXHIBIT INDEX

 3.1    Amended and Restated Certificate of Incorporation.(G)
 3.2    Amendment to Amended and Restated Certificate of
        Incorporation.(M)
 3.3    By-Laws(A)
 4.1 Warrant Agreement for "A" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997.(J)
 4.2 Odyssey Partners, L.P. Certificate for 1,000,000 Warrants dated March 3, 1997.(J)
 4.3 Warrant Agreement for "B" Warrants between the Registrant and Odyssey Partners, L.P. dated March 3, 1997.(J)
 4.4 Odyssey Partners, L.P. Certificate for 200,000 Warrants dated March 3, 1997.(J)
10.2    Employment Agreement, dated as of December 16, 1986, between
        Registrant and Arthur Hershaft.(C)
10.3    Employment Agreement, dated February 13, 1989, between
        Registrant and Victor Hershaft.(D)
10.4    Amendment dated as of October 1, 1998 to the Employment
        Agreement, dated as of February 13, 1989 between Registrant and Victor Hershaft.(Q)
10.5    Employment Agreement dated as of February 28, 2000 between
        Registrant and Paul J. Griswold.(V)
10.6    Change of Control Employment Agreement dated as of April 20,
        1999, between the Registrant and Jack Plaxe.(R)
10.7    Registrant's 1990 Employee Stock Option Plan.(F)
10.8    Registrant's 1997 Incentive Stock Option Plan.(N)
10.9    Registrant's 2000 Long-Term Performance and Incentive
        Plan.(T)
10.10   Deferred Compensation Plan for Directors.(O)
10.11 Omnibus Purchase and Sale Agreement dated June 6, 1995 by and between Pitney Bowes Inc., Monarch Marking Systems,
        Inc., Pitney Bowes Marking Systems Ltd., Pitney Bowes
        International Holdings Inc., Pitney Bowes France S.A. and
        Monarch Acquisition Corp.(H)
10.12 Stock Purchase Agreement dated as of December 20, 1996 between the Registrant and Odyssey Partners, L.P.(I)
10.13   Amendment No. 1 to Stock Purchase Agreement dated as of
        March 3, 1997 between the Registrant and Odyssey Partners,
        L.P.(I)
10.14 Agreement and Plan of Merger dated as of March 3, 1997 by and among the Registrant, Monarch Holdings, Inc., Thomas
        Loemker and John W. Paxton.(J)
10.15 Registration Rights Agreement dated as of March 3, 1997 between the Registrant and Odyssey Partners, L.P.(J)
10.16   Credit Agreement dated March 3, 1997.(K)
10.17 Agreement and Plan of Merger dated as of July 15, 1997, among the Registrant, Ribbon Manufacturing, Inc., and
        International Imaging Materials, Inc.(L)
10.18   Amended and Restated Credit Agreement dated as of August 11,
        1998.(P)
10.19   Note Purchase Agreement dated as of August 4, 1998.(P)
10.20   Uncommitted Credit Facility.(R)
10.21   Omitted Exhibit to Uncommitted Credit Facility.(R)
10.22   Promissory Note from Registrant to Centric Capital
        Corporation.(R)
10.23 Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging
        Material, Inc., Center Capital Investors III, L.P. and
        Related Partnerships.(S)
10.24 Amendment No. 1, dated March 9, 2000 to the Stock Purchase and Recapitalization Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation,
        International Imaging Materials, Inc., Centre Capital
        Investors III, L.P., and related partnerships.(S)

10.25   Commercial Limited Partnership Interest Purchase and
        Assignment Agreement, dated May 18, 2000, among the
        Registrant, Bornemann & Bick GmbH & Co, KG, Gerhard
        Bornemann, and Ulrich Borneman.(U)
10.26   Sale and Purchase Agreement, dated May 18, 2000, between
        Paxar Far East Limited and Ulrich Wilhelm Helmut
        Bornemann.(U)
21.1    Subsidiaries of Registrant.
23.1    Consent of Arthur Andersen LLP.

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

(U) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated May 18, 2000.

(V) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.