Form 10-Q
period 2001-03-31
PAXAR CORP
filed 2001-05-15
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                  ---------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (May 9, 2001)

                Common Stock, $0.10 par value: 42,288,611 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
The financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

In the opinion of the Company, all adjustments, consisting only of normal recurring accruals and adjustments necessary to present fairly the financial information contained herein, have been included.

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31
                                                     2001           2000
                                                     ----           ----
Sales                                              $ 155.3        $ 160.2

Cost of sales                                         96.5           99.1
                                                   -------        -------

       Gross profit                                   58.8           61.1

Selling, general and administrative expense           44.9           44.5

Amortization of goodwill                               1.5            1.3
                                                   -------        -------

     Operating income                                 12.4           15.3

Gain on sale of IIMAK                                   --           50.3

Interest expense, net                                  2.4            2.9
                                                   -------        -------

     Income before taxes                              10.0           62.7

Taxes on income                                        2.8           14.1
                                                   -------        -------

Net income                                         $   7.2        $  48.6
                                                   =======        =======

Basic earnings per common share
   Net income                                      $  0.17        $  1.04
                                                   =======        =======

Diluted earnings per common share
   Net income                                      $  0.17        $  1.03
                                                   =======        =======

Average common shares outstanding:
  Basic                                               42.1           46.7
                                                   =======        =======
  Diluted                                             42.6           47.0
                                                   =======        =======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                     MARCH 31,    DECEMBER 31,
                                                                       2001           2000
                                                                     ---------    ------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                             $ 46.7         $ 44.3
Receivables, less allowances of $9.1 in 2001 and $9.6 in 2000          105.6          108.9
Inventories                                                             76.6           80.2
Other current assets                                                    19.9           10.1
                                                                      ------         ------
          Total current assets                                         248.8          243.5
Property, plant and equipment, at cost                                 252.3          254.8
Accumulated depreciation                                              (107.0)        (104.6)
                                                                      ------         ------
          Net property, plant and equipment                            145.3          150.2
Goodwill                                                               182.6          187.1
Other assets                                                            23.3           22.6
                                                                      ------         ------
                                                                      $600.0         $603.4
                                                                      ======         ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                          $  1.0         $  0.9
Current maturities of long-term debt                                     0.3            0.1
Accounts payable and accrued liabilities                                88.8           96.2
Accrued taxes on income                                                 24.2           22.7
                                                                      ------         ------
          Total current liabilities                                    114.3          119.9
Long-term debt                                                         165.3          165.8
Deferred income taxes                                                    5.3            5.5
Other liabilities                                                        8.2            8.9
Shareholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
  None issued and outstanding                                             --             --
Common Stock, $0.10 par value, 200,000,000 shares authorized;
   Shares issued and outstanding  42,216,740 and 42,079,920 in
    2001 and 2000, respectively                                          4.3            4.2
Paid-in capital                                                         46.2           45.2
Retained earnings                                                      279.0          271.8
Accumulated other comprehensive loss                                   (22.6)         (17.9)
                                                                      ------         ------
          Total shareholders' equity                                   306.9          303.3
                                                                      ------         ------
                                                                      $600.0         $603.4
                                                                      ======         ======

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED

                                                                           MARCH 31, 2001  MARCH 31, 2000
                                                                           --------------  --------------
OPERATING ACTIVITIES:
Net income                                                                     $  7.2          $ 48.6
                                                                               ------          ------

Adjustments to reconcile net income to net cash provided by (used in)
  operations:
    Depreciation and amortization                                                 9.7             9.2
    Deferred income taxes                                                        (0.1)           (0.9)
    Gain on sale of IIMAK, net of tax                                              --           (40.3)
Changes in assets and  liabilities, net of  businesses acquired and divested:
    Receivables                                                                   3.4             3.0
    Inventories                                                                   3.5            (1.5)
    Other current assets                                                        (10.0)            0.1
    Accounts payable and accrued liabilities                                    (11.4)          (15.1)
    Taxes on income                                                               1.5             3.6
    Other                                                                        (0.8)           (0.1)
                                                                               ------          ------
                                                                                 (4.2)          (42.0)
                                                                               ------          ------
    Net cash provided by operating activities                                     3.0             6.6
                                                                               ------          ------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                       (4.8)           (5.1)
Acquisition related, divestiture                                                  1.3           120.0
Other                                                                             2.6             0.9
                                                                               ------          ------
    Net cash (used in) provided by investing activities                          (0.9)          115.8
                                                                               ------          ------

FINANCING ACTIVITIES:
Increase/(decrease) in short-term debt                                            0.3           (45.1)
Additions to long-term debt                                                        --            22.1
Reductions in long-term debt                                                     (0.5)          (22.2)
Purchase of common stock                                                           --            (3.5)
Proceeds exercise of stock options/stock purchase plan                            1.1             0.9
                                                                               ------          ------
    Net cash provided by (used in) financing activities                           0.9           (47.8)
                                                                               ------          ------

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                                          (0.6)           (0.6)
                                                                               ------          ------
     Increase in cash and cash equivalents                                        2.4            74.0
Cash and cash equivalents at beginning of year                                   44.3            32.2
                                                                               ------          ------
Cash and cash equivalents at end of period                                     $ 46.7          $106.2
                                                                               ======          ======

                        See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1:        GENERAL
   The accounting policies followed during interim periods are in conformity with U.S. generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Other than Balance Sheet amounts as of December 31, 2000, all other amounts contained herein are unaudited.

Reclassifications:
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2:        CHANGE  IN ACCOUNTING FOR INVENTORIES FROM LIFO TO FIFO
   During 2000, the Company changed its method of determining the cost of inventory for the U.S. Labeling Solutions business unit from LIFO to FIFO. The Company believes the FIFO method results in a closer matching of costs and revenue during periods of declining prices and it is the primary method used in the industry in which this unit operates. This change has been applied by retroactively restating the accompanying consolidated financial statements. Although this change in method did not impact the 2000 net income, the retained earnings balances for the period ended December 31, 2000 has been decreased by $7.2 to reflect the retroactive application of the new method of valuing inventories.

NOTE 3:        FINANCIAL INSTRUMENTS
   The Company adopted the provisions of Statements of Financial Accounting Standards ("SFAS") Nos. 133 - Accounting for Derivative Instruments and Hedging Activities and 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities - on January 1, 2001. These standards establish new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. The cumulative effects of adopting these standards on net income and other comprehensive income were not material to net income and other comprehensive income for the three months ended March 31, 2001 and stockholders' equity at January 1, 2001.

   All financial instruments of the Company with the exception of hedge agreements are carried at cost, which approximates fair value.

   The Company's policy and objective is to manage exposure to variations in foreign currency rates by entering into hedge agreements when appropriate, specifically nondeliverable and for-delivery forward contracts. Hedge agreements are used to offset the effects of currency variations on net investment in foreign subsidiaries and transactional gains and losses arising from foreign currency monetary assets and liabilities. The Company formally designates and documents the hedging relationship and risk management objective and strategy for undertaking the hedge. The documentation also includes identification of the hedging instrument, the item being hedged, the nature of the risk being hedged, as well as how the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk will be assessed.

   The Company's policy is to record changes in fair value of hedges of net investments in foreign subsidiaries in the Currency Translation Account as a component of stockholders equity to offset the concurrent gains and losses recorded in the Currency Translation Account associated with the underlying investment. Changes in fair value associated with hedges of foreign currency monetary obligations are recorded in income during the reporting period, when gains and losses associated with the hedged item are also recorded.

   All derivatives have high correlation with the underlying exposure and are highly effective in offsetting underlying currency movements. Accordingly, changes in derivative fair values are expected to be offset by changes in value of the underlying exposures. Gains or losses associated with settlement of derivative positions when the underlying transaction occurs are recognized in the income statement or recorded as part of the underlying asset or liability, as appropriate in the circumstances.

   The fair value of outstanding foreign exchange contracts at March 31, 2001 and January 1, 2001 for delivery of various currencies at various future dates during the next year, the changes in fair value during the quarter recorded in income and the amounts recorded in Currency Translation Account at March 31, 2001 and January 1, 2001 were not material.


NOTE 4:        ACQUISITION
       On May 18, 2000, the Company acquired the Bornemann & Bick ("B&B") group of companies for approximately $51.2. The B&B companies manufacture apparel identification products. The acquisition has been accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The preliminary allocation of the $31.7 excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill and is being amortized over 25 years. The fair value of assets acquired and liabilities assumed is as follows:

                                Current assets                    $ 22.4
                                Property, plant and equipment       11.1
                                Other assets                         3.4
                                Goodwill                            31.7
                                Liabilities                        (17.4)
                                                                  ------
                                Net assets                        $ 51.2
                                                                  ======

NOTE 5:        DIVESTITURE
   On March 9, 2000, the Company sold 92.5% of its International Imaging Materials, Inc. (IIMAK) subsidiary for a total consideration of $127.5, which included $120 in cash and $7.5 of IIMAK preferred stock.

NOTE 6:        INVENTORIES
The components of inventories are set forth below:

                                           MARCH 31, 2001      DECEMBER 31, 2000
                                           --------------      -----------------
Raw materials                                       $35.6                  $35.2
Work-in-Process                                       8.2                    8.7
Finished goods                                       32.8                   36.3
                                                    -----                  -----
                                                    $76.6                  $80.2
                                                    =====                  =====

NOTE 7:        LONG-TERM DEBT
A summary of long-term debt is set forth below:

                                           MARCH 31, 2001      DECEMBER 31, 2000
                                           --------------      -----------------
6.74% Senior Notes                                 $150.0                 $150.0
Economic Development Revenue Bonds
 due 2011 and 2019                                   13.0                   13.0
Other                                                 2.6                    2.9
                                                   ------                 ------
                                                    165.6                  165.9
Less current maturities                               0.3                    0.1
                                                   ------                 ------
                                                   $165.3                 $165.8
                                                   ======                 ======

NOTE 8:        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
A summary of accounts payable and accrued liabilities is set forth below:

                                           MARCH 31, 2001      DECEMBER 31, 2000
                                           --------------      -----------------
Accounts payable                                    $30.0                  $34.2
Accrued payroll costs                                17.3                   20.9
Other accrued liabilities                            41.5                   41.1
                                                    -----                  -----
                                                    $88.8                  $96.2
                                                    =====                  =====

NOTE 9:        SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes is set forth below:

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                     2001           2000
                                                     ----           ----
Interest, net                                       $ 4.9          $ 5.4
Income taxes, net                                   $ 0.6          $ 0.5

NOTE 10:       COMPREHENSIVE INCOME/(LOSS)
   Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                     2001           2000
                                                     ----           ----
Net income                                          $ 7.2          $48.6
Foreign currency translation adjustments             (4.7)          (2.3)
                                                    -----          -----
Comprehensive income (loss)                         $ 2.5          $46.3
                                                    =====          =====

NOTE 11:       EARNINGS PER COMMON  SHARE
The reconciliation of basic and diluted share computation is as follows:

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                    2001           2000
                                                    ----           ----
Average common shares (basic)                       42.1           46.7
Options and warrants                                 0.5            0.3
                                                    ----           ----
Adjusted average common shares (diluted)            42.6           47.0
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

   The Apparel Identification segment concentrates almost exclusively on labels and tags for retail apparel. It manufactures and markets bar code systems and fabric label systems that combine data distribution software, electronic printers and related supplies to give domestic and offshore customers in-plant label printing capabilities. It also produces and markets woven and printed labels and tags, for subsequent application to garments during their manufacture.

   The Labeling Solutions segment focuses on price, promotion and tracking label applications for retail stores, discount stores, distribution centers, and other smaller, market niches. The Company manufactures labeling equipment and supplies and provides service for the equipment. Labeling Solutions also offers customers consultative systems integration, delivering function-specific packages of hardware and software for in-store, warehouse and remote-transmission applications.

   The Company's Thermal Transfer Ribbons were used in bar code printers to print single-color and multi-color tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, and retail price tag, packaging and medical applications. (See Note 5: Divestiture.)

   The following table set forth below shows the financial information of the Company's business segments.

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                     2001           2000
                                                     ----           ----
Sales to unaffiliated customers:
   Apparel Identification                           $ 96.0         $ 87.2
   Labeling Solutions                                 59.3           59.2
   Thermal Transfer Ribbons                             --           13.8
                                                    ------         ------
          Total                                     $155.3         $160.2
                                                    ======         ======
Inter-segment sales:
    Thermal Transfer Ribbons                        $   --         $  2.1
                                                    ======         ======

Segment operating income:
   Apparel Identification                           $ 12.1         $ 12.4
   Labeling Solutions                                  4.9            5.2
   Thermal Transfer Ribbons                             --            2.0
                                                    ------         ------
                                                      17.0           19.6
   Corporate expenses                                 (3.1)          (3.0)
   Amortization of goodwill                           (1.5)          (1.3)
                                                    ------         ------
          Total                                     $ 12.4         $ 15.3
                                                    ======         ======

NOTE 13:       RESTRUCTURING  AND  OTHER SPECIAL CHARGES
   During 2000, the Company recorded a $1.0 (pre-tax) integration/restructuring and other charge pertaining to severance for 9 selling and administrative personnel and 30 manufacturing positions and other costs associated with the discontinuance of supplies manufacturing in Canada, which was announced in December 2000. Of this amount, $0.5 of severance was unpaid at March 31, 2001, to be paid during the remainder of 2001.

                        BEGINNING BALANCE                         ENDING BALANCE
                         JANUARY 1, 2001    EXPENSES   PAYMENTS   MARCH 31, 2001
                        -----------------   --------   --------   --------------
Severance                      $0.7            $-        $0.2          $0.5

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL AMOUNTS IN THE FOLLOWING DISCUSSION ARE STATED IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA.

OPERATING RESULTS

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                                      Three Months Ended
                                               March 31, 2001     March 31, 2000
                                               --------------     --------------
Sales                                                  100.0%             100.0%
Cost of sales                                           62.1               61.9
                                                       -----              -----
    Gross profit                                        37.9               38.1
Selling, general and administrative expense             28.9               27.8
Amortization of intangibles                              1.0                0.8
                                                       -----              -----
    Operating income                                     8.0                9.5
Gain on sale of IIMAK                                     --               31.4
Interest expense, net                                    1.6                1.8
                                                       -----              -----
     Income before taxes                                 6.4               39.1
Taxes on income                                          1.8                8.8
                                                       -----              -----
     Net Income                                          4.6%              30.3%
                                                       =====              =====

FIRST QUARTER 2001 COMPARED WITH 2000

Sales were $155.3 for the three months ended March 31, 2001 compared with $160.2 for the three months ended March 31, 2000. Excluding the sales from the Thermal Transfer Ribbons segment, which was sold in March 2000, sales increased 6% from $146.4. Sales from Apparel Identification grew 10% while sales from Labeling Solutions were flat for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. Sales growth was most significant in Asia and Europe.

Cost of sales for the three months ended March 31, 2001 was $96.5 compared with $99.1 for the three months ended March 31, 2000. As a percent of sales, such costs were 62.1% for March 31, 2001 compared with 61.9% for March 31, 2000.

Gross profit was $58.8 for the three months ended March 31, 2001 compared with $61.1 for the three months ended March 31, 2000. The gross margin was 37.9% for the three months ended March 31, 2001 compare with 38.1% for the three months ended March 31, 2000. The margin was impacted on the Labeling Solutions segment by a shift in product mix, from the higher margin IPS price marking systems to bar code products. The Apparel Identification segment was impacted by lower sales in the volume sensitive printed label business.

Selling, general and administrative expense ("SG&A") was $44.9 for the three months ended March 31, 2001, compared with $44.5 for the three months ended March 31, 2000. As a percent of sales, SG&A was 28.9% for March 31, 2001 compared with 27.8% for March 31, 2000.

Operating income was $12.4 for the three months ended March 31, 2001 compared with $15.3 for the three months ended March 31, 2000. The operating margin was 8.0% for the three months ended March 31, 2001 compared with 9.5% for the three months ended March 31, 2000.

On March 9, 2000 the Company sold 92.5% of International Imaging Materials, Inc., its thermal transfer ribbons business, for a total consideration of $127.5, which included $120.0 in cash and $7.5 of IIMAK preferred stock. The sale resulted in a gain of $50.3 ($40.3 net of taxes).

Interest expense, net, decreased to $2.4 for the three months ended March 31, 2001 from $2.9 in three months ended March 31, 2000.

Income before taxes was $10.0 (6.4% of sales) for the three months ended March 31, 2001 as compared with $62.7 (39.1% of sales) for the three months ended March 31, 2000.

The effective income tax rate was 28% for the three months ended March 31, 2001 compared with 22% for the three months ended March 31, 2000. Excluding taxes provided on the gain of the sale of IIMAK in the amount of $10.0 the effective tax rate for the three months ended March 31, 2000 was 33%.

Net income for the three months ended March 31, 2001 was $7.2 (4.6% of sales) compared with $48.6 (30.3% of sales) for the three months ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the periods indicated:

                                                              Three Months Ended
                                                       March 31, 2001    March 31, 2000
                                                       --------------    --------------
Net cash provided by operating activities                      $  3.0            $  6.6
Net cash (used in) provided by investing activities              (0.9)            115.8
Net cash provided by (used in ) financing activities              0.9             (47.8)
                                                               ------            ------
Total change in cash (a)                                       $  3.0            $ 74.6
                                                               ======            ======

(a) Before exchange rate effects.

OPERATING ACTIVITIES
Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $3.0 for the three months ended March 31, 2001 compared with $6.6 for the three months ended March 31, 2000.

Depreciation and amortization was $9.7 for the three months ended March 31, 2001 compared with $9.2 for the three months ended March 31, 2000.

INVESTING ACTIVITIES
During the first quarter of 2001 capital expenditures was $4.8 compared with $5.1 in the first quarter 2000. All new capital projects are carefully analyzed and, other than projects for employee safety and environmental improvement, are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital. The Company currently anticipates capital expenditures of approximately $25 for the year ending December 31, 2001.

On March 9, 2000 the Company sold 92.5% of International Imaging Materials, Inc., its thermal transfer ribbons business, for a total consideration of $127.5, which included $120.0 in cash and $7.5 of IIMAK preferred stock.

The Company is continuing to evaluate complementary businesses and intends to make strategic acquisitions as deemed appropriate.

FINANCING ACTIVITIES
The table below shows the components of total capital for the periods indicated:

                                           March 31, 2001     December 31, 2000
                                           --------------     -----------------
Due to banks                                       $  1.0                $  0.9
Current maturities of long-term debt                  0.3                   0.1
Long-term debt                                      165.3                 165.8
                                                   ------                ------
  Total debt                                       $166.6                $166.8
Shareholders' equity                                306.9                 303.3
                                                   ------                ------
   Total capital                                   $473.5                $470.1
                                                   ======                ======
Total debt as a percent of total capital             35.2%                 35.5%
                                                   ======                ======

Total debt decreased to $166.6 at March 31, 2001, from $166.8 at December 31, 2000. At March 31, 2001, total debt as a percent of total capital was 35.2% compared with 35.5% at December 31, 2000.

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





                                                  Paxar Corporation
                                                  -----------------
                                                  Registrant




                                                  By: /s/ Jack Plaxe
                                                  ------------------
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)




                                                  May 15, 2001
                                                  ------------
                                                  Date