Form 10-Q
period 2001-06-30
PAXAR CORP
filed 2001-08-13
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____________ to _____________


                          COMMISSION FILE NUMBER 0-5610

                                PAXAR CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

                   NEW YORK                           13-5670050
        -------------------------------            ----------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (August 7, 2001)

                Common Stock, $0.10 par value: 42,301,534 shares

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

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                --------------------------     -------------------------
                                                    2001           2000           2001           2000
                                                 ---------      ---------      ---------      ---------
Sales                                            $   157.1      $   167.7      $   312.4      $   327.9

Cost of sales                                         94.2          103.0          190.7          202.1
                                                 ---------      ---------      ---------      ---------

       Gross profit                                   62.9           64.7          121.7          125.8

Selling, general and administrative expense           43.1           46.6           88.0           91.1

Amortization of intangibles                            1.5            1.5            3.0            2.8

Restructuring and other charges                        6.6             --            6.6             --
                                                 ---------      ---------      ---------      ---------

     Operating income                                 11.7           16.6           24.1           31.9

Gain on sale of IIMAK                                   --             --             --           50.3

Interest expense, net                                  2.3            2.0            4.7            4.9
                                                 ---------      ---------      ---------      ---------

     Income before taxes                               9.4           14.6           19.4           77.3

Taxes on income                                        2.6            4.8            5.4           18.9
                                                 ---------      ---------      ---------      ---------

       Net income                                $     6.8      $     9.8      $    14.0      $    58.4
                                                 =========      =========      =========      =========


Basic earnings per common share                  $    0.16      $    0.22      $    0.33      $    1.27
                                                 =========      =========      =========      =========

Diluted earnings per common share                $    0.16      $    0.21      $    0.33      $    1.26
                                                 =========      =========      =========      =========

Average common shares outstanding:
  Basic                                               42.2           45.4           42.2           46.0
                                                 =========      =========      =========      =========
  Diluted                                             42.8           45.9           42.8           46.5
                                                 =========      =========      =========      =========


                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                       JUNE 30,       DECEMBER 31,
                                                                         2001            2000
                                                                         ----            ----
                                                                      (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                              $    75.3       $    44.3
Receivables, less allowance of $8.4 in 2001 and $9.6 in 2000               104.9           108.9
Inventories                                                                 72.9            80.2
Other current assets                                                        17.1            10.1
                                                                       ---------       ---------
          Total current assets                                             270.2           243.5
Property, plant and equipment, at cost                                     247.0           254.8
Accumulated depreciation                                                  (106.1)         (104.6)
                                                                       ---------       ---------
          Net property, plant and equipment                                140.9           150.2
Goodwill                                                                   178.8           187.1
Other assets                                                                22.8            22.6
                                                                       ---------       ---------
                                                                       $   612.7       $   603.4
                                                                       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                           $     1.6       $     0.9
Current maturities of long-term debt                                         0.2             0.1
Accounts payable and accrued liabilities                                    89.6            96.2
Accrued taxes on income                                                     22.5            22.7
                                                                       ---------       ---------
          Total current liabilities                                        113.9           119.9
Long-term debt                                                             172.4           165.8
Deferred income taxes                                                        5.4             5.5
Other liabilities                                                            8.0             8.9
Shareholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
   none issued and outstanding                                                --              --
  Common Stock, $0.10 par value, 200,000,000 shares authorized,
  42,365,776 and 42,079,920 shares issued and outstanding in 2001
  and 2000, respectively                                                     4.2             4.2
Paid-in capital                                                             47.5            45.2
Retained earnings                                                          285.8           271.8
Accumulated other comprehensive loss                                       (24.5)          (17.9)
                                                                       ---------       ---------
          Total shareholders' equity                                       313.0           303.3
                                                                       ---------       ---------
                                                                       $   612.7       $   603.4
                                                                       =========       =========

                 See Notes to Consolidated Financial Statements

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED

                                                                                SIX MONTHS ENDED
                                                                         JUNE 30, 2001   JUNE 30, 2000
                                                                         -------------   -------------
OPERATING ACTIVITIES:
Net income                                                                 $    14.0       $    58.4
                                                                           ---------       ---------

Adjustments to reconcile net income to net cash provided by (used in)
  operations:
    Depreciation and amortization                                               16.9            15.9
    Deferred income taxes                                                        0.1            (0.9)
    Gain on sale of IIMAK, net of tax                                             --           (40.3)
Changes in assets and liabilities, net of  businesses
  acquired or  divested:
    Receivables                                                                  4.1            (2.2)
    Inventories                                                                  7.2            (0.9)
    Other current assets                                                        (7.2)            2.1
    Accounts payable and accrued liabilities                                    (6.7)          (12.1)
    Taxes on income                                                             (0.3)            5.3
    Other                                                                       (2.8)            0.4
                                                                           ---------       ---------
                                                                                11.3           (32.7)
                                                                           ---------       ---------
    Net cash provided by operating activities                                   25.3            25.7
                                                                           ---------       ---------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                     (11.3)          (11.6)
Acquisitions, net of cash acquired                                               1.3           (51.2)
Acquisition related, divestiture                                                  --           120.0
Other                                                                            6.5            (1.6)
                                                                           ---------       ---------
    Net cash (used in)/provided by investing activities                         (3.5)           55.6
                                                                           ---------       ---------

FINANCING ACTIVITIES:
Increase/(decrease) in short-term debt                                           0.7           (43.2)
Additions to long-term debt                                                     12.1            23.5
Reductions in long-term debt                                                    (5.4)          (23.6)
Purchase of common stock                                                          --           (26.9)
Proceeds from exercise of stock options/stock purchase
  plan                                                                           2.3             1.1
                                                                           ---------       ---------
    Net cash provided by (used in) financing activities                          9.7           (69.1)
                                                                           ---------       ---------

OTHER ACTIVITIES:
Effect of exchange rate changes on cash                                         (0.5)           (0.7)
                                                                           ---------       ---------
     Increase in cash                                                           31.0            11.5
Cash and cash equivalents at beginning of period                                44.3            32.2
                                                                           ---------       ---------
Cash and cash equivalents at end of period                                 $    75.3       $    43.7
                                                                           =========       =========

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1:           GENERAL

The accounting policies followed during interim periods are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Other than Balance Sheet amounts as of December 31, 2000, all amounts contained herein are unaudited.


Reclassifications:

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


NOTE 2:           FINANCIAL INSTRUMENTS

    The Company adopted the provisions of Statements of Financial Accounting Standards ("SFAS") Nos. 133 - Accounting for Derivative Instruments and Hedging Activities and 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities - on January 1, 2001. These standards establish new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. The cumulative effects of adopting these standards on net income and other comprehensive income were not material to net income and other comprehensive income for the six months ended June 30, 2001 and stockholders' equity at January 1, 2001.

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

    The Company's policy is to record changes in fair value of hedges of net investments in foreign subsidiaries in the Currency Translation Account as a component of stockholders' equity to offset the concurrent gains and losses recorded in the Currency Translation Account associated with the underlying investment. Changes in fair value associated with hedges of foreign currency monetary obligations are recorded in income during the reporting period, when gains and losses associated with the hedged item are also recorded.

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

    The fair value of outstanding foreign exchange contracts at June 30, 2001 and January 1, 2001 for delivery of various currencies at various future dates during the next year, the changes in fair value during the quarter recorded in income and the amounts recorded in Currency Translation Account at June 30, 2001 and January 1, 2001 were not material.


NOTE 3:           DIVESTITURE

On March 9, 2000, the Company sold 92.5% of its International Imaging Materials, Inc. (IIMAK) subsidiary for a total consideration of $127.5, which included $120 in cash and $7.5 of IIMAK preferred stock.

NOTE 4:           INVENTORIES

The components of inventories are set forth below:

                      JUNE 30, 2001     DECEMBER 31, 2000
                      -------------     -----------------
Raw materials        $         32.6      $         35.2
Work-in-Process                 8.2                 8.7
Finished goods                 32.1                36.3
                     --------------      --------------
                     $         72.9      $         80.2
                     ==============      ==============


NOTE 5:           LONG TERM DEBT

A summary of long-term debt is set forth below:

                                                  JUNE 30, 2001     DECEMBER 31, 2000
                                                  -------------     -----------------
6.74% Senior Notes                               $        150.0      $        150.0
Economic Development Revenue Bonds due 2011
      and 2019                                             13.0                13.0
Other                                                       9.6                 2.9
                                                 --------------      --------------
                                                          172.6               165.9
Less current maturities                                     0.2                 0.1
                                                 --------------      --------------
                                                 $        172.4      $        165.8
                                                 ==============      ==============


NOTE 6:           ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                                JUNE 30, 2001     DECEMBER 31, 2000
                                -------------     -----------------
Accounts payable               $         29.3      $         34.2
Accrued payroll costs                    18.4                20.9
Other accrued liabilities                41.9                41.1
                               --------------      --------------
                               $         89.6      $         96.2
                               ==============      ==============


NOTE 7:           SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest, net of interest income received:

                 FOR THE SIX MONTHS ENDED JUNE 30,
                     2001             2000
                  -----------      -----------
Interest          $       4.7      $       4.9
Income Taxes      $       4.9      $       3.7


NOTE 8:           COMPREHENSIVE INCOME

Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                                  2001               2000
                                              ------------       ------------
Net income                                    $       14.0       $       58.4
Foreign currency translation adjustments              (6.6)              (3.7)
                                              ------------       ------------
    Comprehensive income                      $        7.4       $       54.7
                                              ============       ============

NOTE 9:           EARNINGS PER COMMON  SHARE

The reconciliation of basic and diluted per-share computation is as follows:

                                            FOR THE SIX MONTHS ENDED  JUNE 30,
                                                  2001             2000
                                              -----------      -----------
Average common shares (basic)                        42.2             46.0
    Options and warrants                              0.6              0.5
                                              -----------      -----------
Adjusted average common shares (diluted)             42.8             46.5
                                              ===========      ===========


NOTE 10:          RESTRUCTURING  AND  OTHER SPECIAL CHARGES

    During second quarter 2001, the Company recorded a $6.6 (pre-tax) restructuring and other charge as a result of several strategic initiatives. Included in the charge is $2.8 pertaining to severance for 45 management and administrative personnel and 181 manufacturing positions as well as $3.8 of other costs associated with these initiatives.

    During 2000, the Company recorded a $1.0 (pre-tax) integration/restructuring and other charge pertaining to severance for 9 selling and administrative personnel and 30 manufacturing positions and other costs associated with the discontinuance of supplies manufacturing in Canada, announced in December 2000. Of this amount, $0.4 of severance was unpaid at June 30, 2001, to be paid during the remainder of 2001.

    Following is a reconciliation of amounts payable under severance agreements in January 1 and June 30, 2001:

                  BEGINNING BALANCE                          ENDING BALANCE
                   JANUARY 1, 2001    EXPENSES   PAYMENTS     JUNE 30, 2001
                   ---------------    --------   --------    ---------------
Severance                $0.7           $2.8       $0.5            $3.0


NOTE 11:          BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill is assessed annually for impairment, more frequent assessments are conducted if circumstances indicate a possible impairment. Additionally, Statement No. 142 will require all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Whereas Statement No. 141 is effective for all business combinations initiated after June, 2001, Statement No. 142 requires companies to continue to amortize goodwill existing at June 30, 2001 through the end of 2001, ceasing goodwill amortization on January 1, 2002.

Amortization charges for the six-month period ended June, 2001 were $3.0 million with a similar charge expected for the last half of 2001. The Company is currently evaluating other impacts of adopting Statement No. 142 and has not yet quantified the impact on its consolidated financial position.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL AMOUNTS IN THE FOLLOWING DISCUSSION ARE STATED IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA.

OPERATING RESULTS

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                ---------------------------      -------------------------
                                                   2001            2000            2001            2000
                                                 ---------       ---------       ---------       ---------
Sales                                                100.0%          100.0%          100.0%          100.0%
Cost of sales                                         60.0            61.4            61.0            61.7
                                                 ---------       ---------       ---------       ---------
    Gross profit                                      40.0            38.6            39.0            38.3
Selling, general and administrative expense           27.4            27.8            28.2            27.8
Amortization of intangibles                            1.0             0.9             1.0             0.8
Restructuring and other special charges                4.2              --             2.1              --
                                                 ---------       ---------       ---------       ---------
    Operating income                                   7.4             9.9             7.7             9.7
Gain on sale of IIMAK                                   --              --              --            15.4
Interest expense, net                                  1.4             1.2             1.5             1.5
                                                 ---------       ---------       ---------       ---------
     Income before taxes                               6.0             8.7             6.2            23.6
Taxes on income                                        1.7             2.9             1.7             5.8
                                                 ---------       ---------       ---------       ---------
     Net income                                        4.3%            5.8%            4.5%           17.8%
                                                 =========       =========       =========       =========

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

Previously, the Company reported segment financial information for Apparel Identification and Labeling Solutions. Management believes that such reporting is no longer appropriate for the following reasons: (1) there has been a steady convergence and there now exists a commonality of customers for the products of the former segments; and (2) the operations of the former segments have been integrated or are in the process of being integrated under common management structures.

Sales were down to $157.1 and $312.4 for the three and six months ended June 30, 2001 compared to $167.7 and $327.9 for three and six months ended June 30, 2000. Sales from North America decreased 12% to $77.1 for the three months ended June 30, 2001 and 15% to $158.6 for the six months ended June 30, 2001, offset somewhat by sales growth in Asia and Europe of 12% and 6%, respectively, for the six months ended June 30, 2001.

Cost of sales for the three and six months ended June 30, 2001 decreased to $94.2 and $190.7 compared with $103.0 and $202.1 for the three and six months ended June 30, 2000. As a percent of sales, such costs decreased to 60.0% and 61.0% for the three and six months ended June 30, 2001 compared with 61.4% and 61.7% for three and six months end June 30, 2000.

Gross profit was $62.9 for the three months ended June 30, 2001 compared with $64.7 for the three months ended June 30, 2000. The gross profit margin was 40.0% for the three months ended June 30, 2001 compared with 38.6% for the three months ended June 30, 2000. During the six months ended June 30, 2001 gross profit decreased to $121.7 compared with $125.8 for the six months ended June 30, 2000. The gross profit margin was 39.0% for the six months ended June 30, 2001 compared with 38.3% for the six months ended June 30, 2000. During the three and six months ended June 30, 2000, the gross profit was negatively impacted by $2.5 due to the recording of the B&B inventories acquired at fair value. Excluding this impact the gross profit for the three and six months ended June 30, 2000 would have been 40% and 39%.

Selling, general and administrative expense ("SG&A") was $43.1 and $88.0 for the three and six months ended June 30, 2001 compared with $46.6 and $91.1 for the three and six months ended June 30, 2000. As a percent of sales, SG&A was 27.4% and 28.2% for the three and six months ended June 30, 2001 compared with 27.8% for both the three and six months ended June 30, 2000.

In the second quarter 2001, the Company undertook specific actions to enhance revenue growth, increase capital efficiency and lower operating costs. During the six months ended June 30, 2001, the Company recorded $6.6 ($0.11 per share) of restructuring and other charges. The charge includes severance of $2.8 and $3.8 of other costs associated with these initiatives. As a result of these several strategic initiatives, the Company will report a restructuring charge of approximately $11-12 ($0.18-$0.20 per share) in 2001 to cover severance costs for approximately 300 employees, personnel and equipment relocations, asset write-offs and other associated costs. The remaining amounts will be reported as recognized in the third and fourth quarters.

Operating income was $11.7 and $24.1 for the three and six months ended June 30, 2001 compared with $16.6 and $31.9 for the three and six months ended June 30, 2000. The operating margins were 7.4% and 7.7% in the three and six months ended June 30, 2001 compared with 9.9% and 9.7% in the three and six months ended June 30, 2000.

On March 9, 2000 the Company sold 92.5% of International Imaging Materials, Inc., its thermal transfer ribbons business, for a total consideration of $127.5
- $120.0 in cash and $7.5 of IIMAK preferred stock. The sale resulted in a gain of $50.3 ($40.3 net of taxes).

Interest expense, net, was $2.3 and $4.7 (1.4% and 1.5% of sales) for the three and six months ended June 30, 2001 from $2.0 and $4.9 (1.2% and 1.5% of sales) in the three and six months ended June 30,2000.

Income before taxes was $9.4 and $19.4 (6.0% and 6.2% of sales) for the three and six months ended June 30, 2001 compared with $14.6 and $77.3 (8.7% and 23.6% of sales) for the three and six months ended June 30, 2000.

The effective income tax rate was 28% for both the three and six months ended June 30, 2001 compared with 33% and 24% for the three and six months ended June 30, 2000. Excluding the net gain on the sale of IIMAK in the amount of $40.3 the effective tax rate for the six months ended June 30, 2000, would have been 33%.

Net income for the three and six months ended June 30, 2001 was $6.8 and $14.0 (4.3% and 4.5% of sales) compared with $9.8 and $58.4 (5.8% and 17.8% of sales) for the three and six months ended June 30, 2000. Excluding restructuring and other charges in 2001, and in 2000, the $2.5 million charge to cost of sales for revaluation of Bornemann & Bick finished goods inventory upon acquisition by the Company, as well as the gain on sale of IIMAK, net income for the three and six months ended June 30, 2001 was $11.5 and $18.7 (7.3% and 6.0% of sales) compared with $11.5 and $19.8 (6.9% and 6.0% of sales) for the three and six months ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the periods indicated:

                                                                   Six Months Ended
                                                                   ----------------
                                                          June 30, 2001        June 30, 2000
                                                          -------------        -------------
Net cash provided by operating activities                $         25.3       $         25.7
Net cash (used in)/provided by investing activities                (3.5)                55.6
Net cash provided/(used in) by financing activities                 9.7                (69.1)
                                                         --------------       --------------
     Total change in cash (a)                            $         31.5       $         12.2
                                                         ==============       ==============

(a) Before exchange rate effects.


OPERATING ACTIVITIES

Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $25.3 for the six months ended June 30, 2001, compared with $25.7 in 2000.

Depreciation and amortization was $16.9 for the six months ended June 30, 2001 compared with $15.9 for the six months ended June 30, 2000.

INVESTING ACTIVITIES
During the first half of 2001 capital expenditures were $11.3 compared with $11.6 in 2000. All new capital projects are carefully analyzed and, other than projects for employee safety and environmental improvement, are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital. The Company anticipates that capital expenditures will be approximately $25 million for the year ending December 31, 2001.

On May 18, 2000, the Company acquired the Bornemann & Bick ("B&B") group of companies for approximately $51.2. The B&B companies manufacture apparel identification products. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The $31.7 excess of the purchase price and transaction cost over the fair value of net assets acquired was recorded as goodwill.

On March 9, 2000 the Company sold 92.5% of International Imaging Materials, Inc., its thermal transfer ribbons business, for a total consideration of $127.5
- $120.0 in cash and $7.5 of IIMAK preferred stock.

The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses that would be of important strategic value.

FINANCING ACTIVITIES
The table below sets forth the components of total capital for the periods indicated:

                                             June 30, 2001     December 31, 2000
                                             -------------     -----------------
Due to banks                                   $     1.6           $     0.9
Current maturities of long-term debt                 0.2                 0.1
Long-term debt                                     172.4               165.8
                                               ---------           ---------
  Total debt                                   $   174.2           $   166.8
Shareholders' equity                               313.0               303.3
                                               ---------           ---------
   Total capital                               $   487.2           $   470.1
                                               =========           =========
Total debt as a percent of total  capital           35.8%               35.5%
                                               =========           =========

The increase in debt resulted from a borrowing in Germany under the Company's revolving credit agreement. At June 30, 2001, total debt as a percent of total capital was 35.8% compared with 35.5% at December 31, 2000.

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


                           PART II. OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2001 the Company held its Annual Meeting of Shareholders to elect five Directors to serve a two-year term and one Director to serve for a one-year term and to ratify the appointment of Arthur Andersen LLP as its independent public accountants for the year ending December 31, 2001. The nominees for election to the Board of Directors received the following votes cast:

                                  FOR ELECTION          WITHHOLDING AUTHORITY
                                  ------------          ---------------------
Jack Becker                        36,419,981                  916,118
Leo Benatar                        37,108,925                  227,174
Paul J. Griswold                   37,128,029                  208,070
Victor Hershaft                    37,125,389                  210,710
David L. Kolb                      37,124,084                  212,015
David E. McKinney                  37,119,017                  217,082

Holders of 37,239,442 shares voted for the ratification of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 2001, 47,247 were voted against, and there were 49,410 abstentions.

ITEM 6. REPORTS ON FORM 8-K

None

                       PAXAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Paxar Corporation
                                       ----------------------------------------
                                       Registrant




                                       By:  /s/ Jack Plaxe
                                       ----------------------------------------
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)





                                       August 13,  2001
                                       ----------------------------------------
                                       Date