Form 10-Q
period 2001-09-30
PAXAR CORP
filed 2001-11-14
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                               NEW YORK 13-5670050
                               -------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

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

                                    Yes x No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (November 6, 2001)

                Common Stock, $0.10 par value: 41,876,124 shares

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

                       PAXAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                       -------------              -------------
                                                   2001          2000          2001          2000
                                                   ----          ----          ----          ----
Sales                                            $  138.8      $  158.4      $  451.2      $  486.3

Cost of sales                                        86.5          96.5         277.2         298.6
                                                 --------      --------      --------      --------
       Gross profit                                  52.3          61.9         174.0         187.7

Selling, general and administrative expense          41.6          44.9         129.7         136.0

Amortization of intangibles                           1.5           1.5           4.5           4.3

Restructuring and other charges                       2.0            --           8.6            --
                                                 --------      --------      --------      --------

       Operating income                               7.2          15.5          31.2          47.4

Gain on sale of IIMAK                                  --            --            --          50.3

Interest expense, net                                 2.5           2.4           7.2           7.3
                                                 --------      --------      --------      --------

       Income before taxes                            4.7          13.1          24.0          90.4

Taxes on income                                       0.8           3.4           6.1          22.3
                                                 --------      --------      --------      --------

       Net income                                $    3.9      $    9.7      $   17.9      $   68.1
                                                 ========      ========      ========      ========


Basic earnings per common share                  $   0.09      $   0.22      $   0.42      $   1.50
                                                 ========      ========      ========      ========

Diluted earnings per common share                $   0.09      $   0.22      $   0.42      $   1.49
                                                 ========      ========      ========      ========

Average common shares outstanding:

       Basic                                         41.9          43.4          42.2          45.3
                                                 ========      ========      ========      ========

       Diluted                                       42.6          43.9          42.8          45.7
                                                 ========      ========      ========      ========


                 See Notes to Consolidated Financial Statements.

                       PAXAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              2001            2000
                                                                              ----            ----
                                                                          (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                                   $ 69.4           $ 44.3
Receivables, less allowance of $8.9 in 2001 and $9.6 in 2000                  98.1            108.9
Inventories                                                                   79.1             80.2
Other current assets                                                          15.4             10.1
                                                                            ------           ------
          Total current assets                                               262.0            243.5

Property, plant and equipment, at cost                                       248.8            254.8
Accumulated depreciation                                                    (103.1)          (104.6)
                                                                            ------           ------
          Net property, plant and equipment                                  145.7            150.2
Goodwill                                                                     179.0            187.1
Other assets                                                                  23.5             22.6
                                                                            ------           ------
                                                                            $610.2           $603.4
                                                                            ======           ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                                $  1.5           $  0.9
Current maturities of long-term debt                                           0.2              0.1
Accounts payable and accrued liabilities                                      90.9             96.2
Accrued taxes on income                                                       20.5             22.7
                                                                            ------           ------
          Total current liabilities                                          113.1            119.9

Long-term debt                                                               165.5            165.8
Deferred income taxes                                                          6.4              5.5
Other liabilities                                                             12.0              8.9

Shareholders' equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
   none issued and outstanding                                                  --               --
Common Stock, $0.10 par value, 200,000,000 shares authorized,
   41,852,382 and 42,079,920 shares issued and outstanding in 2001
   and 2000, respectively                                                      4.2              4.2
Paid-in capital                                                               40.5             45.2
Retained earnings                                                            289.7            271.8
Accumulated other comprehensive loss                                         (21.2)           (17.9)
                                                                            ------           ------
          Total shareholders' equity                                         313.2            303.3
                                                                            ------           ------
                                                                            $610.2           $603.4
                                                                            ======           ======


                 See Notes to Consolidated Financial Statements.

                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                             -----------------
                                                                               SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                                                                               ------------------         ------------------
OPERATING ACTIVITIES:
Net income                                                                            $ 17.9                   $ 68.1
                                                                                      ------                   ------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       24.5                     26.1
    Deferred income taxes                                                                0.1                     (0.9)
    Gain on sale of IIMAK, net of tax                                                     --                    (40.3)
Changes in assets and liabilities, net of businesses acquired or divested:
    Receivables                                                                         10.8                      0.5
    Inventories                                                                          2.1                     (4.0)
    Other current assets                                                                (4.5)                     3.7
    Accounts payable and accrued liabilities                                            (6.1)                   (19.9)
    Taxes on income                                                                     (2.2)                     7.4
    Other                                                                                0.5                      0.4
                                                                                      ------                   ------
                                                                                        25.2                    (27.0)
                                                                                      ------                   ------
    Net cash provided by operating activities                                           43.1                     41.1
                                                                                      ------                   ------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                             (16.9)                   (18.9)
Acquisitions, net of cash acquired                                                      (2.7)                   (52.5)
Divestiture                                                                               --                    119.8
Other                                                                                    6.4                      3.0
                                                                                      ------                   ------
    Net cash (used in)/provided by investing activities                                (13.2)                    51.4
                                                                                      ------                   ------
FINANCING ACTIVITIES:
Increase/(decrease) in short-term debt                                                   0.6                    (33.0)
Additions to long-term debt                                                             12.4                     35.8
Reductions in long-term debt                                                           (12.7)                   (35.1)
Purchase of common stock                                                                (8.3)                   (46.5)
Proceeds from exercise of stock options/stock purchase plan                              3.7                      1.7
                                                                                      ------                   ------
    Net cash used in financing activities                                               (4.3)                   (77.1)
                                                                                      ------                   ------
OTHER ACTIVITIES:
Effect of exchange rate changes on cash                                                 (0.5)                    (0.9)
                                                                                      ------                   ------
    Increase in cash                                                                    25.1                     14.5
Cash and cash equivalents at beginning of period                                        44.3                     32.2
                                                                                      ------                   ------
Cash and cash equivalents at end of period                                            $ 69.4                   $ 46.7
                                                                                      ======                   ======

                 See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1: GENERAL

The accounting policies followed during interim periods are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Other than balance sheet amounts as of December 31, 2000, all amounts contained herein are unaudited.

Reclassifications:

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill is assessed annually for impairment and more frequent assessments are conducted if circumstances indicate a possible impairment. Additionally, SFAS No. 142 will require all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Whereas SFAS No. 141 is effective for all business combinations initiated after June 2001, SFAS No. 142 requires companies to continue to amortize goodwill existing at June 30, 2001 through the end of 2001, ceasing goodwill amortization on January 1, 2002.

Amortization charges for the nine-month period ended September 2001 were $4.5. The Company is currently evaluating other impacts of adopting SFAS No. 142 and has not yet quantified the impact on its consolidated financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, this new standard will have on its reported results of operations, financial position and cash flow.

NOTE 3: FINANCIAL INSTRUMENTS

The Company adopted the provisions of SFAS Nos. 133 - Accounting for Derivative Instruments and Hedging Activities and 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities - on January 1, 2001. These standards establish new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. The cumulative effects of adopting these standards on net income and other comprehensive income were not material to net income and other comprehensive income for the nine months ended September 30, 2001 and shareholders' equity at January 1, 2001.

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

The Company's policy is to record changes in fair value of hedges of net investments in foreign subsidiaries in the currency translation account as a component of shareholders' equity to offset the concurrent gains and losses recorded in the currency translation account associated with the underlying investment. Changes in fair value associated with hedges of foreign currency monetary obligations are recorded in income during the reporting period, when gains and losses associated with the hedged item are also recorded.

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

The fair value of outstanding foreign exchange contracts at September 30, 2001 and January 1, 2001 for delivery of various currencies at various future dates during the next year, the changes in fair value during the quarter recorded in income and the amounts recorded in the currency translation account at September 30, 2001 and January 1, 2001 were not material.

NOTE 4: DIVESTITURE

On March 9, 2000, the Company sold 92.5% of its International Imaging Materials, Inc. ("IIMAK") subsidiary for a total consideration of $127.5, which consisted of $120 in cash and $7.5 of IIMAK preferred stock.

NOTE 5: INVENTORIES

The components of inventories are set forth below:

                                                             SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                                             ------------------         -----------------
Raw materials                                                       $37.8                      $35.2
Work-in-Process                                                       8.4                        8.7
Finished goods                                                       32.9                       36.3
                                                                    -----                      -----

                                                                    $79.1                      $80.2
                                                                    =====                      =====

NOTE 6: LONG-TERM DEBT

A summary of long-term debt is set forth below:

                                                             SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                                             ------------------         -----------------
6.74% Senior Notes                                                 $150.0                     $150.0
Economic Development Revenue Bonds due 2011 and 2019                 13.0                       13.0
Other                                                                 2.7                        2.9
                                                                   ------                     ------
                                                                    165.7                      165.9
Less current maturities                                               0.2                        0.1
                                                                   ------                     ------
                                                                   $165.5                     $165.8
                                                                   ======                     ======

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is set forth below:

                                                             SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                                             ------------------         -----------------
Accounts payable                                                    $31.1                      $34.2
Accrued payroll costs                                                20.5                       20.9
Other accrued liabilities                                            39.3                       41.1
                                                                    -----                      -----
                                                                    $90.9                      $96.2
                                                                    =====                      =====

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest, net of interest income received:

                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------
                                                   2001                    2000
                                                   ----                    ----
     Income Taxes                                 $ 7.9                   $ 3.9
     Interest                                     $ 9.8                   $ 9.4

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------
                                                  2001                     2000
                                                  ----                     ----
  Net income                                     $17.9                    $68.1
  Foreign currency translation adjustments        (3.3)                   (10.7)
                                                  ----                    -----
      Comprehensive income                       $14.6                    $57.4
                                                 =====                    =====

NOTE 10: EARNINGS PER COMMON SHARE

The reconciliation of basic and diluted per-share computation is as follows:

                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------
                                                    2001                   2000
                                                    ----                   ----
  Average common shares (basic)                     42.2                   45.3
     Options and warrants                            0.6                    0.4
                                                    ----                   ----
  Adjusted average common shares (diluted)          42.8                   45.7
                                                    ====                   ====

NOTE 11: RESTRUCTURING AND OTHER SPECIAL CHARGES

The Company recorded $2.0 and $8.6 (pre-tax) restructuring and other charges for the three and nine months ended September 30, 2001 as a result of several strategic initiatives. Of the total restructuring and other charges for the nine months ended September 30, 2001, the charges pertaining to severance for 94 management and administrative personnel and 284 manufacturing positions amounted to $4.1. The remaining $4.5 represented various other charges associated with these initiatives.

During 2000, the Company recorded a $1.0 (pre-tax) integration/restructuring and other charge pertaining to severance for 9 selling and administrative personnel and 30 manufacturing positions and other costs associated with the discontinuance of supplies manufacturing in Canada, announced in December 2000. Of this amount, $0.3 of severance was unpaid at September 30, 2001 and will be paid during the remainder of 2001.

Following is a reconciliation of amounts payable under severance agreements as of January 1, 2001 and September 30, 2001:

                      BEGINNING BALANCE                              ENDING BALANCE
                       JANUARY 1, 2001     EXPENSES    PAYMENTS    SEPTEMBER 30, 2001
                       ---------------     --------    --------    ------------------
Severance                   $ 0.7           $ 4.1        $ 2.9           $ 1.9

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL AMOUNTS IN THE FOLLOWING DISCUSSION ARE STATED IN MILLIONS, EXCEPT EMPLOYEE AND PER SHARE DATA.

OPERATING RESULTS

The following table shows each element of the income statement as a percent of sales for the periods indicated:

                                                    Three Months Ended             Nine Months Ended
                                                    ------------------             -----------------
                                                       September 30,                 September 30,
                                                       -------------                 -------------
                                                    2001           2000           2001           2000
                                                    ----           ----           ----           ----
Sales                                               100.0%         100.0%         100.0%         100.0%
Cost of sales                                        62.3           60.9           61.4           61.4
                                                   ------         ------         ------         ------
    Gross profit                                     37.7           39.1           38.6           38.6
Selling, general and administrative expense          30.0           28.3           28.8           28.0
Amortization of intangibles                           1.1            1.0            1.0            0.9
Restructuring and other special charges               1.4             --            1.9             --
                                                   ------         ------         ------         ------
    Operating income                                  5.2            9.8            6.9            9.7
Gain on sale of IIMAK                                  --             --             --           10.4
Interest expense, net                                 1.8            1.5            1.6            1.5
                                                   ------         ------         ------         ------
     Income before taxes                              3.4            8.3            5.3           18.6
Taxes on income                                       0.6            2.2            1.3            4.6
                                                   ------         ------         ------         ------
     Net income                                       2.8%           6.1%           4.0%          14.0%
                                                   ======         ======         ======         ======

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

Sales were down to $138.8 and $451.2 for the three and nine months ended September 30, 2001 compared with $158.4 and $486.3 for the three and nine months ended September 30, 2000. Sales from North America decreased 18% to $71.3 for the three months ended September 30, 2001 and 16% to $229.9 for the nine months ended September 30, 2001, offset somewhat by sales growth in Asia of 8% for the nine months ended September 30, 2001.

Cost of sales for the three and nine months ended September 30, 2001 decreased to $86.5 and $277.2 compared with $96.5 and $298.6 for the three and nine months ended September 30, 2000. As a percent of sales, such cost increased to 62.3% for the three months ended September 30, 2001 compared with 60.9% for the three months ended September 30, 2000 and were 61.4% for the nine months ended September 30, 2001 and 2000, respectively.

Gross profit was $52.3 for the three months ended September 30, 2001 compared with $61.9 for the three months ended September 30, 2000. The gross profit margin was 37.7% for the three months ended September 30, 2001 compared with 39.1% for the three months ended September 30, 2000. During the nine months ended September 30, 2001, gross profit decreased to $174.0 compared with $187.7 for the nine months ended September 30, 2000. The gross profit margin was 38.6% for the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2000, gross profit was negatively impacted by $2.5 due to the recording of the Bornemann & Bick ("B&B") inventories acquired at fair value. Excluding this impact, the gross profit margin for the nine months ended September 30, 2000 would have been 39.1%.

Selling, general and administrative expense ("SG&A") was $41.6 and $129.7 for the three and nine months ended September 30, 2001 compared with $44.9 and $136.0 for the three and nine months ended September 30, 2000. As a percent of sales, SG&A was 30.0% and 28.8% for the three and nine months ended September 30, 2001 compared with 28.3% and 28.0% for the three and nine months ended September 30, 2000.

During the second quarter 2001, the Company undertook specific actions to enhance revenue growth, increase capital efficiency and lower operating costs. For the nine months ended September 30, 2001, the Company recorded $8.6 ($0.15 per share) of restructuring and other charges. The restructuring and other charges consisted of $4.1 of severance and $4.5 of other costs associated with these initiatives. As a result of these strategic initiatives, the Company will report a restructuring charge of approximately $11-12 ($0.18-$0.20 per share) in 2001 to cover severance costs for approximately 500 employees, asset write-offs and other associated costs. The remaining amounts will be reported as incurred in the fourth quarter.

Operating income was $7.2 and $31.2 for the three and nine months ended September 30, 2001 compared with $15.5 and $47.4 for the three and nine months ended September 30, 2000. The operating margins were 5.2% and 6.9% for the three and nine months ended September 30, 2001 compared 9.8% and 9.7% for the three and nine months ended September 30, 2000.

On March 9, 2000 the Company sold 92.5% of International Imaging Materials, Inc. ("IIMAK"), its thermal transfer ribbons business, for a total consideration of $127.5, which consisted of $120.0 in cash and $7.5 of IIMAK preferred stock. The sale resulted in a gain of $50.3 ($40.3 net of taxes).

Interest expense, net, was $2.5 and $7.2 (1.8% and 1.6% of sales) for the three and nine months ended September 30, 2001 compared with $2.4 and $7.3 (1.5% of sales for both) for the three and nine months ended September 30, 2000.

Income before taxes was $4.7 and $24.0 (3.4% and 5.3% of sales) for the three and nine months ended September 30, 2001 compared with $13.1 and $90.4 (8.3% and 18.6% of sales) for the three and nine months ended September 30, 2000.

The effective income tax rate was 17% and 25% for the three and nine months ended September 30, 2001 compared with 26% and 25% for the three and nine months ended September 30, 2000. Excluding the net gain on the sale of IIMAK in the amount of $40.3, the effective tax rate for the nine months ended September 30, 2000 would have been 31%.

Net income for the three and nine months ended September 30, 2001 was $3.9 and $17.9 (2.8% and 4.0% of sales) compared with $9.7 and $68.1 (6.1% and 14.0% of sales) for the three and nine months ended September 30, 2000. Excluding restructuring and other charges in 2001, and in 2000, the $2.5 million charge to cost of sales for revaluation of B&B finished goods inventory upon acquisition by the Company, as well as the gain on sale of IIMAK, net income for the three and nine months ended September 30, 2001 was $5.5 and $24.2 (4.0% and 5.4% of sales) compared with $9.7 and $29.5 (6.1% of sales for both) for the three and nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents summary cash flow information for the periods indicated:

                                                                       Nine Months Ended
                                                                       -----------------
                                                           September 30, 2001    September 30, 2000
                                                           ------------------    ------------------
Net cash provided by operating activities                         $43.1                $41.1
Net cash (used in)/provided by investing activities               (13.2)                51.4
Net cash used in financing activities                              (4.3)               (77.1)
                                                                  -----                -----
     Total change in cash (a)                                     $25.6                $15.4
                                                                  =====                =====

(a) Before exchange rate effects.

OPERATING ACTIVITIES

Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs and internal growth opportunities. The net cash provided by operating activities was $43.1 for the nine months ended September 30, 2001 compared with $41.1 for the nine months ended September 30, 2000.

Depreciation and amortization was $24.5 for the nine months ended September 30, 2001 compared with $26.1 for the nine months ended September 30, 2000.

INVESTING ACTIVITIES

Capital expenditures for the nine months ended September 30, 2001 were $16.9 compared with $18.9 for the nine months ended September 30, 2000. All new capital projects are carefully analyzed and, other than projects for employee safety and environmental improvement, are required to make a positive contribution on a net present value basis, generating an advantageous internal rate of return on invested capital. The Company anticipates that capital expenditures will be approximately $27 for the year ending December 31, 2001.

On May 18, 2000, the Company acquired the B&B group of companies for approximately $51.2. The B&B companies manufacture apparel identification products. The acquisition has been accounted for as a purchase with assets and liabilities assumed recorded at their estimated fair values at the date of acquisition. The $31.7 excess of the purchase price and transaction cost over the fair value of net assets acquired was recorded as goodwill.

On March 9, 2000 the Company sold 92.5% of IIMAK, its thermal transfer ribbons business, for a total consideration of $127.5, which consisted of $120.0 in cash and $7.5 of IIMAK preferred stock.

The Company intends to continue its growth, in part by acquisitions of other complementary or related businesses that would be of important strategic value.

FINANCING ACTIVITIES

The table below sets forth the components of total capital for the periods indicated:

                                                  September 30, 2001      December 31, 2000
                                                  ------------------      -----------------
Due to banks                                            $  1.5                $  0.9
Current maturities of long-term debt                       0.2                   0.1
Long-term debt                                           165.5                 165.8
                                                        ------                ------
  Total debt                                            $167.2                $166.8
Shareholders' equity                                     313.2                 303.3
                                                        ------                ------
   Total capital                                        $480.4                $470.1
                                                        ======                ======
Total debt as a percent of total  capital                 34.8%                 35.5%
                                                        ======                ======

At September 30, 2001, total debt as a percent of total capital was 34.8% compared with 35.5% at December 31, 2000.

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

                           PART II. OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits.

         10.1     Agreement, dated as of August 10, 2001, by and between Paxar
                  Corporation and Paul Griswold.

         10.2     Agreement, dated as of September 1, 2001, by and between Paxar
                  Corporation and Victor Hershaft.

b)       Reports on Form 8-K

         Current Report on Form 8-K, dated July 11, 2001, reporting under Item 5 that the Registrant had entered into an Employment Agreement and a Stock Repurchase Agreement with Arthur Hershaft, its Chairman, and that
         Paul Griswold, its President, would become its Chief Executive Officer effective August 10, 2001.

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

                                                 Paxar Corporation
                                                 -----------------
                                                 Registrant




                                                 By:  /s/ Jack Plaxe
                                                 -------------------
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)




                                                 November 13, 2001
                                                 ------------------
                                                 Date