Form 10-K405
period 2001-12-31
PAXAR CORP
filed 2002-03-27
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  914-697-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------   -----------------------------------------
COMMON STOCK, PAR VALUE $.10 PER SHARE  NEW YORK STOCK EXCHANGE, INC.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of March 20, 2002 was approximately $581,031,000. On such date, the closing price of the Registrant's Common Stock, as quoted on the New York Stock Exchange, was $16.73.

      The Registrant had 39,470,775 shares of Common Stock outstanding as of March 20, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-K is herein incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Shareholders scheduled to be held on April 30, 2002.

                                     PART I

ITEM 1: BUSINESS

      Paxar Corporation ("Paxar" or the "Company"), incorporated in the State of New York in 1946, is a global leader in providing innovative merchandising systems to retailers and apparel manufacturers. Paxar's "concept to checkout" capabilities, global manufacturing operations, worldwide distribution network and brand recognition are enabling the Company to increase its competitiveness and expand its market share.

      Previously, the Company reported segment financial information for Apparel Identification (labels and tags) and Labeling Solutions (bar code and price marking systems). Such reporting is no longer appropriate for the following reasons: (1) there has been a steady convergence and now exists a commonality of customers for the products of the former segments; and (2) the operations of the former segments have been integrated under common management structures. In 2001, the Company completed a strategic realignment of its core businesses into three new geographic segments consisting of North America (including the United States, Canada and Latin America), Europe and the Asia Pacific regions. (See
Note 12 of the Notes to the Consolidated Financial Statements.)

      Paxar brings to its customers a fusion of innovative fashion ideas and technological expertise to help them achieve retailing success. The Company's business includes the design, manufacture and distribution of a wide variety of tags and labels, including bar-coded labels, as well as printers and the associated supplies for customers who prefer the flexibility of creating labels and tags on an "as-needed" basis in their facilities. Product design, process reengineering and data management services are becoming more important as Paxar continues to differentiate itself as a global leader.

      The Company has core competencies that range from graphic design for tags and labels to coating, weaving, dying and finishing, design of mechanical and electronic printers, systems integration, process engineering and creation of software. The Company believes that its vertical integration enhances product quality, provides manufacturing economies and helps drive product innovation.

      The Company manufactures finished labels and tags primarily for retailers and apparel manufacturers. It also manufactures the printers, the paper and fabric substrates, and the inks for in-plant tag and label printing systems; and develops most of the operating software and all of the related application software. The Company manufactures electronic bar code systems and hand-held mechanical labelers for use in retail stores and distribution centers as well as for remote tracking applications. The Company also designs integrated systems that combine its electronic printer/scanners and specialized software for large in-store and warehouse applications, such as inventory control and distribution management. In addition, the Company provides service for its printers at customer locations worldwide and services mechanical labelers in its facilities at multiple locations.

      The Company operates globally with more than 55% of its business outside the United States. Organizationally, it manages its operations across three major geographies: North America, Europe and the Asia Pacific regions. The Company's entire array of products and services is offered for sale across each of the aforementioned geographies. During the last two years, Paxar has significantly expanded productive capacity in Turkey, Sri Lanka and China. (See "Recent Events" below for information regarding a 2002 acquisition in Mexico.) As of December 31, 2001, the Company manufactured and sold its products from approximately 55 manufacturing facilities and sales offices located in 27 countries, and employed a total of approximately 6,400 persons worldwide. In addition, the Company sells its products through independent distributors in over 50 countries in which Paxar does not sell directly to the final customer.

      During 2001, the Company implemented specific initiatives to enhance revenue growth, increase capital efficiency and lower operating costs. These initiatives included: (1) consolidation of production sites in North America and the rationalization of operations in the United Kingdom, Italy and Spain; (2) strategic unification of the sales and marketing organization and a global organizational reshaping, which resulted in a reduction of 125 managerial and administrative personnel and 350 manufacturing positions in the US, Canada, Hong Kong, the UK, Italy and Turkey; (3) establishment of the Asia Pacific region as the Company's third major geographic business segment; and (4) creation of a global business management group to support the three business geographies. In addition, the Company disposed of certain property, plant and equipment in connection with these initiatives.

ACQUISITIONS

      In December 2001, the Company acquired 100% of the capital stock of Europrint S.A., a leading designer of fashion labeling products for many of France's prestigious retailers and brand manufacturers. Europrint S.A. had sales of approximately $10 million in the 12 months prior to acquisition by the Company.

      In October 2001, the Company acquired 100% of the capital stock of Independent Machine Service, Inc., a manufacturer of a wide variety of labels and tags located in Thief River Falls, Minnesota. Independent Machine Service, Inc. had sales of approximately $6 million in the 12 months prior to acquisition by the Company.

      In September 2001, the Company acquired certain assets of U.S. Label Corporation, a provider of apparel identification products, and its foreign subsidiaries in Hong Kong and Korea following a negotiated settlement between U.S. Label Corporation and its banks. The assets purchased included two manufacturing facilities in Snow Hill, North Carolina and Holdrege, Nebraska, as well as certain inventories, machinery and equipment.

RECENT EVENTS

President and Chief Executive Officer

      In August 2001, Paul J. Griswold became the Chief Executive Officer of Paxar. Mr. Griswold, who joined the Company in February 2000, had previously served as President and Chief Operating Officer.

President, North America

      Victor Hershaft retired from the Company on December 31, 2001. Mr. Hershaft had held the position of President, North America. He continues to serve as a Director of Paxar.

      Matthew M. Mannelly joined Paxar in January 2002 as President, North America. Prior to joining the Company, Mr. Mannelly was the Chief Marketing Officer for the United States Olympic Committee. Prior to the Olympic Committee, he held general management, sales, marketing and product management positions with Nike, Inc., Sara Lee Corporation and Quaker Oats.

Acquisition of Business in Mexico

On February 6, 2002, Paxar announced that it had purchased the business and manufacturing assets of Disenos De Coleccion ("DDC") for $16.5 million. Paxar will continue to operate DDC's 70,000 square foot production facility located in Lerma, Mexico. DDC, which had approximately $10 million in annual sales, is a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers.

Stock Repurchase

      On July 30, 1998, the Company announced a stock repurchase with an authorization to repurchase $25 million of its shares. The Company subsequently increased the program to $40 million in February 1999, to $70 million in February 2000, to $100 million in August 2000 and to $150 million in November 2001. During 2001, the Company repurchased 3,238,000 common shares at an average price of $10.22 per share for a total of $33.1 million under the stock repurchase program. Additionally, since the inception of the stock repurchase program the Company repurchased 11,539,000 common shares at an average price of $9.80 per share for a total of $113.1 million, and $36.9 million remained available under the $150 repurchase program authorization as of December 31, 2001.

PRODUCTS AND SERVICES

1.    Bar Code Systems (BCS)

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

            BCS customers are primarily in the retail industry, particularly mass merchandisers, large retail stores and distribution centers. Bar coding is essential to optimization of integrated, global supply chain management solutions. In addition, bar code labels are used for price and inventory marking in stores and to pre-mark items in distribution centers.

            The Company's printers are available in handheld, portable and tabletop models.

      a.    Handheld Printers

                  The Company has brought triple functionality to handheld
            models: they can scan, print and apply bar code labels. This makes them ideal for inventory control, re-pricing and similar warehouse applications. Their ability to communicate with remote servers via radio frequency adds important functionality for mobile networking applications.

                  Some newer models, built to work in conjunction with handheld computers, are used by sales clerks in the retail store environment to create a scan-and-print system with "line busting" applications. The units can scan an item to be purchased, scan the consumer's credit card, record the sale and print a receipt; hence, eliminating the need for consumers to stand in the usual checkout line to have purchases processed at the cash register.

      b.    Portable Printers

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

      c.    Tabletop Printers

                  Tabletop bar code printers are heavy-duty machines used by manufacturers for carton and pallet labeling as goods move through the supply chain and by retailers for initial price marking in their distribution centers. These machines can print a wide range of labels and tags and are available on carts (frequently in multiple arrays) so that they can be wheeled, as needed, to appropriate locations in the warehouse or on the loading dock.

2.    Apparel Systems

            Generally, manufacturers use the Company's apparel systems to print, cut and batch large volumes of labels and tags in their facilities. Such systems are also capable of printing variable information on various fabric and paper substrates. Typically, the labels are human-readable and provide information such as brand identification, brand logo, care instructions, fiber content and country of origin for retail customers. They may also contain bar codes in addition to the aforementioned human-readable information. The Company has developed systems to put permanent bar code labels on apparel fabric using specialty stocks and inks. Permanent bar codes provide the manufacturers with information regarding the date and place of production. This information is critical in the event of customer returns.

            Paxar produces all the components of apparel systems, including printers, fabrics, inks and printing accessories such as label cutters and stackers. The sales of a system usually results in the ongoing sale of inks, fabrics, services and replacement parts to the customer.

            The newer systems give designers and retailers of branded and retail apparel and the contractors who actually fabricate the items the capability to exchange order and shipping information quickly and easily over the Internet. The Company's D2Comm software gives contractors the ability to download customer specifications for each label to be printed from a password-protected Web site and to print that information in their facilities on pre-purchased Paxar label stock.

3.    Fabric Labels

            Fabric labels and tags are the most traditional part of the Company's business. Labels are attached inexpensively to garments early in the manufacturing process. They provide brand, size, country of origin, care and content information for consumers and tracking information for retailers. The Company's creative design services capability is a very important enabler of its fabric label business.

            The Company manufactures woven labels and printed labels in its facilities around the world in proximity to customer plants. Multi-color woven labels are produced on jacquard broad looms and needle looms. Printed labels are produced on coated fabrics and narrow woven-edge fabrics made by the Company. The coating, weaving, dyeing, finishing and printing of printed labels are accomplished using proprietary processes developed by Paxar. The Company also operates printed label service bureaus around the world to provide delivery of these products on an accelerated basis, often in less than 48 hours.

            Paxar has developed many innovative specialty labels. Some incorporate security features to protect in-store merchandise from theft and to protect branded apparel from counterfeiters. Others meet industrial needs, such as the Company's LOKPRINT(TM) labels that remain legible on uniforms through repeated industrial washings. Also, a companion of a LOKPRINT(TM) was recently introduced to enable customers to create extremely durable labels with up to six colors.

4.    Graphic Tags

            The Company manufactures multi-color graphic tags around the world primarily for sale to retailers and apparel manufacturers. Generally, graphic tags are printed on paper of various specifications. The Company also provides these tags on other substrates such as plastic, translucent film and metals.

            The business is highly dependent upon the following capabilities and resources:

      a.    Creative design services;
      b.    A global presence;
      c.    Electronic global data management; and
      d.    State-of-the-art presses, die-cutters and other equipment

            Creative design services are an important value-added component of Paxar's relationship with its customers; a global presence is required to enable "source tagging" of garments by the manufacturer wherever the garments are produced; electronic global data management ensures data integrity; and having state-of-the-art presses and other equipment enables "just-in-time-delivery" of tags meeting customer specifications. The Company has these capabilities and resources and it works constantly to strengthen them.

            Manufacturers attach the tags to completed garments and provide brand and other promotional information to support point-of-sale merchandising.

            The Company also provides tags to retailers for application in their distribution centers. In these cases, the tags can be either plain black and white with a human-readable price and a bar code or a multi-color graphic tag with promotional information as well as price and other variable information. In these situations, Paxar generally preprints the multi-color tag and then puts the tag through a second print process to apply variable information, which generally includes a bar code. This two-step process allows for just-in-time delivery of large volumes of tags once the customer has knowledge of the variable information (i.e., price, department and etc.).

            As with fabric labels, the Company operates service bureaus around the world to provide customers with rapid delivery of graphic tags. Also, as with fabric labels, Paxar manufactures graphic tags that incorporate security features to protect in-store merchandise from theft and to protect branded apparel from counterfeiters.

5.    Identification and Pricing Solutions (IPS)

            IPS handheld mechanical labelers print human-readable information (letters and numbers) for retail store and distribution center price marking and promotional marking. To a lesser extent, IPS products are used for food freshness dating and for component identification in the automotive, medical and other industries. The printers are made of durable plastic materials and deliver outstanding performance over many years of use. Models range from labelers that print one line of information to those that can print three lines and up to 30 characters. In addition to manufacturing the printers, the Company produces the self-adhesive labels used in the labelers and provides service. Merchandising products, such as hangers, plastic bags and similar retail offerings, have been added to the IPS product mix.

CUSTOMERS

      A significant majority of the Company's customers are either retailers or manufacturers of branded apparel. Retailers purchase Paxar's BCS and IPS products and services for in-store item marking and to facilitate the efficient movement of goods from suppliers to consumers. In addition, retailers qualify and specify Paxar as an approved supplier of labels and tags to contractors that manufacture private label apparel for the retailers. (Private label merchandise has taken significant market share from traditional non-retailer brands in recent years.) Usually, Paxar competes with other qualified suppliers for the contractors' business; therefore, reliability and service are critically important. Generally, with the exception of IPS, branded apparel manufacturers purchase the entire range of the Company's products and services.

      No customer accounted for more than 10% of the Company's revenues or accounts receivable in either 2001 or 2000.

COMPETITION

      The Company competes on the basis of service, quality and price. Increasingly, global capabilities are of critical importance. On a global basis, the Company believes that it is the market leader in apparel systems, fabric labels and BCS products and services for retailers; that it is the number one or a close number two supplier of IPS products; and that it is among the largest suppliers of graphic tags for apparel.

SALES AND MARKETING

      A majority of the Company's sales are derived from salespersons employed by the Company who call directly upon its customers. Agents and distributors account for a less significant portion of total sales. Paxar has approximately 240 sales people in North America, approximately 160 sales people in Europe and approximately 75 sales people in the Asia pacific region. International and export distributors and commission agents perform similar functions in Europe, Africa, Far East and Latin America.

      Generally, the Company's salespersons are compensated on the basis of salary plus a bonus. Non-exclusive manufacturers' representatives sell the Company's products on a commission basis.

      IPS products are also marketed through the office-supply channel and by a catalog, which provides a cost-effective way for the Company to reach smaller retailers.

      The Company promotes its products and services through its Web site (www.paxar.com), direct mail campaigns, publication of catalogs and brochures, participation in trade shows, telemarketing and advertising, principally in trade journals.

SEASONALITY

      The Company's business does not exhibit significant seasonality.

SOURCES AND AVAILABILITY OF RAW MATERIALS

      The Company purchases fabrics, inks, chemicals, polyester film, plastic resins, electronic components, adhesive-backed papers, yarns and other raw materials from major suppliers around the world. The Company believes that such materials are in good supply and are available from multiple sources.

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

BACKLOG

      The Company's total backlog of orders was approximately $41 million and $50 million at December 31, 2001 and 2000, respectively. Backlog is not a reliable indicator of future sales activity because more than 80 percent of annual sales consist of orders that the Company typically fills within one month of receipt. The balance of the orders are for products that are ordered to individual customer specifications for delivery within two to three months.

RESEARCH AND ENGINEERING

      The Company believes that continuous product innovation helps it to compete effectively in its markets. Therefore, the Company makes substantial annual research and product engineering investments to develop new products to serve the needs of its customers. The Company had 77 research and engineering personnel at December 31, 2001.

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

EMPLOYEES

      The Company had approximately 6,400 employees worldwide at December 31, 2001. Approximately 120 production employees of the Company in several locations in the US are covered by three different union contracts, which expire at various times from June 2002 to August 2004. The Company has no recent history of material labor disputes. The Company believes that it has good employee relations.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

      The information required by this Item is incorporated by reference to the Company's Financial Statements included elsewhere in this report. (See Part IV,
Item 14, Note 12.)

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. Among others the risks and uncertainties include:

      - Worldwide economic and other business conditions that could affect demand for the Company's products in the US or international markets

      - Rate of migration of garment manufacturing industry moving from the United States and Western Europe

      -     The mix of products sold and the profit margins thereon

      -     Order cancellation or a reduction in orders from customers

      -     Competitive product offerings and pricing actions

      -     The availability and pricing of key raw materials

      -     The level of manufacturing productivity

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

ITEM 2: PROPERTIES

      The Company uses the following principal facilities in its operations:

                                                  SQUARE    OWNED/     LEASE
                            LOCATION              FOOTAGE   LEASED  EXPIRATION              USED FOR
                  ----------------------------    -------  -------  ----------  --------------------------------
                  Miamisburg, Ohio..............  347,755   Owned               Administrative and Manufacturing
                  Lenoir, North Carolina........  117,000   Owned               Administrative and Manufacturing
                  Lenoir, North Carolina........   10,000   Leased     Monthly  Manufacturing
                  Lenoir, North Carolina........   38,400   Leased        2004  Warehousing
                  Lenoir, North Carolina........   17,180   Leased        2002  Warehousing
                  Snow Hill, North Carolina.....   53,325   Owned               Manufacturing
                  Huber Heights, Ohio...........  104,000   Owned               Administrative and Manufacturing
                  Sayre, Pennsylvania...........  182,000   Owned               Administrative and Manufacturing
                  Sayre, Pennsylvania...........   36,000   Leased     Monthly  Administrative and Manufacturing
                  Sayre, Pennsylvania...........   35,000   Leased        2002  Administrative and Manufacturing
                  Hillsville, Virginia..........   48,630   Leased        2006  Manufacturing
                  Hillsville, Virginia..........   33,108   Owned               Manufacturing
                  Thief River Falls, Minnesota .   28,000   Leased        2004  Administrative and Manufacturing
                  Holdrege, Nebraska............   37,145   Owned               Manufacturing
                  Holdrege, Nebraska............   14,500   Leased        2004  Warehousing
                  Runcorn, England..............   37,237   Leased        2005  Administrative and Manufacturing
                  Runcorn, England..............   38,349   Leased        2011  Manufacturing
                  Runcorn, England..............   21,525   Leased        2005  Manufacturing
                  Harlow, England...............   66,000   Leased        2013  Administrative and Manufacturing
                  Nottingham, England...........   28,606   Owned               Administrative and Manufacturing
                  Congleton, England............   26,300   Owned               Administrative and Manufacturing
                  Sileby, England...............   20,052   Owned               Manufacturing
                  London, England...............   31,590   Leased        2003  Administrative
                  Ancarano, Italy...............  100,310   Owned               Administrative and Manufacturing
                  Capri, Italy..................   16,684   Leased        2006  Administrative and Manufacturing
                  Sprockhovel, Germany..........   20,341   Leased        2006  Administrative and Manufacturing
                  Lohne, Germany................   17,004   Leased        2012  Administrative and Manufacturing
                  Fontenay Sous Bois, France....   27,954   Leased        2002  Administrative and Manufacturing
                  Mexico City, Mexico...........   58,599   Owned               Administrative and Manufacturing
                  Ontario, Canada...............   37,169   Leased        2008  Administrative and Warehousing
                  Antioquia, Columbia...........   21,667   Leased        2003  Administrative and Warehousing
                  Cortes, Honduras..............   19,145   Leased        2003  Manufacturing
                  Hong Kong.....................  112,944   Leased        2002  Administrative and Manufacturing
                  Hong Kong.....................   57,803   Leased        2003  Administrative and Manufacturing
                  Sri Lanka.....................  130,680   Leased        2047  Administrative and Manufacturing
                  Guangdong, China..............   58,979   Owned               Administrative and Manufacturing
                  Panyu, China..................   80,169   Leased        2002  Manufacturing

      In addition to the above facilities, the Company has other administrative and manufacturing facilities and sales offices located throughout the world.

      The Company believes that its facilities are adequate to maintain its existing business activities.

EXECUTIVE OFFICERS OF THE REGISTRANT:

      Arthur Hershaft, 64, Chairman of the Board of Directors since 1986.

      Paul J. Griswold, 50, President and Chief Executive Officer since August 2001 and President and Chief Operating Officer since

      February 2000. Prior to that time, he was Senior Vice President-Protective Packaging and International Operations at Pactiv Corporation, formerly Tenneco Packaging. He joined Tenneco in 1994.

      Jack R. Plaxe, 60, Senior Vice President and Chief Financial Officer since December 1997. He had been Vice President and Chief Financial Officer of the Company from August 1993 through March 1997.

      John P. Jordan, 56, Vice President and Treasurer since August 1998. Prior to that time, he was Vice President and Treasurer of Amscan Inc., which he joined in 1987.

      Larry M. Segall, 46, Vice President and Controller since November 2001. Prior to that time, he was Senior Vice President-Finance and Administration of Vitamin Shoppe Industries, Inc. from October 1997 until joining the Company and prior to that, was Senior Vice President of Tiffany & Co., which he joined in 1985.

      Robert S. Stone, 64, Vice President, General Counsel and Secretary since September 1999. Prior to that time, he was Of Counsel to the law firm of Jackson Lewis Schnitzler & Krupman from May 1997 until joining the Company and prior to that, was a member of the IBM Law Department since 1962.

      Each of the foregoing executive officers, except for Mr. Hershaft and Mr. Griswold, serves at the pleasure of the Board of Directors. Mr. Hershaft is employed under an employment agreement that expires on December 31, 2005, and Mr. Griswold is employed under an employment agreement that expires on February 28, 2005. Mr. Griswold's agreement may be extended for an additional five years.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Company's common stock is traded on the New York Stock Exchange using the symbol "PXR." The following table sets forth the 2001 and 2000 high and low sales prices of the Company's common stock as reported on the New York Stock Exchange for the periods indicated.

                                             SALES PRICES
                                           ---------------
                                            HIGH     LOW
                                           ------   ------
                      CALENDAR YEAR 2001
                        First Quarter ..   $12.50   $ 9.44
                        Second Quarter .    14.40    10.35
                        Third Quarter ..    14.30    10.80
                        Fourth Quarter .    14.24    10.20
                      CALENDAR YEAR 2000
                        First Quarter ..   $10.42   $ 8.25
                        Second Quarter .    11.94     9.62
                        Third Quarter ..    13.06     8.37
                        Fourth Quarter .    10.37     6.50

      As of March 20, 2002, there were approximately 1700 record holders of the Company's common stock.

      The Company has never paid any cash dividends on its Common Stock and has no present intention of doing so.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data as of and for the five-year period ended December 31, 2001 have been derived from the

Company's Consolidated Financial Statements. These data should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

      All data, except employee and per share data, are in millions.

                                                                 2001         2000         1999         1998        1997 (d)
                                                               ---------    ---------    ---------    ---------    ---------
                  OPERATING RESULTS
                  Sales ....................................   $   610.6    $   645.4    $   661.8    $   611.6    $   567.2
                  Income before extraordinary item .........        18.8         77.5         33.4         33.6         17.2
                  Net income ...............................        18.8         77.5         33.4         33.6          8.6
                  Basic earnings per share (a):
                  Income before extraordinary item .........        0.45         1.74         0.72         0.69         0.36
                  Net income ...............................        0.45         1.74         0.72         0.69         0.18
                  Diluted earnings per share (a):
                  Income before extraordinary item (b) .....        0.44         1.73         0.71         0.68         0.35
                  Net income ...............................        0.44         1.73         0.71         0.68         0.17
                  FINANCIAL CONDITION
                  Property, plant and equipment, net .......   $   145.2    $   150.2    $   205.3    $   193.6    $   187.1
                  Total assets .............................       583.8        603.4        621.9        581.4        586.6
                  Total debt ...............................       166.4        166.8        208.7        207.1        241.5
                  Shareholders' equity .....................       286.1        303.3        281.9        266.2        236.6
                  Total debt as a percent of total capital .        36.8%        35.5%        42.5%        43.8%        50.5%
                  FINANCIAL STATISTICS
                  Effective income tax rate ................        17.2%        23.2%        32.9%        30.0%        34.1%
                  Return on average shareholders' equity (c)         6.4%        26.4%        12.2%        13.4%         3.9%
                  OTHER DATA
                  Operating cash flow ......................   $    53.5    $    69.8    $    72.7    $    68.5    $    29.3
                  Capital expenditures .....................        24.2         32.2         31.9         35.7         30.3
                  Depreciation and amortization ............        32.8         31.9         38.3         32.7         27.1
                  Stock dividends ..........................        None         None         None         None           25%
                  Cash dividends ...........................        None         None         None         None         None
                  Number of employees at year end ..........       6,400        6,000        5,900        4,950        4,800
                  Weighted average shares outstanding,
                    Diluted (a) ............................        42.4         44.8         47.2         49.4         49.7
                  Shares outstanding (a)  ..................        38.9         42.1         46.7         47.9         48.4
                  Book value per share (a) .................   $    7.35    $    7.20    $    6.04    $    5.56    $    4.89

----------

(a)   Adjusted to reflect stock dividend made in 1997.

(b) Excluding non-recurring charges in 2001, 2000, 1999 and 1997, $7.3 ($4.7 after taxes) of post-employment benefit costs in 2001, and $2.5 ($1.7 after taxes) due to recording of Bornemann & Bick inventories at fair value and $50.3 ($40.3 after taxes) of gain on sale of International Imaging Materials, Inc. in 2000, diluted earnings per share would have been $0.76 in 2001, $0.90 in 2000, $0.78 in 1999 and $0.74 in 1997.

(c) Excluding non-recurring charges in 2001, 2000, 1999 and 1997, $7.3 ($4.7 after taxes) of post-employment benefit costs in 2001, $50.3 ($40.3 after taxes) of gain on sale of International Imaging Materials, Inc. in 2000, and extraordinary charges in 1997, return on average shareholders' equity would have been 10.9% in 2001, 13.1% in 2000, 13.0% in 1999 and 15.5% in
      1997.

(d) Retroactive effect of change in accounting from last-in, first-out basis to first-in, first-out basis for a portion of the inventory.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      All references to years relate to fiscal years ended on December 31 and all amounts in the following discussion are stated in millions, except share and per share data.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management has identified the following policies and estimates as critical to the Company's business operations and the understanding of the Company's results of operations. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION

      The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," in December 1999. The Company adopted SAB No. 101, as amended, in the fourth quarter of 2000. SAB No. 101 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and
(4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and services rendered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

SALES RETURNS AND ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of the Company's revenue for any period if management had made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt, customer concentrations, customer creditworthiness, current trends and changes in the Company's customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balance at December 31, 2001 was $100.9, net of sales returns and allowances of $1.2 and allowance for doubtful accounts of $8.1.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

      Management assesses the impairment of long-lived assets, identifiable intangibles and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors management considers important which could trigger an impairment include the following: (1) significant under-performance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business;
(3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value.

      If management determines that the carrying value of long-lived assets and intangibles and related goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, management assesses the existence of an impairment by comparing the carrying value of the underlying assets with the estimated undiscounted future operating cash flows. If such impairment is found to exist, management measures it based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. Long-lived assets, net intangible assets and goodwill amounted to $326.9 as of December 31, 2001.

      On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective, and as a result, the Company will cease to amortize goodwill. The amortization of goodwill the Company recorded in 2001 was $6.0 and would have been approximately the same amount in 2002. In lieu of amortization, the Company is required to complete an initial impairment assessment of its goodwill by no more than six months after the adoption of SFAS No. 142 and perform an annual impairment review thereafter. Management expects to complete the initial impairment assessment of goodwill before the end of the second quarter of 2002. There can be no assurance that at the time the impairment assessment is completed, a material impairment charge will not be recorded. In 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," also became effective and it provides further implementation guidance relative to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company has adopted SFAS No. 144 in the first quarter of 2002 and determined that SFAS No. 144 will not have a material adverse impact on its results of operations or financial position.

ACCOUNTING FOR INCOME TAXES

      As part of the process of preparing the Company's consolidated financial statements, management is required to estimate the income taxes in each jurisdiction in which the Company operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the Company's consolidated balance sheet. Management must then assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income, and to the extent that management believes that recovery is not likely, the Company must establish a valuation allowance. If the Company establishes a valuation allowance or increases this allowance during any period, the Company must include this amount as an expense within the tax provision on the consolidated statement of income. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred assets. The valuation allowance is based on management's estimates of the taxable income in the jurisdictions in which the Company operates and the period over which the Company's deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its results of operations. The net deferred tax asset as of December 31, 2001 was $7.3, net of a valuation allowance of $5.8.

RESULTS OF OPERATIONS

OVERVIEW

      In order to better serve a customer base consisting of retailers and apparel manufacturers, the Company during the second half of 2001 completed a strategic realignment of its core businesses into three geographic segments consisting of North America, Europe, and the Asia Pacific regions. The cornerstone of this initiative involved combining and unifying the previously separate Apparel Identification (labels and tags) and Labeling Solutions (bar code and price marking systems) business segments under a single sales and marketing organization. Structurally, the Company is now aligned in a geographic orientation across all product lines representing a significant change from the former single product, single region view. Management initiated this effort in direct response to a number of major forces impacting the Company's customer base including: (1) globalization, as manufacturers continue to migrate production outside the US and Europe and require greater product consistency and systems coordination; (2) global retail consolidation and the strengthening of private label retail brands; and (3) complexity fueled by a lengthening supply chain and the need to increase the speed to market. The Company believes that managing the business in a consistent manner across three geographic regions and presenting a single face globally make it easier for customers to conduct business with the Company. The Company also believes that by doing so, it responds directly to the needs of its customers, provides them with the products and services that are consistent in quality, look and feel, and enhance the Company's value proposition to both its current and prospective customers.

      The Company's results of operations for the years ended December 31, 2001, 2000 and 1999, respectively, in dollars and as a percent of sales are presented below:

                                                                 2001                2000                1999
                                                           ----------------    ----------------    ----------------
            Sales ......................................   $  610.6   100.0%   $  645.4   100.0%   $  661.8   100.0%
            Cost of sales ..............................      376.1    61.6       394.6    61.1       407.2    61.5
                                                           --------   -----    --------   -----    --------   -----
                 Gross profit ..........................      234.5    38.4       250.8    38.9       254.6    38.5
            Selling, general and administrative expenses      182.6    29.9       182.8    28.3       179.5    27.1
            Amortization of intangibles ................        6.0     1.0         5.7     0.9         6.1     0.9
            Integration/restructuring and other costs ..       13.3     2.2         1.9     0.3         5.0     0.8
                                                           --------   -----    --------   -----    --------   -----
                 Operating income ......................       32.6     5.3        60.4     9.4        64.0     9.7
            Gain on sale of IIMAK ......................         --      --        50.3     7.7          --      --
            Interest expense, net ......................        9.9     1.6         9.8     1.5        14.2     2.2
                                                           --------   -----    --------   -----    --------   -----
            Income before taxes ........................       22.7     3.7       100.9    15.6        49.8     7.5
            Taxes on income ............................        3.9     0.6        23.4     3.6        16.4     2.5
                                                           --------   -----    --------   -----    --------   -----
                 Net income ............................   $   18.8     3.1%   $   77.5    12.0%   $   33.4     5.0%
                                                           ========   =====    ========   =====    ========   =====

      Throughout 2001, the Company was impacted by a challenging economic environment, the first global recession in a decade, and a marked downturn in retail sales. The Company's customers placed fewer orders as they attempted, management believes, to manage their inventories in response to weakness in their markets. As a result, the Company's sales decreased 5.4% to $610.6 in 2001 from $645.4 in 2000. Excluding the impact of the operations of International Imaging Materials, Inc. ("IIMAK"), a business which was determined to be non-strategic and sold in early 2000 (see Note 4 of Notes to Consolidated Financial Statements), sales declined 3.3% from the prior year. There can be no assurance as to the extent or duration of this cyclical downturn or as to its impact on the Company. In 2001, the Company took non-recurring charges totaling $13.3 to implement major restructuring initiatives. The Company also took actions to control selling, general and administrative expenses ("SG&A") and reduce capital expenditures in response to these adverse trends. Operating income was $32.6 in 2001 compared with $60.4 in 2000. As a percent of sales, operating income was 5.3% in 2001 and 9.4% in 2000. Excluding the impact of the operations of IIMAK in 2000, non-recurring charges in 2001 and 2000, $7.3 of post-employment benefit costs (see Note 16 of Notes to Consolidated Financial Statements) in 2001, and $2.5 due to recording of Bornemann & Bick ("B&B") inventories at fair value in 2000, operating income was $53.2 in 2001 compared with $62.7 in 2000, or as a percent of sales, 8.7% in 2001 and 9.9% in 2000.

      Throughout the downturn, the Company continued to support its customers around the world and to fund key research and engineering programs for future growth. In response to customer needs and as a result of the Company's research and engineering activities, the Company successfully introduced a number of new products during 2001.

      In 2000, sales decreased 2.5% to $645.4 from $661.8 in 1999, while operating income was $60.4 in 2000 compared with $64.0 in 1999. As a percent of sales, operating income was 9.4% in 2000 and 9.7% in 1999. Excluding the operations of IIMAK and non-recurring charges both in 2000 and 1999, as well as $2.5 due to recording of B&B inventories at fair value in 2000, sales increased 8.7% to $631.6 in 2000 from $581.0 in 1999, and operating income was $62.7 or 9.9% of sales in 2000 and $56.5 or 9.7% of sales in 1999.

      Management believes that acquisitions will continue to be a fundamental element of the Company's growth. During 2001, the Company continued to integrate and assimilate the operations of prior acquisitions. In addition, during the second half of 2001, the Company acquired certain assets and foreign operations of U.S. Label Corporation, a provider of apparel identification products with operations in the US, Hong Kong and Korea; Independent Machine Service, Inc., a manufacturer of a wide variety of labels and tags in the US; and Europrint S.A., a leading designer of fashion labeling products for many of France's prestigious retailers and brand manufacturers.

SALES

      The following table shows sales by geographic operating segment:

                                                     2001                2000                1999
                                               ----------------    ----------------    ----------------
            Sales to unaffiliated customers:
            North America ..................   $  322.2    52.8%   $  365.0    56.6%   $  426.9    64.5%
            Asia Pacific ...................      125.6    20.5       118.1    18.3        84.6    12.8
            Europe .........................      162.8    26.7       162.3    25.1       150.3    22.7
                                               --------   -----    --------   -----    --------   -----
                      Total ................   $  610.6   100.0%   $  645.4   100.0%   $  661.8   100.0%
                                               ========   =====    ========   =====    ========   =====

      North America sales include sales delivered through Company operations in the US, Canada and Latin America. Excluding sales of IIMAK of $13.8 in 2000 and $80.8 in 1999, sales declined $29.0 or 8.3% in 2001 and increased $5.1 or 1.5% in 2000. Management attributes the decline in 2001 to challenging economic and retail conditions that resulted in fewer orders and smaller average transaction size and generally reduced customer demand for the entire range of the Company's products. Management also points to a sales migration trend that strengthened significantly in 2000 and continued into 2001 despite the global reach of the recession. The Company's customers have steadily moved their production outside the US where they have realized labor and cost efficiencies. In order to remain competitive in a rapidly changing global business environment, the Company has aggressively expanded its operations to wherever its major customers are. This has resulted in a shift in sales mix primarily to the Company's Asia Pacific region. The sales decline in 2001 was offset somewhat by $9.3 of sales generated by two companies acquired during 2001. In 2000, the increase was entirely attributable to growth in Latin America sales.

      The Asia Pacific region is comprised of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, and Australia. Sales in the region increased 6.4% and 39.6% in 2001 and 2000, respectively. This region has benefited significantly from the steady and continued migration of the Company's customers who have moved their production outside the US and Europe to take advantage of low labor costs combined with superior skill sets and performance. Management attributes the sales increase to incremental sales migration from North America and Europe of approximately $8.0 and $3.0, respectively, in 2001 and approximately $14.0 and $15.0, respectively, in 2000. In 2001, approximately $13.0 of aggregate sales increase consisted of approximately $11.0 of sales migration and approximately $2.0 of incremental sales related to an acquisition made in early-2000 and was offset by a sales decline of approximately $5.5, primarily in Singapore and Australia. In 2000, the sales increase was attributable to approximately $29.0 of sales migration and approximately $4.5 of incremental sales related to an acquisition made in that year.

      Europe's sales in 2001, which include sales delivered through Company operations in eight countries, were flat when compared with 2000. The sales decline in 2001 of $13.8 in the United Kingdom was offset by $7.5 of incremental sales related to an acquisition made in early-2000 (see Notes 3 and 12 of Notes to Consolidated Financial Statements) and by sales increase of $6.8, occurring primarily in Turkey and France. Management notes that Europe was similarly impacted by the global recession in 2001. In addition, the Company experienced intra-continent sales migration to emerging markets such as Turkey, as well as to the Asia Pacific region, as manufacturers sought to maximize production efficiencies. In 2000, the sales increase of 8.0% consisted of incremental sales of $21.3 related to an acquisition made in that year and a sales increase of $5.5, occurring primarily in Turkey and Spain, offset by a sales decline of $14.8 in the UK.

GROSS PROFIT

      Gross profit, as a percent of sales, decreased in 2001 to 38.4% from 39.2% (excluding the impact of a fair value adjustment to inventories in connection with an acquisition) in 2000 and increased in 2000 from 38.5% in 1999. The decrease in 2001 was primarily due to price compression and more frequent and costly production runs on smaller orders. Management's ongoing strategy includes implementing process improvements to reduce costs in all of its manufacturing facilities, continued streamlining and asset rationalization of its manufacturing facilities, and transferring production to new and emerging markets in order to maximize cost and labor efficiencies.

SG&A

      SG&A, as a percent of sales, was 29.9% in 2001 and 28.3% in 2000. During 2001, certain key executives of the Company signed employment agreements under which the Company is obligated to provide post-employment benefits. In connection with these agreements, the Company recorded $7.3 of post-employment benefit costs in 2001 as SG&A (see Note 16 of the Notes to Consolidated Financial Statements). Excluding the post-employment benefit costs, SG&A, as a percent of sales, would have been 28.7% in 2001. SG&A, as a percent of sales, was 27.1% in 1999. The increasing trend since 1999 is attributed to incremental staffing and other fixed costs necessary to support the Company's expanded geographic presence, a loss of leverage due to sales decreases, and certain incremental expenses from companies acquired in 2001 and 2000. Management's ongoing objective is to control absolute SG&A dollars and further reduce the ratio of SG&A to sales by leveraging sales growth against the Company's fixed expense base.

INTEGRATION/RESTRUCTURING AND OTHER COSTS

      During 2001, the Company implemented specific initiatives to enhance revenue growth, increase capital efficiency and lower operating costs. As a result, the Company recorded $13.3 (before taxes) of integration/restructuring and other costs. Of this amount, $11.9 pertained to: (1) integration of certain manufacturing facilities and the consolidation of production sites as the Company closed and sold two manufacturing locations in North America and rationalized its operations in the UK, Italy and Spain; (2) strategic unification of the sales and marketing organization and a global organizational reshaping, which resulted in severance for 125 managerial and administrative personnel and 350 manufacturing positions in the US, Canada, Hong Kong, the UK, Italy and Turkey; (3) establishment of the Asia Pacific as the Company's third major geographic business region; and (4) creation of a global business management group to support the three geographic business regions. In addition, the Company disposed of certain property, plant and equipment in connection with these initiatives and recorded a net write-off of $1.4 in 2001. During 2000, the Company recorded $1.9 (before taxes) of integration/restructuring and other costs. Of this amount, $0.9 pertained to the integration of certain facilities and severance for personnel in Europe. The remaining $1.0 pertained to the severance for personnel as well as other costs associated with the Company's decision to discontinue the supplies manufacturing operation in Canada. During 1999, the Company recorded $5.0 (before taxes) of integration/restructuring and other costs pertaining to costs of consolidating and streamlining facilities and severance for personnel in the US and the UK.

OPERATING INCOME

      Operating income was $32.6 in 2001 compared with $60.4 in 2000. As a percent of sales, operating income was 5.3% in 2001 and 9.4% in 2000. Excluding the impact of the operations of IIMAK in 2000, non-recurring charges in 2001 and 2000, $7.3 of post-employment benefit costs in 2001, and $2.5 due to recording of B&B inventories at fair value in 2000, operating income was $53.2 in 2001 compared with $62.7 in 2000, or as a percent of sales, 8.7% in 2001 and 9.9% in 2000. Operating income was $60.4 in 2000 compared with $64.0 in 1999. As a percent of sales, operating income was 9.4% in 2000 and 9.7% in 1999. Excluding the operations of IIMAK and non-recurring charges both in 2000 and 1999, as well as $2.5 due to recording of B&B inventories at fair value in 2000, operating income was $62.7 in 2000 and $56.5 in 1999, or 9.9% of sales in 2000 and 9.7% of sales in 1999. On a reportable operating segment basis, operating income, as a percent of sales, was as follows: North America (excluding the operations of IIMAK in 2000 and 1999 and non-recurring charges in 2001, 2000 and 1999) was 10.4%, 11.1% and 12.5% in 2001, 2000 and 1999, respectively; Asia Pacific (excluding non-recurring charges in 2001, 2000 and 1999) was 23.5%, 24.0% and 23.3% in 2001, 2000 and 1999, respectively; and Europe (excluding non-recurring charges in 2001, 2000 and 1999) was 6.3%, 7.5% and 5.6% in 2001, 2000 and 1999,
respectively.

GAIN ON SALE OF IIMAK

      During 2000, the Company sold 92.5% of IIMAK for $127.5, which included $120.0 in cash and $7.5 of IIMAK preferred stock. The sale resulted in a gain of $50.3 ($40.3, net of taxes).

INTEREST EXPENSE, NET

      Interest expense, net, related primarily to long-term debt, increased slightly to $9.9 in 2001 and decreased to $9.8 in 2000 from $14.2 in 1999. The decrease of $4.4 in 2000 resulted primarily from debt repayments made out of a portion of the proceeds from the sale of IIMAK in March 2000 and additional interest income on investment of the remaining proceeds. Based on current plans, management expects interest expense to increase in 2002 due to reduced amounts of cash and cash equivalents and lower rates of return available on invested cash.

TAXES ON INCOME

      The effective tax rate was 17.2% in 2001 compared with 23.2% in 2000 and 32.9% in 1999. The declining rates reflect a shift in the geographic business mix toward lower tax rate jurisdictions. In addition, the 2001 effective tax rate was reduced by incremental integration/restructuring and other costs and post-employment benefit costs to which higher tax rates applied. The tax rate in 2001 was also reduced as a result of a settlement with IIMAK (see Note 9 of the Notes to Consolidated Financial Statements). The 2000 effective tax rate reflects the benefit of various tax versus book basis items related to the sale of IIMAK.

LIQUIDITY AND CAPITAL RESOURCES

      The table below presents summary cash flow information for the years indicated:

                                                                             2001        2000        1999
                                                                           --------    --------    --------
                  Net cash provided by operating activities ............   $   53.5    $   69.8    $   72.7
                  Net cash provided by (used in) investing activities ..      (28.1)       38.1       (46.1)
                  Net cash used in financing activities ................      (34.3)      (94.1)      (12.0)
                                                                           --------    --------    --------
                            Total change in cash and cash equivalents(a)   $   (8.9)   $   13.8    $   14.6
                                                                           ========    ========    ========

----------

(a)   Before the effect of exchange rate changes on cash.

OPERATING ACTIVITIES

      Cash provided by operating activities is the Company's primary source of funds to finance operating needs and growth opportunities. The Company's revolving credit agreement provides additional liquidity for seasonal and specific-purpose expenditures. The Company believes that cash generated from operations and the availability under its revolving credit agreement provide sufficient liquidity to support its planned business activities.

      Working capital and the corresponding current ratio were $132.2 and 2.3:1 and $123.6 and 2.0:1 at December 31, 2001 and 2000, respectively. The increase in working capital from 2000 to 2001 resulted primarily from increases in deferred tax assets and other current assets and reductions in current liabilities, offset by reductions in accounts receivable and inventories.

      Net cash provided by operating activities decreased to $53.5 in 2001 from $69.8 in 2000 due to lower net income and income tax liabilities, partially offset by decreases in accounts receivable and inventories resulting from the Company's initiatives to optimize working capital.

      Net cash provided by operating activities decreased to $69.8 in 2000 from $72.7 in 1999 as a result of inventory increases related to the acquisition of B&B in 2000 and lower depreciation and amortization in 2000, somewhat offset by increased net income and the Company's initiatives to reduce inventories and accounts receivable in its ongoing operations.

INVESTING ACTIVITIES

      Investing activities during 2001 primarily consisted of the acquisitions of U.S. Label Corporation, Independent Machine Service, Inc., and Europrint S.A., continued production machinery upgrades and the Enterprise Resource Planning ("ERP") system conversions and growth and expansion of the Company's operations in the Asia Pacific, Latin America and Europe/North Africa markets.

      Net cash provided by investing activities in 2000 resulted from net proceeds from the sale of 92.5% of IIMAK, offset by the cost of the Company's acquisition of B&B group of companies, continued upgrade of production equipment, the costs associated with growth and expansion of the Company's operations in the Asia Pacific region and Latin America and continued investment in the ERP system conversions.

      Cash was used in investing activities during 1999 for the acquisition of Ferguson International PLC and for purchases of production machinery to upgrade equipment used in its US and European operations and to accommodate the Company's growth and expansion in the Asia Pacific markets. The Company also began conversion to new ERP systems in several of its operating locations.

      The Company anticipates that its capital expenditures during 2002 will be approximately $30.0 to continue upgrading existing operations, installing its ERP systems and for continued expansion in the Asia Pacific, Latin America and Europe/North Africa markets.

MATERIAL COMMITMENTS

      Rental expense for all operating leases amounted to $6.9 in 2001, $6.2 in 2000 and $6.4 in 1999. Minimum rental commitments for all non-cancelable operating leases for the years 2002-2006 are $5.6, $3.6, $2.6, $2.0 and $1.3, respectively. The minimum total rental commitment for all years subsequent to 2006 is $6.1. (See Note 17 of Notes to Consolidated Financial Statements.)

FINANCING ACTIVITIES

      The components of total capital as of December 31, 2001, 2000 and 1999, respectively, are presented below:

                                                               2001        2000        1999
                                                             --------    --------    --------
                  Due to banks ...........................   $    0.4    $    0.9    $   45.0
                  Current maturities of long-term debt ...        0.1         0.1         0.3
                  Long-term debt .........................      165.9       165.8       163.4
                                                             --------    --------    --------
                  Total debt .............................      166.4       166.8    $  208.7
                  Shareholders' equity ...................      286.1       303.3       281.9
                                                             --------    --------    --------
                  Total capital ..........................   $  452.5    $  470.1    $  490.6
                                                             ========    ========    ========
                  Total debt as a percent of total capital       36.8%       35.5%       42.5%
                                                             ========    ========    ========

      On July 30, 1998, the Company announced a stock repurchase plan with an authorization to repurchase $25 of its shares. The Company subsequently increased the program to $40 in February 1999, to $70 in February 2000, to $100 in August 2000 and to $150 in November 2001.

      In 2001, the Company's financing activities consisted of the repurchase of 3,238,000 shares under the stock repurchase program and the repurchase of an additional 400,000 shares in a related party transaction (see Note 19 of Notes to Consolidated Financial Statements) for a total cost of $38.5 at an average price of $10.57 per share. Since the inception of the stock repurchase program the Company repurchased 11,539,000 of its shares at an average price of $9.80 per share for a total of $113.1, and $36.9 remained available under the $150 repurchase program authorization as of December 31, 2001. The Company may repurchase additional shares depending on market price and other market conditions.

      During 2000, the Company repaid the outstanding balance of $49.4 under its revolving credit agreement out of the net proceeds from the sale of 92.5% of IIMAK and repurchased 5,035,000 shares of its common stock under its stock repurchase program for $51.0 at an average price of $10.14 per share.

      During 1999, the Company's financing activities consisted of repurchase of 1,831,000 shares of the Company's common stock for $15.8 at an average price of $8.68 per share.

MARKET RISK

      This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. The Company's success in achieving the objectives and expectations is somewhat dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates.

      The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (1) that there are no substantial adverse changes in the exchange relationship between the British Pound Sterling or the Euro and the US Dollar; (2) that low or negative economic growth, particularly in the US, the UK or in Europe, will not occur and affect consumer spending in those countries; (3) that there will continue to be adequate supply of the Company's raw materials and components at economic terms; (4) that its new ERP systems can be successfully integrated into the Company's operations;
(5) that the Company can continue to expand its manufacturing and distribution capacity in developing markets; and (6) that there are no substantial adverse changes in the political climates of developing and other countries in which the Company has operations and countries in which the Company will endeavor to establish operations in consort with its major customers' migrations to lower-production-cost countries.

      In the normal course of business, the Company is exposed to interest rate and foreign currency exchange rate risks that could impact its results of operations. The Company may reduce its market risk exposures by creating offsetting positions through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading purposes.

      A 10% change in interest rates affecting the Company's floating rate debt instruments would have an insignificant impact on the Company's pretax earnings and cash flows over the next fiscal year. Such a move in interest rates would have no effect on the fair value of the Company's floating rate debt instruments. In addition, all of the Company's derivatives have high correlation with the underlying exposure and are highly effective in offsetting underlying currency movements. Accordingly, changes in derivative fair values are expected to be offset by changes in value of the underlying exposures.

      The Company sells its products in many countries and a substantial portion of its net sales and costs and expenses are denominated in foreign currencies. A significant portion of the Company's sales in 2001 was derived from customers located outside the US, principally in Europe and the Asia Pacific, where the Company also manufactures its products. This exposes the Company to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers and global apparel manufacturers that have historically paid their accounts receivable balances with the Company.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The information called for by this item is set forth under the heading "Market Risk" in Management's Discussion and Analysis contained in Item 7 above which information is hereby incorporated by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial information required by Item 8 is included elsewhere in this report. (See Part IV, Item 14.)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND ON FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 30, 2002. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

ITEM 11: EXECUTIVE COMPENSATION

      Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 30, 2002.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 30, 2002.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 30, 2002.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents

                  1. FINANCIAL STATEMENTS--
                    Statement of Management Responsibility for Financial Statements ......  F-1
                    Report of Independent Public Accountants .............................  F-2
                    Consolidated Balance Sheets as of December 31, 2001 and 2000 .........  F-3
                    Consolidated Statements of Income for the years ended December
                       31, 2001, 2000 and 1999 ...........................................  F-4
                    Consolidated Statements of Shareholders' Equity and Comprehensive
                       Income for the years ended December 31, 2001, 2000 and 1999 .......  F-5
                    Consolidated Statements of Cash Flows for the years ended
                       December 31, 2001, 2000 and 1999 ..................................  F-6
                    Notes to Consolidated Financial Statements ...........................  F-7 to F-18
                  2. FINANCIAL STATEMENT SCHEDULE--
                    Schedule II-- Valuation and Qualifying Account .......................  F-19

----------
NOTES

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

      (b) Report on Form 8-K

                  Current Report on Form 8-K, dated November 28, 2001, reporting under Item 5 that the Registrant had increased its share repurchase program and repurchased 3 million shares from an institutional investor.

      (c) Exhibits

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

                  10.2 Employment Agreement, dated as of December 16, 1986, between Registrant and Arthur Hershaft.(C)
                  10.3   Employment Agreement, dated February 13, 1989, between
                         Registrant and Victor Hershaft.(D)
                  10.4   Amendment dated as of October 1, 1998 to the Employment
                         Agreement, dated as of February 13, 1989 between Registrant and Victor Hershaft.(Q)
                  10.5   Employment Agreement dated as of February 28, 2000
                         between Registrant and Paul J. Griswold.(V)
                  10.6   Change of Control Employment Agreement dated as of
                         April 20, 1999, between the Registrant and Jack
                         Plaxe.(R)
                  10.7   Registrant's 1990 Employee Stock Option Plan.(F)
                  10.8   Registrant's 1997 Incentive Stock Option Plan.(N)
                  10.9   Registrant's 2000 Long-Term Performance and Incentive
                         Plan.(T)
                  10.10  Deferred Compensation Plan for Directors.(O)
                  10.11 Omnibus Purchase and Sale Agreement dated June 6, 1995 by and between Pitney Bowes Inc., Monarch Marking
                         Systems, Inc., Pitney Bowes Marking Systems Ltd.,
                         Pitney Bowes International Holdings Inc., Pitney Bowes
                         France S.A. and Monarch Acquisition Corp.(H)
                  10.12 Stock Purchase Agreement dated as of December 20, 1996 between the Registrant and Odyssey Partners, L.P.(I)
                  10.13  Amendment No. 1 to Stock Purchase Agreement dated as of
                         March 3, 1997 between the Registrant and Odyssey
                         Partners, L.P.(I)
                  10.14 Agreement and Plan of Merger dated as of March 3, 1997 by and among the Registrant, Monarch Holdings, Inc., Thomas Loemker and John W. Paxton.(J)
                  10.15 Registration Rights Agreement dated as of March 3, 1997 between the Registrant and Odyssey Partners, L.P.(J)
                  10.16  Credit Agreement dated March 3, 1997.(K)
                  10.17 Agreement and Plan of Merger dated as of July 15, 1997, among the Registrant, Ribbon Manufacturing, Inc., and
                         International Imaging Materials, Inc.(L)
                  10.18  Amended and Restated Credit Agreement dated as of
                         August 11, 1998.(P)
                  10.19  Note Purchase Agreement dated as of August 4, 1998.(P)
                  10.20  Uncommitted Credit Facility.(R)
                  10.21  Omitted Exhibit to Uncommitted Credit Facility.(R)
                  10.22  Promissory Note from Registrant to Centric Capital
                         Corporation.(R)
                  10.23 Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International
                         Imaging Material, Inc., Center Capital Investors III,
                         L.P. and Related Partnerships.(S)
                  10.24  Amendment No. 1, dated March 9, 2000 to the Stock
                         Purchase and Recapitalization Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital
                         Corporation, International Imaging Materials, Inc.,
                         Centre Capital Investors III, L.P., and related partnerships.(S)
                  10.25  Commercial Limited Partnership Interest Purchase and
                         Assignment Agreement, dated May 18, 2000, among the
                         Registrant, Bornemann & Bick GmbH & Co, KG, Gerhard
                         Bornemann, and Ulrich Bornemann.(U)
                  10.26 Sale and Purchase Agreement, dated May 18, 2000, between Paxar Far East Limited and Ulrich Wilhelm
                         Helmut Bornemann.(U)
                  10.27 Agreement, dated as of July 11, 2001, by and between Paxar Corporation and Arthur Hershaft.(W)
                  10.28 Agreement, dated as of August 10, 2001, by and between Paxar Corporation and Paul Griswold.(X)
                  10.29 Agreement, dated as of September 1, 2001, by and between Paxar Corporation and Victor Hershaft.(X)
                  21.1   Subsidiaries of Registrant.
                  23.1   Consent of Arthur Andersen LLP.
                  99.1   Letter to Commission Pursuant to Temporary Note 3T.

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

(U) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated May 18, 2000.

(V) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(W) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated July 11, 2001.

(X) Incorporated herein by reference from Exhibits to Registrant's Form 10-Q filed on November 14, 2001.

         STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of Paxar Corporation:

      The consolidated financial statements and accompanying information were prepared by management, who is responsible for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States and, as such, include amounts that are based on management's best estimates and judgments.

      Management is further responsible for maintaining a system of internal accounting control designed to provide reliable financial information for the preparation of financial statements, to safeguard assets against loss or unauthorized use and to ensure that transactions are executed consistent with Company policies and procedures. Management believes that the existing internal accounting control system is achieving its objectives and provides reasonable assurance concerning the accuracy of the financial statements.

      Oversight of management's financial reporting and internal accounting control responsibilities is exercised by the Board of Directors through its Audit Committee, which consists solely of outside directors. The Committee meets periodically with financial management, internal auditors and the independent accountants to obtain reasonable assurance that each is meeting its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The independent accountants and the Company's internal audit department have free access to meet with the Audit Committee without management's presence.


/s/ Paul J. Griswold

Paul J. Griswold
President and Chief Executive Officer


/s/ Jack R. Plaxe

Jack R. Plaxe
Senior Vice President and Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Paxar Corporation:

      We have audited the accompanying consolidated balance sheets of Paxar Corporation (a New York corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paxar Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 29, 2002

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,      DECEMBER 31,
                                                        2001              2000
                                                    ------------      ------------
                                                      (IN MILLIONS, EXCEPT SHARE
                                                               AMOUNTS)
ASSETS
Current assets:
Cash and cash equivalents ........................    $   35.1          $   44.3
Receivables, less allowances of $9.3 in 2001
  and $9.6 in 2000 ...............................       100.9             108.9
Inventories ......................................        77.7              80.2
Deferred income taxes ............................         9.2               0.3
Other current assets .............................        11.4               9.8
                                                      --------          --------
          Total current assets ...................       234.3             243.5
                                                      --------          --------

Property, plant and equipment, net ...............       145.2             150.2
Goodwill, net ....................................       181.7             187.1
Other assets .....................................        22.6              22.6
                                                      --------          --------

                                                      $  583.8          $  603.4
                                                      ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks .....................................    $    0.4          $    0.9
Current maturities of long-term debt .............         0.1               0.1
Accounts payable and accrued liabilities .........        90.0              96.2
Accrued taxes on income ..........................        11.6              22.7
                                                      --------          --------
          Total current liabilities ..............       102.1             119.9
                                                      --------          --------

Long-term debt ...................................       165.9             165.8
Deferred income taxes ............................        12.7               5.5
Other liabilities ................................        17.0               8.9
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares
  authorized, none issued and outstanding ........          --                --
Common stock, $0.10 par value, 200,000,000 shares
  authorized, 38,929,163 and 42,079,920 shares
  issued and outstanding in 2001 and 2000,
  respectively ...................................         3.9               4.2
Paid-in capital ..................................        11.7              45.2
Retained earnings ................................       290.6             271.8
Accumulated other comprehensive loss .............       (20.1)            (17.9)
                                                      --------          --------
          Total shareholders' equity .............       286.1             303.3
                                                      --------          --------

                                                      $  583.8          $  603.4
                                                      ========          ========

                 See Notes to Consolidated Financial Statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                    2001       2000       1999
                                                  --------   --------   --------
Sales .........................................   $  610.6   $  645.4   $  661.8
Cost of sales .................................      376.1      394.6      407.2
                                                  --------   --------   --------
  Gross profit ................................      234.5      250.8      254.6
Selling, general and administrative expenses ..      182.6      182.8      179.5
Amortization of intangibles ...................        6.0        5.7        6.1
Integration/restructuring and other costs .....       13.3        1.9        5.0
                                                  --------   --------   --------
  Operating income ............................       32.6       60.4       64.0
Gain on sale of IIMAK .........................         --       50.3         --
Interest expense, net .........................        9.9        9.8       14.2
                                                  --------   --------   --------
Income before taxes ...........................       22.7      100.9       49.8
Taxes on income ...............................        3.9       23.4       16.4
                                                  --------   --------   --------
  Net income ..................................   $   18.8   $   77.5   $   33.4
                                                  ========   ========   ========

Basic earnings per common share ...............   $   0.45   $   1.74   $   0.72
                                                  ========   ========   ========

Diluted earnings per common share .............   $   0.44   $   1.73   $   0.71
                                                  ========   ========   ========
Average common shares outstanding:
  Basic .......................................       41.8       44.5       46.7
  Diluted .....................................       42.4       44.8       47.2

                 See Notes to Consolidated Financial Statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                  (IN MILLIONS)

                                      COMMON STOCK                                          ACCUMULATED
                                    ----------------                                           OTHER
                                                         PAID-IN    TREASURY    RETAINED   COMPREHENSIVE   COMPREHENSIVE
                                    SHARES    AMOUNT     CAPITAL      STOCK     EARNINGS       LOSS           INCOME
                                    ------    ------     -------    --------    --------   -------------   -------------
Balance, December 31, 1998  ..       49.4     $  4.9     $ 116.9    $ (13.1)    $  160.9      $  (3.4)
Comprehensive income:
    Net income ...............         --         --          --         --         33.4           --          $ 33.4
    Other comprehensive loss:
       Translation adjustments         --         --          --         --           --         (6.9)           (6.9)
                                                                                                               ------
    Comprehensive income .....         --         --          --         --           --           --          $ 26.5
                                                                                                               ======
Shares issued -- various plans        0.6        0.1         4.9         --           --           --
Purchase of common shares ....         --         --          --      (15.8)          --           --
Retirement of treasury shares        (3.3)      (0.3)      (28.6)      28.9           --           --
                                     ----     ------     -------    -------     --------      -------
Balance, December 31, 1999  ..       46.7        4.7        93.2         --        194.3        (10.3)
Comprehensive income:
    Net income ...............         --         --          --         --         77.5           --          $ 77.5
    Other comprehensive loss:
       Translation adjustments         --         --          --         --           --         (7.6)           (7.6)
                                                                                                               ------
    Comprehensive income .....         --         --          --         --           --           --          $ 69.9
                                                                                                               ======
Shares issued -- various plans        0.4         --         2.5         --           --           --
Purchase of common shares ....         --         --          --      (51.0)          --           --
Retirement of treasury shares        (5.0)      (0.5)      (50.5)      51.0           --           --
                                     ----     ------     -------    -------     --------      -------
Balance, December 31, 2000  ..       42.1        4.2        45.2         --        271.8        (17.9)

Comprehensive income:
    Net income ...............         --         --          --         --         18.8           --          $ 18.8
    Other comprehensive loss:
       Translation adjustments         --         --          --         --           --         (2.2)           (2.2)
                                                                                                               ------
    Comprehensive income .....         --         --          --         --           --           --          $ 16.6
                                                                                                               ======
Shares issued -- various plans        0.5         --         4.7         --           --           --
Purchase of common shares ....         --         --          --      (38.5)          --           --
Retirement of treasury shares        (3.7)      (0.3)      (38.2)      38.5           --           --
                                     ----     ------     -------    -------     --------      -------
Balance, December 31, 2001  ..       38.9     $  3.9     $  11.7    $    --     $  290.6      $ (20.1)
                                     ====     ======     =======    =======     ========      =======

                 See Notes to Consolidated Financial Statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                  (IN MILLIONS)

                                                                 2001        2000        1999
                                                               --------    --------    --------
OPERATING ACTIVITIES
 Net income ................................................   $   18.8    $   77.5    $   33.4
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..........................       32.8        31.9        38.3
    Deferred income taxes ..................................       (2.0)        1.4        (3.2)
    Gain on sale of IIMAK, net of taxes ....................         --       (40.3)         --
    Gain on sales of property, plant and equipment, net ....       (0.7)         --          --
    Write-off of property, plant and equipment .............        3.3          --          --
    Post-employment benefit costs ..........................        7.3          --          --
 Changes in assets and liabilities, net of businesses
    acquired:
    Receivables ............................................       11.3         8.0       (12.2)
    Inventories ............................................        4.9        (2.9)        9.9
    Other current assets ...................................       (1.5)        5.2        (2.1)
    Accounts payable and accrued liabilities ...............       (8.9)       (8.1)        7.0
    Taxes on income ........................................      (11.1)        3.5         2.2
    Other, net .............................................       (0.7)       (6.4)       (0.6)
                                                               --------    --------    --------
                                                                   34.7        (7.7)       39.3
                                                               --------    --------    --------

    Net cash provided by operating activities ..............       53.5        69.8        72.7
                                                               --------    --------    --------

INVESTING ACTIVITIES
 Purchases of property, plant and equipment ................      (24.2)      (32.2)      (31.9)
 Acquisitions, net of cash acquired ........................      (10.3)      (52.5)      (20.5)
 Proceeds from sale of IIMAK, net ..........................         --       119.8          --
 Proceeds from sales of property, plant and equipment ......        4.3          --          --
 Other, net ................................................        2.1         3.0         6.3
                                                               --------    --------    --------

    Net cash provided by (used in) investing activities ....      (28.1)       38.1       (46.1)
                                                               --------    --------    --------

FINANCING ACTIVITIES
 (Decrease)/increase in short-term debt ....................       (0.5)      (44.2)       42.5
 Additions to long-term debt ...............................       23.6       323.5       442.7
 Reductions in long-term debt ..............................      (23.6)     (324.9)     (486.4)
 Exercise of stock options/stock purchase plan .............        4.7         2.5         5.0
 Purchase of common stock ..................................      (38.5)      (51.0)      (15.8)
                                                               --------    --------    --------

    Net cash used in financing activities ..................      (34.3)      (94.1)      (12.0)
                                                               --------    --------    --------

    Effect of exchange rate changes on cash ................       (0.3)       (1.7)       (1.6)
                                                               --------    --------    --------

Increase (decrease) in cash and cash equivalents ...........       (9.2)       12.1        13.0
Cash and cash equivalents at beginning of year .............       44.3        32.2        19.2
                                                               --------    --------    --------

Cash and cash equivalents at end of year ...................   $   35.1    $   44.3    $   32.2
                                                               ========    ========    ========

                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1: DESCRIPTION OF BUSINESS

      Paxar Corporation ("Paxar" or the "Company") is a global leader in providing innovative merchandising systems to retailers and apparel manufacturers.

      Previously, the Company reported segment financial information for Apparel Identification (labels and tags) and Labeling Solutions (bar code and price marking systems). Such reporting is no longer appropriate for the following reasons: (1) there has been a steady convergence and now exists a commonality of customers for the products of the former segments; and (2) the operations of the former segments have been integrated under common management structures. In 2001, the Company completed a strategic realignment of its core businesses into three new geographic segments consisting of North America (including, the United States, Canada and Latin America), Europe and the Asia Pacific regions.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Paxar and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

RECEIVABLES AND SALES RETURNS

      The Company's domestic and international presence and large, diversified customer base serve to limit overall credit risk and the potential for future product returns. The Company maintains reserves for potential credit losses and sales returns and, historically, such losses, in the aggregate, have not exceeded expectations.

INVENTORIES

      Inventories are stated at the lower of cost or market. The value of inventories determined using the last-in, first-out ("LIFO") method was $13.9 and $15.0 as of December 31, 2001 and 2000, respectively. The value of all other inventories determined using the first-in, first-out ("FIFO") method was $63.8 and $65.2 as of December 31, 2001 and 2000, respectively. During 2000, the Company changed its method of accounting for a portion of inventories in the US from LIFO to FIFO. The Company believes the FIFO method results in a closer matching of costs and revenue during periods of declining prices, and it is the primary method used in the industry in which this unit operates. This change has been applied by retroactively restating the accompanying consolidated financial statements. The Company recorded the effect of this change in 1997 and, accordingly, has reduced retained earnings at December 31, 1997 by $7.2.

PROPERTY, PLANT AND EQUIPMENT

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

INCOME TAXES

      Deferred tax assets and liabilities are established for temporary differences between the financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates. A valuation allowance is established for any deferred tax asset for which realization is not likely. The classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary difference.

REVENUE RECOGNITION

      Revenue is recognized when title to the product passes to the customer, generally upon shipment.

      The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the US to revenue recognition in financial statements. The Company adopted SAB No. 101, as amended, in the fourth quarter of 2000 and determined there was no material impact on annual revenue and earnings or the timing of revenue and profit recognition between quarters during the year.

EARNINGS PER COMMON SHARE

      Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants.

FOREIGN CURRENCY TRANSLATION

      Assets and liabilities of the Company's foreign subsidiaries are translated into US dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations from translating foreign currency assets and liabilities into US dollars are included as a component of other comprehensive earnings within shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net income and were not significant in the past three years.

FINANCIAL INSTRUMENTS

      The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on January 1, 2001. These statements outline the accounting treatment for all derivative activities, which require that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified to earnings in the period in which earnings are affected by the hedged item. The cumulative effects of adopting these standards on net income and other comprehensive loss were not material to net income and other comprehensive loss for the year ended December 31, 2001 and shareholders' equity at January 1, 2001.

      The Company manages a foreign currency hedging program intended to reduce the Company's risk in foreign currency-denominated transactions by entering into forward foreign exchange contracts that are designated as hedges of commitments to purchase merchandise and settle liabilities in foreign currencies. Unrealized gains and losses on these foreign exchange contracts are initially deferred and later recognized in earnings or as adjustments to inventories and liabilities when the related transactions are settled.

      The Company formally designates and documents the hedging relationship and risk management objective for undertaking the hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

      The fair value of outstanding forward foreign exchange contracts at December 31, 2001 and January 1, 2001 for delivery of various currencies at various future dates during the next year and the changes in fair value recorded in income during 2001 were not material.

      All financial instruments of the Company with the exception of hedge instruments are carried at cost, which approximates fair value.

GOODWILL

      Goodwill represents the excess of the cost of acquired companies over the sum of identifiable net assets. Through December 31, 2001, goodwill had been amortized on a straight-line basis over a period of 20 to 40 years. Subsequent to acquiring goodwill, the Company evaluates whether events and circumstances, including anticipated future operating results, indicate the remaining carrying value has been impaired. The Company assesses the existence of an impairment by comparing the carrying value of the underlying assets with the estimated undiscounted future operating cash flows generated by the acquired businesses. If it is determined that an impairment in value has occurred, the goodwill would be written down to an amount equivalent to the present value of the estimated future operating cash flows generated by the acquired businesses.

IMPAIRMENT OF LONG-LIVED ASSETS

      The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In 2001, 2000 and 1999, there were no significant impairment losses related to long-lived assets.

USE OF ESTIMATES

      The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to use certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

      Certain reclassifications have been made to the prior years' consolidated financial statements and related note disclosures to conform to the presentation used in the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

      On June 29, 2001, the Financial Accounting Standards Board ("FASB") promulgated two new statements, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting, eliminates the use of the pooling-of-interests method and requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 stipulates that goodwill and certain intangible assets will no longer be amortized to earnings and that goodwill and intangible assets must be reviewed for impairment. Under SFAS No. 142, goodwill acquired in a business combination completed after June 30, 2001 will not be amortized. The amortization of goodwill in 2001 was $6.0 and would have been approximately the same amount in 2002. The initial impairment assessment is required to be completed by no more than six months after the date of adoption. The Company expects to complete its initial impairment assessment of goodwill before the end of the second quarter of 2002. The amortization of goodwill for previous acquisitions ceased upon the Company's adoption of SFAS No. 142 on January 1, 2002.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first quarter of 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No.

121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 in the first quarter of fiscal 2002 and determined that it will not have a material impact on its results of operations or financial position.

NOTE 3: BUSINESS ACQUISITIONS

BORNEMANN & BICK

      On May 18, 2000, the Company acquired the Bornemann & Bick ("B&B") group of companies for approximately $51.2. The B&B companies manufacture apparel identification products. The acquisition has been accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The $31.7 excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill and had been amortized on a straight-line basis over a period of 25 years through December 31, 2001. The fair value of assets acquired and liabilities assumed is as follows:

                    Current assets ................   $ 22.4
                    Property, plant and equipment .     11.1
                    Other assets ..................      3.4
                    Goodwill ......................     31.7
                    Liabilities ...................    (17.4)
                                                      ------
                    Net assets ....................   $ 51.2
                                                      ======

FERGUSON

      On February 2, 1999, the Company acquired the apparel identification business of Ferguson International PLC ("Ferguson") for approximately $20.5. The acquisition has been accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The $5.4 excess of the purchase price and transaction costs over the fair value of net assets acquired was recorded as goodwill and had been amortized on a straight-line basis over a period of 20 years through December 31, 2001. The fair value of assets acquired and liabilities assumed is as follows:

                    Current assets ................   $ 15.1
                    Property, plant and equipment .     13.5
                    Goodwill ......................      5.4
                    Current liabilities ...........    (13.5)
                                                      ------
                    Net assets ....................   $ 20.5
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

                  YEARS ENDED DECEMBER 31,        2000       1999
              -------------------------------   --------   --------
              Sales .........................   $  661.6   $  718.2
                                                ========   ========
              Net income ....................   $   78.5   $   38.0
                                                ========   ========
              Basic earnings per common share   $   1.76   $   0.81
                                                ========   ========
              Diluted earnings per common share $   1.75   $   0.80
                                                ========   ========

NOTE 4: DIVESTITURE

      On March 9, 2000, the Company sold 92.5% of its International Imaging Materials, Inc. ("IIMAK") subsidiary for $127.5, which included $120.0 in cash and $7.5 of IIMAK preferred stock.

NOTE 5: INVENTORIES

      The components of inventories are set forth below:

                     AT DECEMBER 31,      2001       2000
                    -----------------   --------   --------
                    Raw materials ...   $   36.6   $   35.2
                    Work-in-process .        8.2        8.7
                    Finished goods ..       32.9       36.3
                                        --------   --------
                                        $   77.7   $   80.2
                                        ========   ========

      If all inventories were reported on a FIFO basis, inventories would be approximately $2.0 and $1.9 higher at December 31, 2001 and 2000, respectively.

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

      A summary of property, plant and equipment is set forth below:

                    AT DECEMBER 31,               2001        2000
          -----------------------------------   --------    --------
          Machinery and equipment ...........   $  190.6    $  190.2
          Buildings and building improvements       52.5        58.7
          Land ..............................        4.3         5.9
                                                --------    --------
                                                   247.4       254.8
          Accumulated depreciation ..........     (102.2)     (104.6)
                                                --------    --------
                                                $  145.2    $  150.2
                                                ========    ========

                                                         YEARS
                                                       --------
                 Estimated useful lives:
                 Buildings .........................   10 to 50
                 Building and leasehold improvements    2 to 20
                 Machinery and equipment ...........    2 to 15

      Depreciation expense was $26.8 in 2001, $26.2 in 2000 and $32.2 in 1999.

NOTE 7: DUE TO BANKS

      On March 12, 1999, the Company entered into an agreement with a bank under which the bank provided an unsecured, uncommitted short-term facility for the Company to borrow up to $50 at negotiated interest rates for defined periods. The agreement required the Company to have availability under its revolving credit agreement equal to the amount borrowed under this facility. Average borrowing under the agreement was $9.7 during 2000, at an average interest rate of 6.36%. The facility was terminated by mutual agreement in 2001 and there were no borrowings during 2001.

      At December 31, 2001 and 2000, the Company had bank overdrafts of $0.4 and $0.9, respectively.

NOTE 8: LONG TERM DEBT

      A summary of long-term debt is as follows:

                    AT DECEMBER 31,                         2001       2000
   ----------------------------------------------------   --------   --------
   6.74% Senior Notes .................................   $  150.0   $  150.0
   Economic Development Revenue Bonds due 2011 and 2019       13.0       13.0
   Other ..............................................        3.0        2.9
                                                          --------   --------
                                                             166.0      165.9
   Less current maturities ............................        0.1        0.1
                                                          --------   --------
                                                          $  165.9   $  165.8
                                                          ========   ========

      Maturities of long-term debt are as follows:

                       YEARS ENDING DECEMBER 31,
                       -------------------------
                       2002 ....................   $  0.1
                       2003 ....................      0.3
                       2004 ....................      0.2
                       2005 ....................      0.1
                       2006 ....................      0.1
                       Thereafter ..............    165.1
                                                   ------
                                                   $165.9
                                                   ======

      On August 11, 1998, the Company entered into unsecured ten-year, $150 Senior Note agreements (the "Senior Notes") with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually. The proceeds were used to repay the term loan and a portion of the indebtedness outstanding under the Company's revolving credit facility before it was amended. The Senior Notes contain covenants requiring the Company, among other things, to maintain a minimum net worth. The Company was in compliance with all covenants as of December 31, 2001 and 2000.

      On March 3, 1997, the Company entered into an unsecured six-year, $280 ($140 term loan and $140 revolving credit facility) credit agreement (the "Credit Agreement") with Fleet Bank, N.A. and other participating banks. On August 11, 1998, the Company and the banks amended and restated the Credit Agreement (the "Amended Credit Agreement") to provide a $200 unsecured revolving credit facility for five years from the date of the amendment. Under the Amended Credit Agreement, the Company pays a facility fee determined by reference to certain financial ratios (0.15% at December 31, 2001).

      Borrowings under the Amended Credit Agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified financial thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (4.75% and 9.50% at December 31, 2001 and 2000, respectively), and are guaranteed by certain domestic subsidiaries of the Company.

      The Amended Credit Agreement contains covenants requiring the Company, among other things, to maintain certain financial ratios and minimum net worth. The Company was in compliance with all covenants as of December 31, 2001 and 2000.

      Average borrowings under the Amended Credit Agreement during 2001 and 2000 were $0.1 and $0.7, at an average interest rate of 2.20% and 6.55%, respectively. The borrowings outstanding under the Amended Credit Agreement at December 31, 2001 and 2000 were $0.6 and $0.0, respectively.

      Economic Development Revenue Bond financed facilities have been accounted for as plant and equipment, and the related bonds are recorded as long-term debt. The variable rate bonds for the years ended December 31, 2001 and 2000 had weighted average interest rates of 2.78% and 5.10%, respectively.

      Interest expense was $11.5 in 2001, $12.0 in 2000 and $16.0 in 1999.

NOTE 9: INCOME TAXES

      The provision for income taxes consists of the following:

               AT DECEMBER 31,      2001        2000       1999
             ------------------   --------    --------   --------
             Federal
               Current ........   $   (3.9)   $   11.6   $   13.6
               Deferred .......       (1.2)        1.1       (2.9)
             Foreign
               Current ........        9.6         9.9        4.4
               Deferred .......       (0.8)        0.3       (0.3)
             State ............        0.2         0.5        1.6
                                  --------    --------   --------
                                  $    3.9    $   23.4   $   16.4
                                  ========    ========   ========

      Temporary differences that comprise the net deferred tax liability are as follows:

                             AT DECEMBER 31,                       2001        2000        1999
            --------------------------------------------------   --------    --------    --------
            Deferred tax assets:
            Tax credits and tax loss carryforwards ...........   $    5.8    $    2.1    $    6.1
            Other accrued liabilities and allowances .........        7.3         8.4         8.4
            Other ............................................         --         1.9         2.6
                                                                 --------    --------    --------
                 Total gross deferred tax asset ..............       13.1        12.4        17.1
            Valuation allowance ..............................       (5.8)       (0.4)       (0.7)
                                                                 --------    --------    --------
                 Net deferred tax asset ......................        7.3        12.0        16.4
            Deferred tax liabilities:
            Depreciation and other property basis differences        (9.4)      (11.9)      (28.4)
            Other ............................................       (1.4)       (5.3)       (5.0)
                                                                 --------    --------    --------
                 Net deferred tax liability ..................   $   (3.5)   $   (5.2)   $  (17.0)
                                                                 ========    ========    ========

      The Company provides a valuation allowance against net deferred tax assets if, based on management's assessments of historical and projected future operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In 2001, the Company established an additional valuation allowance of $5.4 due to certain tax credit and foreign tax loss carryforwards and included this amount within the tax provision. Additionally, this increase in the tax provision was offset by a reduction in the Company's excess tax reserves resulting from the Company's review of the status of ongoing tax examinations.

      An analysis of the differences between the federal statutory income tax rate and the effective tax rate is set forth below:

                          YEARS ENDED DECEMBER 31,                   2001       2000       1999
            ----------------------------------------------------    ------     ------     ------
            Federal statutory tax rate .........................     35.0%      35.0%      35.0%
            State income tax, net of federal income tax benefit       0.7        0.3        2.0
            Foreign taxes less than federal rate ...............    (19.0)      (7.3)      (6.9)
            Book vs. tax basis difference on sale of subsidiary        --       (7.7)        --
            Tax credits utilized ...............................     (5.0)        --         --
            Nondeductible goodwill amortization ................      6.2        1.4        2.5
            All other, net .....................................     (0.7)       1.5        0.3
                                                                    -----       ----       ----
                                                                     17.2%      23.2%      32.9%
                                                                    =====       ====       ====

      During 2000, the Company sold its interest in IIMAK and recorded a tax provision on the sale that reflected a higher tax basis than book basis. During 2001, the Company settled a dispute with IIMAK regarding alternative minimum tax credits carried forward and used by the Company in 1999 and 2000 in the amount of $3.5. The Company paid IIMAK $2.4 and retained $1.1 in final settlement of the dispute.

      US income taxes have not been provided on undistributed foreign earnings of $130 since the Company intends to permanently reinvest such earnings in expanding foreign operations. The unrecognized US tax liability on the undistributed earnings was approximately $28 at December 31, 2001. Total foreign based pre-tax income was approximately $43, $46 and $25 for 2001, 2000, and 1999, respectively.

NOTE 10: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      A summary of accounts payable and accrued liabilities is set forth below:

                      AT DECEMBER 31,         2001       2000
                -------------------------   --------   --------
                Accounts payable ........   $   36.3   $   34.2
                Accrued payroll costs ...       17.7       20.9
                Other accrued liabilities       36.0       41.1
                                            --------   --------
                                            $   90.0   $   96.2
                                            ========   ========

NOTE 11: EMPLOYEE SAVINGS PLANS

      The Company maintains three voluntary employee savings plans adopted pursuant to Section 401(k) of the Internal Revenue Code. The Company's contributions under the Plans were $2.4, $2.6, and $3.6 during 2001, 2000 and 1999, respectively.

NOTE 12: SEGMENT INFORMATION

      The Company develops, manufactures and markets bar code systems, apparel systems, fabric labels, graphic tags, and identification and pricing solutions products to customers primarily in the retail and apparel manufacturing industries. In addition, the sales of the Company's products usually result in the ongoing sale of supplies, replacement parts and services. The Company's printers and labelers are sold worldwide through a direct sales force, through non-exclusive manufacturers' representatives in the US and through international and export distributors and commission agents in Europe, the Asia Pacific and Latin America.

      The Company's operations have been classified into three geographic segments consisting of North America (including the US, Canada and Latin America), Asia Pacific and Europe regions. Each of the three geographic segments develops, manufactures and markets the Company's products and services. The results from the three geographic segments are regularly reviewed by the Company's chief executive officer and chief financial officer to make decisions about resources to be allocated to each geographic segment and assess its performance. Information regarding the operations of the Company in different geographic segments is set forth below. The accounting policies of the geographic segments are the same as those described in Note 2: Summary of Significant Accounting Policies.

                                           2001        2000        1999
                                         --------    --------    --------
      Sales to unaffiliated customers:
      North America ..................   $  322.2    $  365.0    $  426.9
      Asia Pacific ...................      125.6       118.1        84.6
      Europe .........................      162.8       162.3       150.3
                                         --------    --------    --------
                Total ................   $  610.6    $  645.4    $  661.8
                                         ========    ========    ========
      Operating income:
      North America ..................   $   33.5    $   41.1    $   56.6
      Asia Pacific ...................       29.5        28.4        19.7
      Europe .........................       10.2        12.2         8.4
                                         --------    --------    --------
                                             73.2        81.7        84.7
      Corporate expenses .............      (14.0)      (13.7)       (9.6)
      Amortization of intangibles ....       (6.0)       (5.7)       (6.1)
      Post-employment benefit costs ..       (7.3)         --          --
      Integration/restructuring and
        other costs ..................      (13.3)       (1.9)       (5.0)
                                         --------    --------    --------
                Total ................   $   32.6    $   60.4    $   64.0
                                         ========    ========    ========

      Depreciation and amortization:
      North America ..................   $   18.1    $   20.0    $   28.9
      Asia Pacific ...................        4.5         3.2         2.4
      Europe .........................        9.1         8.0         6.4
                                         --------    --------    --------
                                             31.7        31.2        37.7
      Corporate ......................        1.1         0.7         0.6
                                         --------    --------    --------
                Total ................   $   32.8    $   31.9    $   38.3
                                         ========    ========    ========

      Long-lived assets:
      North America ..................   $  172.2    $  181.5    $  256.6
      Asia Pacific ...................       43.4        46.9        25.7
      Europe .........................      105.4       105.4        78.4
                                         --------    --------    --------
                                            321.0       333.8       360.7
      Corporate ......................        5.9         3.5         2.0
                                         --------    --------    --------
                Total ................   $  326.9    $  337.3    $  362.7
                                         ========    ========    ========

      Total assets:
      North America ..................   $  226.4    $  216.7    $  326.4
      Asia Pacific ...................       87.4        89.5        58.7
      Europe .........................      191.4       189.8       158.2
                                         --------    --------    --------
                                            505.2       496.0       543.3
      Corporate ......................       78.6       107.4        78.6
                                         --------    --------    --------
                Total ................   $  583.8    $  603.4    $  621.9
                                         ========    ========    ========

      Capital expenditures:
      North America ..................   $    7.1    $   12.7    $   19.7
      Asia Pacific ...................        3.7         8.7         3.0
      Europe .........................        9.5         8.6         8.7
                                         --------    --------    --------
                                             20.3        30.0        31.4
      Corporate ......................        3.9         2.2         0.5
                                         --------    --------    --------
                Total ................   $   24.2    $   32.2    $   31.9
                                         ========    ========    ========

      No one customer accounted for more than 10% of the Company's revenues or accounts receivable in 2001, 2000 or 1999.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and income taxes is set forth below:

            YEARS ENDED DECEMBER 31,     2001       2000       1999
            ------------------------   --------   --------   --------
            Interest ...............   $    9.8   $    9.3   $   14.9
            Income taxes ...........   $   15.7   $    7.7   $    8.6

NOTE 14: SHAREHOLDERS' EQUITY

      The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan.

      The 1990 Employee Stock Option Plan (the "1990 Plan"), the 1997 Incentive Stock Option Plan (the "1997 Plan") and the 2000 Long-Term Performance and Incentive Plan (the "2000 Plan") provide for grants of incentive stock options, non-qualified stock options and stock appreciation rights, which may be granted in tandem with non-qualified stock options. The 2000 Plan also permits awards of restricted stock and bonus stock and other similar stock-based compensation arrangements. In addition, the shares previously authorized and available for issuance under the 1997 Plan became available for issuance under the 2000 Plan upon approval of the 2000 Plan by the Company's shareholders in May 2000. The option price per share of incentive stock options cannot be less than 100% of the market value at the date of grant. The option price per share of non-qualified stock options and stock appreciation rights are determined by the Board of Directors at its sole discretion.

      As of December 31, 2001, 3,456,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees and directors under the 1997 Plan and the 2000 Plan and 1,087,000 shares of common stock were reserved for future grants under the 2000 Plan. In addition, as of December 31, 2001, 828,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees and directors under the 1990 Plan.

      Generally, options vest over a period of four years and are exercisable for a period of ten years.

      The following is a summary of outstanding stock options:

                                               NUMBER        WEIGHTED AVERAGE
                                              OF SHARES       EXERCISE PRICE
                                            -------------     --------------
                                            (IN MILLIONS)
  1999
    Outstanding at beginning of year .            4.5            $ 11.41
    Granted ..........................            0.6            $  9.18
    Exercised ........................           (0.4)           $  7.07
    Canceled/forfeited ...............           (1.1)           $ 12.60
                                                 ----
    Outstanding at end of year .......            3.6            $ 11.22
  2000
    Granted ..........................            0.9            $  8.92
    Exercised ........................           (0.2)           $  5.21
    Canceled/forfeited ...............           (0.4)           $ 12.94
                                                 ----
    Outstanding at end of year .......            3.9            $ 10.81
  2001
    Granted ..........................            0.9            $ 10.74
    Exercised ........................           (0.4)           $  8.10
    Canceled/forfeited ...............           (0.1)           $ 10.34
                                                 ----
    Outstanding at end of year .......            4.3            $ 11.04
                                                 ====

      The weighted average fair value per option granted in 2001, 2000 and 1999 was $5.03, $4.53 and $4.78, respectively.

      The following table summarizes information about stock options outstanding as of December 31, 2001:

                                                                                 WEIGHTED AVERAGE
                                                               WEIGHTED AVERAGE      REMAINING
            RANGE OF EXERCISE PRICES      OPTIONS OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE
            ------------------------      -------------------  ----------------  ----------------
                                             (IN MILLIONS)
               Options outstanding
                 $  1.00 - $  6.00                 0.3              $ 4.50               3.1
                 $  6.01 - $ 10.75                 2.2              $ 9.37               7.5
                 $ 10.76 - $ 17.92                 1.8              $14.05               5.0
                                                   ---
                                                   4.3              $11.04               6.2
                                                   ===
               Options exercisable
                 $  1.00 - $  6.00                 0.2              $ 5.16
                 $  6.01 - $ 10.75                 0.8              $ 8.65
                 $ 10.76 - $ 17.92                 1.6              $14.21
                                                   ---
                                                   2.6              $11.69
                                                   ===

      The Company accounts for stock options under Accounting Principles Board Opinion No. 25, pursuant to which no compensation cost has been recognized for the options granted. The following table reflects pro forma net income and earnings per share had the Company elected to adopt SFAS No. 123:

           YEARS ENDED DECEMBER 31,       2001       2000       1999
         ----------------------------   --------   --------   --------
         Net income:
         As reported ................   $   18.8   $   77.5   $   33.4
         Pro forma ..................   $   16.5   $   75.5   $   32.5
         Basic earnings per share:
         As reported ................   $   0.45   $   1.74   $   0.72
         Pro forma ..................   $   0.40   $   1.70   $   0.70
         Diluted earnings per share:
         As reported ................   $   0.44   $   1.73   $   0.71
         Pro forma ..................   $   0.39   $   1.69   $   0.69

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

      The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:


                                             2001      2000      1999
                                             ----      ----      ----
          Risk-free interest rate ......      4.4%      5.5%      6.5%
          Expected years until exercise       6.0       7.0       7.0
          Expected stock volatility ....     41.6%     37.7%     38.1%
          Dividend yield ...............      0.0%      0.0%      0.0%

EMPLOYEE STOCK PURCHASE PLAN

      The Company maintains an employee stock purchase plan, which allows employees to purchase a certain amount of stock at a discount of 20% to the market price. On May 4, 2000, the Company's shareholders authorized an additional 1,000,000 shares of common stock to be issued under the plan. The Company may sell up to 1,819,000 shares under this plan and, as of December 31, 2001, 813,000 shares were available for future purchases. The average fair value of shares sold in 2001 was $12.06. The total number of shares issued under this plan was 123,000 in 2001, 151,000 in 2000 and 213,000 in 1999. Total
compensation expense recognized for stock-based compensation for 2001, 2000 and 1999 was $0.3, $0.3 and $0.4, respectively.

WARRANTS

      Exercise prices of outstanding warrants at December 31, 2001 were as follows:

          Warrants outstanding and exercisable at $14.00 .   1,250,000
          Warrants outstanding and exercisable at $17.50 .     250,000
                                                             ---------
          Total ..........................................   1,500,000
                                                             =========

      In February 2002, Odyssey Partners, L.P. ("Odyssey Partners") exercised 1,250,000 warrants, which the Company issued in 1997 in connection with its acquisition of Monarch Marking Systems, Inc., to purchase the Company's common stock at an exercise price of $14.00 per share. In a cashless exercise transaction, Odyssey Partners exchanged the excess value of the warrants for 162,000 of the Company's common shares in accordance with the provisions under the warrant agreement between the Company and Odyssey Partners.

STOCK REPURCHASE PLAN

      On July 30, 1998, the Company announced a stock repurchase with an authorization to repurchase $25 of its shares. The Company subsequently increased the program to $40 in February 1999, to $70 in February 2000, to $100 in August 2000 and to $150 in November 2001. During 2001, the Company repurchased 3,238,000 common shares at an average price of $10.22 per share for a total of $33.1 under the stock repurchase program. Additionally, since the inception of the stock repurchase program the Company repurchased 11,539,000 common shares at an average price of $9.80 per share for a total of $113.1, and $36.9 remained available under the $150 repurchase program authorization as of December 31, 2001.

NOTE 15: EARNINGS PER COMMON SHARE

      The reconciliation of basic and diluted average common shares outstanding is as follows:

              YEARS ENDED DECEMBER 31,            2001     2000     1999
      ----------------------------------------    ----     ----     ----
                                                       (IN MILLIONS)
      Average common shares (basic) ..........    41.8     44.5     46.7
      Options and warrants ...................     0.6      0.3      0.5
                                                  ----     ----     ----
      Adjusted average common shares (diluted)    42.4     44.8     47.2
                                                  ====     ====     ====

      Options and warrants to purchase 2,949,000, 3,286,000, and 3,970,000 shares of common stock outstanding at December 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per common share because the effect of their inclusion would be antidilutive.

NOTE 16: POST-EMPLOYMENT BENEFIT COSTS

      During 2001, certain key executives of the Company signed employment agreements with the Company under which the Company is obligated to provide post-employment benefits as specified in the agreements. In connection with these agreements, the Company recorded $7.3 of post-employment benefit costs in 2001. The post-employment benefit costs were determined by applying the discount rate of 7.25% and were included in selling, general and administrative expenses in the accompanying consolidated statements of income at December 31, 2001.

NOTE 17: COMMITMENTS AND CONTINGENT LIABILITIES

      Total rental expense for all operating leases amounted to $6.9 in 2001, $6.2 in 2000 and $6.4 in 1999. Minimum rental commitments for all non-cancelable operating leases for the years 2002-2006 are $5.6, $3.6, $2.6, $2.0 and $1.3, respectively. The minimum total rental commitment for all years subsequent to 2006 is $6.1.

      The Company accrues severance expense for employees of its Italian subsidiaries, as required by Italian statute, and these amounts are included in other liabilities in the accompanying consolidated balance sheets.

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

NOTE 18: INTEGRATION/RESTRUCTURING AND OTHER COSTS

      During 1999, the Company recorded $5.0 (pre-tax) of integration/restructuring and other costs pertaining to costs of consolidating and streamlining certain facilities in the US and the UK and the severance for 20 managerial and administrative personnel and 90 manufacturing positions.

                  BEGINNING BALANCE                          ENDING BALANCE
                   JANUARY 1, 1999    EXPENSES   PAYMENTS   DECEMBER 31, 1999
                  -----------------   --------   --------   -----------------
  Severance ...         $  --         $    3.5   $    3.5         $  --
  Other costs .            --              1.5        1.5            --
                        -----         --------   --------         -----
                        $  --         $    5.0   $    5.0         $  --
                        =====         ========   ========         =====

      During 2000, the Company recorded $1.9 (pre-tax) of integration/restructuring and other costs. Of this amount, $0.9 pertained to the integration of certain facilities and severance for 6 selling and administrative personnel and 42 manufacturing positions in Europe. The remaining $1.0 pertained to severance for 9 selling and administrative personnel and 30 manufacturing positions and other costs associated with the discontinuance of supplies manufacturing operation in Canada. Of this amount, $0.7 of severance was unpaid at December 31, 2000.

                  BEGINNING BALANCE                          ENDING BALANCE
                   JANUARY 1, 2000    EXPENSES   PAYMENTS   DECEMBER 31, 2000
                  -----------------   --------   --------   -----------------
  Severance ...         $  --         $    1.7   $    1.0         $ 0.7
  Other costs .            --              0.2        0.2            --
                        -----         --------   --------         -----
                        $  --         $    1.9   $    1.2         $ 0.7
                        =====         ========   ========         =====

      During 2001, the Company implemented specific initiatives to enhance revenue growth, increase capital efficiency and lower operating costs. As a result, the Company recorded $13.3 (pre-tax) of integration/restructuring and other costs. Of this amount, $11.9 pertained to: (1) integration of certain manufacturing facilities and the consolidation of production sites as the Company closed and sold two manufacturing locations in North America and rationalized operations in the UK, Italy and Spain; (2) strategic unification of the sales and marketing organization and a global organizational reshaping, which resulted in severance for 125 managerial and administrative personnel and 350 manufacturing positions in the US, Canada, Hong Kong, the UK, Italy and Turkey; (3) establishment of the Asia Pacific as the Company's third major geographic business region; and (4) creation of a global business management group to support the three geographic business regions.

                  BEGINNING BALANCE                          ENDING BALANCE
                   JANUARY 1, 2001    EXPENSES   PAYMENTS   DECEMBER 31, 2001
                  -----------------   --------   --------   -----------------
  Severance ...         $ 0.7         $    6.9   $    4.3         $ 3.3
  Other costs .            --              5.0        5.0            --
                        -----         --------   --------         -----
                        $ 0.7         $   11.9   $    9.3         $ 3.3
                        =====         ========   ========         =====

      The $3.3 unpaid severance at December 31, 2001 is expected to be paid during 2002.

      In addition, the Company disposed of certain property, plant and equipment in connection with the strategic initiatives implemented during 2001 and recorded a net write-off of $1.4.

NOTE 19: RELATED PARTY TRANSACTIONS

      During 2001, the Company entered into a stock repurchase agreement with an officer, who is also a director and principal shareholder of the Company, (the "shareholder") under which the Company may be required to purchase from the shareholder up to a certain number of its shares each year. The maximum number of shares that the Company may be required to purchase in any year is determined on the basis of a formula specified in the agreement. The purchase price of the shares is determined by reference to the closing market price of the Company's common stock for the seven trading days immediately preceding the date of sale. The agreement terminates in July 2013. In 2001, the Company repurchased 400,000 of its shares in accordance with the agreement at a price of $5.4.

      The Company leased a manufacturing facility in Sayre, Pennsylvania, owned beneficially by its principal shareholders, at an annual rental of $0.1 through 2001.

NOTE 20: CONDENSED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   FIRST QUARTER  SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER
                                                   -------------  --------------  -------------  --------------
            2001
            Sales ............................        $ 155.3        $ 157.1         $ 138.8        $ 159.4
            Operating income (b)(c) ..........           12.4           11.7             7.2            1.3
            Net income (b)(c) ................            7.2            6.8             3.9            0.9
            Basic earnings per common share:
               Net income (b)(c) .............           0.17           0.16            0.09           0.02
            Diluted earnings per common share:
               Net income (b)(c) .............           0.17           0.16            0.09           0.02
            2000
            Sales ............................        $ 160.2        $ 167.7         $ 158.4        $ 159.1
            Operating income .................           15.3           16.6            15.5           13.0
            Net income (a) ...................           48.6            9.8             9.7            9.4
            Basic earnings per common share:
               Net income (a) ................           1.04           0.22            0.22           0.22
            Diluted earnings per common share:
               Net income (a) ................           1.03           0.21            0.22           0.22

----------

(a)   First quarter 2000 includes $40.3 after-tax gain on the sale of IIMAK.
(b) Fourth quarter 2001 includes $7.3 ($4.7 after taxes) of post-employment benefit costs.
(c) Second, third and fourth quarter 2001 include $6.6 (4.3 after taxes), $2.0 ($1.3 after taxes) and $4.7 ($3.1 after taxes), respectively, of integration/restructuring and other costs.

                       PAXAR CORPORATION AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                  (IN MILLIONS)

                                                             ADDITIONS
                                                              CHARGED
                                              BALANCE AT     TO COSTS
                                             BEGINNING OF      AND                                     BALANCE AT
                     DESCRIPTION                 YEAR        EXPENSES     OTHER (1)    DEDUCTIONS (2)  END OF YEAR
            ----------------------------     ------------    --------     ---------    --------------  -----------
            Year ended December 31, 2001
              Allowance for doubtful
                 accounts ..............        $  9.6        $  2.8        $  0.5         $  3.6        $  9.3
            Year ended December 31, 2000
              Allowance for doubtful
                 accounts ..............        $  8.3        $  4.1        $ (0.2)        $  2.6        $  9.6
            Year ended December 31, 1999
              Allowance for doubtful
                 accounts ..............        $  5.0        $  4.7        $  0.8         $  2.2        $  8.3

----------

(1)   Allowance related to acquisitions and divestiture.

(2)   Write-off of uncollectible accounts, net of recoveries, and other.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Paxar Corporation


            By: /s/ JACK R. PLAXE                  By: /s/ LARRY M. SEGALL
            ---------------------                  -----------------------
            Jack R. Plaxe                          Larry M. Segall
            Senior Vice President and              Vice President and Controller
            Chief Financial Officer                (Chief Accounting Officer)

Dated: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


            By: /s/ ARTHUR HERSHAFT                By: /s/ DAVID L. KOLB
            -----------------------                ---------------------
            Arthur Hershaft                        David L. Kolb
            Chairman of the Board of Directors     Director
            Dated: March 27, 2002                  Dated: March 27, 2002


            By: /s/ PAUL J. GRISWOLD               By: /s/ THOMAS R. LOEMKER
            ------------------------               -------------------------
            Paul J. Griswold                       Thomas R. Loemker
            President and Chief Executive Officer  Director
            (Principal Executive Officer)          Dated: March 27, 2002
            Director
            Dated: March 27, 2002


            By: /s/ JACK BECKER                    By: /s/ JAMES C. MCGRODDY
            -------------------                    -------------------------
            Jack Becker                            James C. McGroddy
            Director                               Director
            Dated: March 27, 2002                  Dated: March 27, 2002


            By: /s/ LEO BENATAR                    By: /s/ DAVID E. MCKINNEY
            -------------------                    -------------------------
            Leo Benatar                            David E. McKinney
            Director                               Director
            Dated: March 27, 2002                  Dated: March 27, 2002


            By: /s/ JOYCE F. BROWN                 By: /s/ JACK R. PLAXE
            ----------------------                 ---------------------
            Joyce F. Brown                         Jack R. Plaxe
            Director                               Senior Vice President and
            Dated: March 27, 2002                  Chief Financial Officer
                                                   Dated: March 27, 2002


            By: /s/ VICTOR HERSHAFT                By: /s/ LARRY M. SEGALL
            -----------------------                -----------------------
            Victor Hershaft                        Larry M. Segall
            Director                               Vice President and Controller
            Dated: March 27, 2002                  (Chief Accounting Officer)
                                                   Dated: March 27, 2002