Form 10-Q
period 2002-03-31
PAXAR CORP
filed 2002-05-14
CIK 75681

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____________ to _____________


                          COMMISSION FILE NUMBER 0-5610
                                                 ------

                                PAXAR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEW YORK                                    13-5670050
  -------------------------------                    -------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

               105 CORPORATE PARK DRIVE, WHITE PLAINS, N.Y. 10604
               --------------------------------------------------
                    (Address of principal executive offices)

                                  914-697-6800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (May 9, 2002)

                Common Stock, $0.10 par value: 39,719,674 shares
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            -------------------
                                                             2002         2001
                                                            ------       ------
Sales..................................................     $152.7       $155.3
Cost of sales..........................................       93.5         96.5
                                                            ------       ------
     Gross profit......................................       59.2         58.8
Selling, general and administrative expenses...........       46.6         44.9
Amortization of goodwill...............................         --          1.5
                                                            ------       ------
     Operating income..................................       12.6         12.4
Interest expense, net..................................        2.5          2.4
                                                            ------       ------
     Income before taxes...............................       10.1         10.0
Taxes on income........................................        2.6          2.8
                                                            ------       ------
     Net income........................................     $  7.5       $  7.2
                                                            ======       ======

Basic earnings per common share........................     $ 0.19       $ 0.17
                                                            ======       ======
Diluted earnings per common share......................     $ 0.19       $ 0.17
                                                            ======       ======
Average common shares outstanding:
  Basic................................................       39.2         42.1
  Diluted..............................................       40.2         42.6




    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                                     MARCH 31,      DECEMBER 31,
                                                                        2002           2001
                                                                    -----------     ------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents..........................................   $ 35.6           $ 35.1
Accounts receivable, less allowances of $8.2 and $9.3 at
   March 31, 2002 and December 31, 2001, respectively..............    102.3            100.9
Inventories, net...................................................     79.2             77.7
Deferred income taxes..............................................      6.3              9.2
Other current assets...............................................     14.2             11.4
                                                                      ------           ------
          Total current assets.....................................    237.6            234.3
                                                                      ------           ------
Property, plant and equipment, net.................................    149.3            145.2
Goodwill, net......................................................    187.4            181.7
Other assets.......................................................     22.4             22.6
                                                                      ------           ------
Total assets.......................................................   $596.7           $583.8
                                                                      ======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks.......................................................   $  1.4           $  0.4
Current maturities of long-term debt...............................      0.4              0.1
Accounts payable and accrued liabilities...........................     82.3             90.0
Accrued taxes on income............................................     14.5             11.6
                                                                      ------           ------
          Total current liabilities................................     98.6            102.1
                                                                      ------           ------
Long-term debt.....................................................    174.9            165.9
Deferred income taxes..............................................      9.6             12.7
Other liabilities..................................................     16.7             17.0

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   none issued and outstanding.....................................      --               --
Common stock, $0.10 par value, 200,000,000 shares authorized,
   39,575,957 and 38,929,163 shares issued and outstanding at
   March 31, 2002 and December 31, 2001, respectively..............      4.0              3.9
Paid-in capital....................................................     17.0             11.7
Retained earnings..................................................    298.1            290.6
Accumulated other comprehensive loss...............................    (22.2)           (20.1)
                                                                      ------           ------
          Total shareholders' equity...............................    296.9            286.1
                                                                      ------           ------
Total liabilities and shareholders' equity.........................   $596.7           $583.8
                                                                      ======           ======




    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     --------------------
                                                                       2002         2001
OPERATING ACTIVITIES
 Net income....................................................      $  7.5        $  7.2
 Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization..............................         6.4           9.7
    Deferred income taxes......................................          --          (0.1)
    Write-off of property, plant and equipment.................         0.2            --
 Changes in assets and liabilities, net of businesses acquired:
    Accounts receivable........................................        (1.4)          3.4
    Inventories................................................        (1.5)          3.5
    Other current assets.......................................        (2.8)        (10.0)
    Accounts payable and accrued liabilities...................        (5.9)        (11.4)
    Accrued taxes on income....................................         2.9           1.5
    Other, net.................................................        (2.1)         (0.8)
                                                                     ------        ------
    Net cash provided by operating activities..................         3.3           3.0
                                                                     ------        ------
INVESTING ACTIVITIES
 Purchases of property, plant and equipment....................        (3.5)         (4.8)
 Purchase of business, net of cash acquired....................       (18.0)           --
 Divestiture...................................................          --           1.3
 Other, net....................................................         2.6           2.6
                                                                     ------        ------
    Net cash used in investing activities......................       (18.9)         (0.9)
                                                                     ------        ------
FINANCING ACTIVITIES
 Net increase in short-term debt...............................         0.9           0.3
 Additions to long-term debt...................................        27.5            --
 Reductions in long-term debt..................................       (18.1)         (0.5)
 Exercise of stock options/stock purchase plan.................         5.4           1.1
                                                                     ------        ------
    Net cash provided by financing activities..................        15.7           0.9
                                                                     ------        ------
Effect of exchange rate changes on cash........................         0.4          (0.6)
                                                                     ------        ------
    Increase in cash and cash equivalents......................         0.5           2.4
Cash and cash equivalents at beginning of year.................        35.1          44.3
                                                                     ------        ------
Cash and cash equivalents at end of period.....................      $ 35.6        $ 46.7
                                                                     ======        ======




    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  GENERAL

     The accounting policies followed during interim periods are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications:

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") promulgated two new statements, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting, eliminates the use of the pooling-of-interests method and requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 141 also expands the definition of intangible assets acquired in a purchase transaction. As a result, the purchase price allocation of future business combinations may be different from the allocation that would have resulted under the old rules.

     SFAS No. 142 stipulates that goodwill and certain intangible assets will no longer be amortized, but must be reviewed for impairment at least annually. Under SFAS No. 142, goodwill acquired in a business combination completed after June 30, 2001 will not be amortized. The amortization of goodwill for the three months ended March 31, 2001 was $1.5 and would have been approximately the same amount for the three months ended March 31, 2002. The initial impairment assessment is required to be completed by no more than six months after the date of adoption. The Company expects to complete its initial impairment assessment of goodwill before the end of the second quarter of 2002. The amortization of goodwill for previous acquisitions ceased upon the Company's adoption of SFAS No. 142 on January 1, 2002.

     The following table presents a reconciliation of reported net income and earnings per share to adjusted net income and earnings per share had SFAS No. 142 been in effect for 2001:

                                                              Three Months Ended
                                                                 March 31, 2001
                                                              ------------------
Reported net income.........................................        $ 7.2
Add back: Amortization of goodwill, net of income taxes.....          1.3
                                                                    -----
Adjusted net income.........................................        $ 8.5
                                                                    =====

Reported earnings per share (basic).........................        $0.17
Add back: Amortization of goodwill, net of income taxes.....         0.03
                                                                    -----
Adjusted earnings per share (basic).........................        $0.20
                                                                    =====

Reported earnings per share (diluted).......................        $0.17
Add back: Amortization of goodwill, net of income taxes.....         0.03
                                                                    -----
Adjusted earnings per share (diluted).......................        $0.20
                                                                    =====

     The changes in the carrying amounts of goodwill for the three months ended March 31, 2002 are as follows:

                         Beginning Balance     Goodwill        Foreign Currency        Ending Balance
                          January 1, 2002      Acquired     Translation Adjustments    March  31, 2002
                         -----------------     --------     -----------------------    ---------------
North America........        $ 89.1             $6.3               $  --                   $ 95.4
Europe...............          67.6               --                (0.6)                    67.0
Asia Pacific.........          25.0               --                  --                     25.0
                             ------             ----               -----                   ------
     Total...........        $181.7             $6.3               $(0.6)                  $187.4
                             ======             ====               =====                   ======

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 in the first quarter of 2002 and determined that it will not have a material impact on its results of operations or financial position.

NOTE 3:  FINANCIAL INSTRUMENTS

     The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on January 1, 2001. These statements outline the accounting treatment for all derivative instruments and hedging activities and require that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified to earnings in the period in which earnings are affected by the hedged item. The cumulative effects of adopting these standards on net income and other comprehensive loss were not material to net income and other comprehensive loss for the three months ended March 31, 2002 and shareholders' equity at January 1, 2002.

     The Company manages a foreign currency hedging program intended to reduce the Company's risk in foreign currency-denominated transactions by entering into forward foreign exchange contracts.

     The Company formally designates and documents the hedging relationship and risk management objective for undertaking the hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

     The fair value of outstanding forward foreign exchange contracts at March 31, 2002 and January 1, 2002 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three months ended March 31, 2002 were not material.

     All financial instruments of the Company with the exception of hedge instruments are carried at cost, which approximates fair value.

NOTE 4:  INVENTORIES, NET

     Inventories are stated at lower of cost or market. The value of net inventories determined using the last-in, first-out method was $14.6 and $13.9 as of March 31, 2002 and December 31, 2001, respectively. The value of all other net inventories determined using the first-in, first-out method was $64.6 and $63.8 as of March 31, 2002 and December 31, 2001, respectively.

     The components of net inventories are set forth below:

                                                         March 31,  December 31,
                                                           2002         2001
                                                        ----------  ------------
Raw materials..........................................   $ 34.7      $ 36.6
Work-in-process........................................      7.8         8.2
Finished goods.........................................     36.7        32.9
                                                          ------      ------
                                                          $ 79.2      $ 77.7
                                                          ======      ======

NOTE 5:  LONG-TERM DEBT

     A summary of long-term debt is set forth below:

                                                         March 31,  December 31,
                                                           2002         2001
                                                        ----------  ------------

6.74% Senior Notes.....................................   $150.0      $150.0
Economic Development Revenue Bonds due 2011 and 2019...     13.0        13.0
Other..................................................     12.3         3.0
                                                          ------      ------
                                                           175.3       166.0
Less current maturities................................      0.4         0.1
                                                          ------      ------
                                                          $174.9      $165.9
                                                          ======      ======

NOTE 6:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     A summary of accounts payable and accrued liabilities is set forth below:

                                                         March 31,  December 31,
                                                           2002         2001
                                                        ----------  ------------
Accounts payable.......................................   $ 36.4      $ 36.3
Accrued payroll costs..................................     16.6        17.7
Other accrued liabilities..............................     29.3        36.0
                                                          ------      ------
                                                          $ 82.3      $ 90.0
                                                          ======      ======

NOTE 7:  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid (received) for interest and income taxes is set forth below:

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                           2002        2001
                                                          ------      ------
Interest, net..........................................   $  5.2      $  4.9
                                                          ======      ======
Income taxes, net......................................   $ (0.9)     $  0.6
                                                          ======      ======

NOTE 8:  COMPREHENSIVE INCOME

     Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           2002        2001
                                                          ------      ------
Net income.............................................   $  7.5      $  7.2
Foreign currency translation adjustments...............     (2.1)       (4.7)
                                                          ------      ------
Comprehensive income...................................   $  5.4      $  2.5
                                                          ======      ======

NOTE 9:  EARNINGS PER COMMON SHARE

     The reconciliation of basic and diluted share computation is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                           2002        2001
                                                          ------      ------
Average common shares (basic)..........................     39.2        42.1
Options and warrants...................................      1.0         0.5
                                                          ------      ------
Adjusted average common shares (diluted)...............     40.2        42.6
                                                          ======      ======

NOTE 10:  SEGMENT INFORMATION

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

     The Company's operations have been classified into three geographic segments consisting of North America (including the US, Canada and Latin America), Asia Pacific and Europe. Each of the three geographic segments develops, manufactures and markets the Company's products and services. The results from the three geographic segments are regularly reviewed by the Company's chief executive officer and chief financial officer to make decisions about resources to be allocated to each geographic segment and assess its performance. Information regarding the operations of the Company in different geographic segments is set forth below.

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                           2002        2001
                                                          ------      ------
Sales to unaffiliated customers:
North America..........................................   $ 80.5      $ 85.3
Europe.................................................     40.2        42.7
Asia Pacific...........................................     32.0        27.3
                                                          ------      ------
          Total........................................   $152.7      $155.3
                                                          ======      ======

Intersegment sales:
North America..........................................   $ 15.3      $ 13.0
Europe.................................................     10.4         8.7
Asia Pacific...........................................      2.1         1.0
Eliminations...........................................    (27.8)      (22.7)
                                                          ------      ------
          Total........................................   $   --      $   --
                                                          ======      ======

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                           2002        2001
                                                          ------      ------
Operating income:
North America..........................................   $  6.1      $  8.6
Europe.................................................      3.6         3.1
Asia Pacific...........................................      6.6         5.3
                                                          ------      ------
                                                            16.3        17.0
Corporate expenses.....................................     (3.7)       (3.1)
Amortization of goodwill...............................       --        (1.5)
                                                          ------      ------
          Total........................................   $ 12.6      $ 12.4
                                                          ======      ======

Depreciation and amortization:
North America..........................................   $  3.6      $  6.2
Europe.................................................      1.8         2.1
Asia Pacific...........................................      0.8         1.2
                                                          ------      ------
                                                             6.2         9.5
Corporate..............................................      0.2         0.2
                                                          ------      ------
          Total........................................   $  6.4      $  9.7
                                                          ======      ======

Long-lived assets:
North America..........................................   $182.1      $178.5
Europe.................................................    103.9       100.0
Asia Pacific...........................................     43.1        45.7
                                                          ------      ------
                                                           329.1       324.2
Corporate..............................................      7.6         3.7
                                                          ------      ------
          Total........................................   $336.7      $327.9
                                                          ======      ======

Total assets:
North America..........................................   $234.8      $213.1
Europe.................................................    189.1       187.9
Asia Pacific...........................................     85.8        90.8
                                                          ------      ------
                                                           509.7       491.8
Corporate..............................................     87.0       108.2
                                                          ------      ------
          Total........................................   $596.7      $600.0
                                                          ======      ======

Capital expenditures:
North America..........................................   $  1.3      $  2.2
Europe.................................................      1.5         1.9
Asia Pacific...........................................      0.6         0.5
                                                          ------      ------
                                                             3.4         4.6
Corporate..............................................      0.1         0.2
                                                          ------      ------
          Total........................................   $  3.5      $  4.8
                                                          ======      ======

NOTE 11:  RESTRUCTURING AND OTHER SPECIAL CHARGES

     During 2001, the Company implemented specific initiatives to enhance revenue growth, increase capital efficiency and lower operating costs. As a result, the Company recorded a pre-tax charge of $13.3 relating to integration/restructuring and other costs. Of this amount, $11.9 pertained to:
(1) integration of certain manufacturing facilities and the consolidation of production sites as the Company closed and sold two manufacturing locations in North America and rationalized operations in the UK, Italy and Spain; (2) strategic unification of the sales and marketing organization and a global organizational reshaping, which resulted in severance for 125 managerial and administrative personnel and 350 manufacturing positions in the US, Canada, Hong Kong, the UK, Italy and Turkey; (3) establishment of the Asia Pacific as the Company's third major geographic business region; and (4) creation of a global business management group to support the three geographic business regions. In addition, the Company disposed of certain property, plant and equipment in connection with its strategic initiatives and recorded a net write-off of $1.4.

     As of January 1, 2002, the Company had total unpaid severance of $3.3 recorded in connection with aforementioned strategic initiatives. The following table presents severance payments and the remaining balance of the severance accrual as of March 31, 2002.

                             Beginning Balance                    Ending Balance
                              January 1, 2002      Payments      March  31, 2002
                             -----------------     --------      ---------------
Severance...............           $3.3              $1.1              $2.2

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

     All amounts in the following discussion are stated in millions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management has identified the following policies and estimates as critical to the Company's business operations and the understanding of the Company's results of operations. Note that the preparation of this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

SALES RETURNS AND ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of the Company's revenue for any period if management had made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt, customer concentrations, customer creditworthiness, current trends and changes in the Company's customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balance at March 31, 2002 was $102.3, net of sales returns and allowances of $1.2 and allowance for doubtful accounts of $7.0.

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

     If management determines that the carrying value of long-lived assets and intangibles and related goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, management assesses the existence of an impairment by comparing the carrying value of the underlying assets with the estimated undiscounted future operating cash flows. If such impairment is found to exist, management measures it based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. Long-lived assets, net intangible assets and goodwill amounted to $336.7 as of March 31, 2002.

     On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective, and as a result, the Company ceased to amortize goodwill. The amortization of goodwill the Company recorded for the three months ended March 31, 2001 was $1.5 and would have been approximately the same amount for the three months ended March 31, 2002. The Company is required to complete an initial impairment assessment of its goodwill by no more than six months after the adoption of SFAS No. 142 and perform an annual impairment review thereafter. Management will complete the initial impairment assessment of goodwill before the end of the second quarter of 2002. At present, the Company is unable to determine whether a material charge will be recorded when the impairment assessment is completed. In 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," also became effective and it provides further implementation guidance relative to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 144 in the first quarter of 2002 and determined that SFAS No. 144 will not have a material adverse impact on its results of operations or financial position.

RESULTS OF OPERATIONS

OVERVIEW

     In order to better serve a customer base consisting of retailers and apparel manufacturers, the Company during the second half of 2001 completed a strategic realignment of its core businesses into three geographic segments consisting of the North America, Europe, and Asia Pacific regions. The cornerstone of this initiative involved combining and unifying the previously separate Apparel Identification (labels and tags) and Labeling Solutions (bar code and price marking systems) business segments under a single sales and marketing organization. Structurally, the Company is now aligned in a geographic orientation across all product lines representing a significant change from the former single product, single region view. Management initiated this effort in direct response to a number of major forces impacting the Company's customer base including: (1) globalization, as manufacturers continue to migrate production outside the US and Europe and require greater product consistency and systems coordination; (2) global retail consolidation and the strengthening of private label retail brands; and (3) complexity fueled by a lengthening supply chain and the need to increase the speed to market. The Company believes that managing the business in a consistent manner across three geographic regions and presenting a single face globally make it easier for customers to conduct business with the Company. The Company also believes that by doing so, it responds directly to the needs of its customers, provides them with the products and services that are consistent in quality, look and feel, and enhances the Company's value proposition to both its current and prospective customers.

     The Company's results of operations in dollars and as a percent of sales are presented below:

                                                                Three Months Ended
                                                      --------------------------------------
                                                       March 31, 2002        March 31, 2001
                                                      ---------------       ----------------
Sales.............................................    $152.7    100.0%      $155.3    100.0%
Cost of sales.....................................      93.5     61.2         96.5     62.1
                                                      ------    -----       ------    -----
    Gross profit..................................      59.2     38.8         58.8     37.9
Selling, general and administrative expenses......      46.6     30.5         44.9     28.9
Amortization of goodwill..........................        --       --          1.5      1.0
                                                      ------    -----       ------    -----
    Operating income..............................      12.6      8.3         12.4      8.0
Interest expense, net.............................       2.5      1.7          2.4      1.6
                                                      ------    -----       ------    -----
Income before taxes...............................      10.1      6.6         10.0      6.4
Taxes on income...................................       2.6      1.7          2.8      1.8
                                                      ------    -----       ------    -----
    Net income....................................    $  7.5      4.9%      $  7.2      4.6%
                                                      ======    =====       ======    =====

     The Company's sales decreased 1.7% to $152.7 for the three months ended March 31, 2002 from $155.3 for the three months ended March 31, 2001. Management attributes the sales decline to the changes in foreign exchange rates as both the Euro and the British pound had lower values relative to the US dollar in 2002 as compared to 2001. In addition, management believes that the customers placed fewer orders as they attempted to manage their inventories in response to weakness in their markets. Despite the decline in sales, the Company's gross profit margin increased to 38.8% for the three months ended March 31, 2002 from 37.9% for the three months ended March 31, 2001 as major restructuring initiatives implemented in 2001 began to drive productivity and operating efficiencies throughout the Company's manufacturing operations. Management believes that the Company will continue to realize improvements in productivity and operating efficiencies.

     Operating income was $12.6 for the three months ended March 31, 2002 compared to $12.4 for the three months ended March 31, 2001. As a percent of sales, operating income was 8.3% for the three months ended March 31, 2002 and 8.0% for the three months ended March 31, 2001. Had SFAS No. 142, which stipulates that goodwill and certain intangible assets will no longer be amortized to earnings, become effective on January 1, 2001, operating income for the three months ended March 31, 2001 would have been $13.9 or 9.0% of sales.

     Management believes that acquisitions will continue to be a fundamental element of the Company's growth. During the first quarter of 2002, the Company acquired the business and manufacturing assets of Disenos De Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers.

SALES

     The following table shows sales by geographic operating segment:

                                                                Three Months Ended
                                                      --------------------------------------
                                                       March 31, 2002        March 31, 2001
                                                      ---------------       ----------------
Sales to unaffiliated customers:
North America.....................................    $ 80.5     52.7%      $ 85.3     54.9%
Europe............................................      40.2     26.3         42.7     27.5
Asia Pacific......................................      32.0     21.0         27.3     17.6
                                                      ------    -----       ------    -----
    Total.........................................    $152.7    100.0%      $155.3    100.0%
                                                      ======    =====       ======    =====

     North America sales include sales delivered through Company operations in the US, Canada and Latin America. Sales declined $4.8 or 5.6% to $80.5 for the three months ended March 31, 2002 compared to $85.3 for the three months ended March 31, 2001. Management attributes the sales decline to challenging economic and retail conditions that resulted in fewer orders and smaller average transaction size and generally reduced customer demand for the entire range of the Company's products. Management also points to a sales migration trend that continued into 2002 despite the global reach of the recession. The Company's customers have steadily moved their production outside the US where they have realized labor cost efficiencies. In order to remain competitive in a rapidly changing global business environment, the Company has aggressively expanded its operations to wherever its major customers are located. This has resulted in a shift in sales mix primarily to the Company's Asia Pacific region. The sales decline in 2002 was offset somewhat by $3.5 of sales generated by two companies acquired during the second half of 2001.

     Europe's sales include sales delivered through Company operations in eight countries. Sales declined $2.5 or 5.9% to $40.2 for the three months ended March 31, 2002 compared to $42.7 for the three months ended March 31, 2001. Management attributes the sales decline to the changes in foreign exchange rates as both the Euro and the British pound had lower values relative to the US dollar in 2002 as compared to 2001. In addition, management notes that Europe was similarly impacted by the global recession that continued into 2002. Moreover, the Company experienced intra-continent sales migration to emerging markets such as Turkey, as well as to the Asia Pacific region, as manufacturers sought to maximize labor cost efficiencies. The sales decline in 2002 was partially offset by $1.8 of sales related to an acquisition made in late-2001.

     The Asia Pacific region consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, and Australia. Sales in the region increased 17.2% to $32.0 for the three months ended March 31, 2002 compared to $27.3 for the three months ended March 31, 2001. This region has benefited significantly from the steady and continued migration of the Company's customers who have moved their production outside the US and Europe to take advantage of low labor costs. The sales increase of $4.7 consisted of sales increase of $3.2 in Hong Kong, China and Sri Lanka and $1.5 of sales related to an acquisition made in September 2001.

GROSS PROFIT

     Gross profit, as a percent of sales, increased to 38.8% for the three months ended March 31, 2002 from 37.9% for the three months ended March 31, 2001 as major restructuring initiatives implemented in 2001 began to drive productivity and operating efficiencies throughout the Company's manufacturing operations. Management's ongoing strategy includes implementing process improvements to reduce costs in all of its manufacturing facilities, efficiently re-deploying assets to manage production capacity and transferring production to new and emerging markets in which the Company's major customers are located in order to maximize labor cost efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

     SG&A, as a percent of sales, was 30.5% for the three months ended March 31, 2002 from 28.9% for the three months ended March 31, 2001. The increase in SG&A is attributed to incremental staffing and other fixed costs necessary to support the Company's global expansion, a loss of leverage due to sales decline, and certain incremental expenses associated with the Company's re-branding initiatives and prior acquisitions. Management's ongoing objective is to control absolute SG&A dollars and further reduce the ratio of SG&A to sales by leveraging sales growth against the Company's fixed expense base.

OPERATING INCOME

     Operating income was $12.6 for the three months ended March 31, 2002 compared to $12.4 for the three months ended March 31, 2001. As a percent of sales, operating income was 8.3% for the three months ended March 31, 2002 and 8.0% for the three months ended March 31, 2001. On a reportable operating segment basis, exclusive of certain corporate allocations, operating income, as a percent of sales, was as follows: North America was 7.6% and 10.1% for the three months ended March 31, 2002 and 2001, respectively; Europe was 9.0% and 7.3% for the three months ended March 31, 2002 and 2001, respectively; and Asia Pacific was 20.6% and 19.4% for the three months ended March 31, 2002 and 2001, respectively.

INTEREST EXPENSE, NET

     Net interest expense, related primarily to long-term debt, increased slightly to $2.5 for the three months ended March 31, 2002 compared to $2.4 for the three months ended March 31, 2001. As a percent of sales, net interest expense was 1.7% and 1.6% for the three months ended March 31, 2002 and 2001, respectively. Based on current operating plans, management expects the net interest expense to increase in the remainder of 2002 compared to the corresponding period in 2001 as a result of higher average borrowings and lower rates of return available on invested cash.

TAXES ON INCOME

     The effective tax rates for the three months ended March 31, 2002 and 2001 were 25.7% and 28.0%, respectively. The decrease in the effective tax rate is attributed to a shift in the geographic business mix toward lower tax rate jurisdictions and the Company's adoption of SFAS No. 142 on January 1, 2002, which lowered the effective tax rate as a nondeductible portion of goodwill amortization previously added back to income before taxes for tax reporting purposes is no longer applicable.

LIQUIDITY AND CAPITAL RESOURCES

    The table below presents summary cash flow information for the years indicated:

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            2002        2001
                                                           ------      ------
Net cash provided by operating activities.............     $  3.3      $ 3.0
Net cash used in investing activities.................      (18.9)      (0.9)
Net cash provided by financing activities.............       15.7        0.9
                                                           ------      -----
      Total change in cash and cash equivalents (a)...     $  0.1      $ 3.0
                                                           ======      =====

----------

(a) Before the effect of exchange rate changes on cash.

OPERATING ACTIVITIES

     Cash provided by operating activities is the Company's primary source of funds to finance operating needs and growth opportunities. Net cash provided by operating activities increased to $3.3 for the three months ended March 31, 2002 from $3.0 for the three months ended March 31, 2001.

     Working capital and the corresponding current ratio were $139.0 and 2.4:1 and $134.5 and 2.2:1 at March 31, 2002 and 2001, respectively. The increase in working capital resulted primarily from increase in inventories and decreases in accounts payables and accrued liabilities and accrued taxes on income, offset by decreases in cash and cash equivalents and accounts receivable.

INVESTING ACTIVITIES

     During the first quarter of 2002, the Company acquired the business and manufacturing assets of Disenos De Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers. In addition, the Company continued to upgrade production machinery, invest in the Enterprise Resource Planning ("ERP") system conversions, and accommodate the Company's growth and expansion in the Asia Pacific, Latin America, Europe and North Africa markets.

     Net cash used in investing activities for the three months ended March 31, 2001 consisted of the Company's continued upgrade of production equipment, the costs associated with growth and expansion of the Company's operations in the Asia Pacific and Latin America markets, and continued investment in the ERP system conversions.

FINANCING ACTIVITIES

     The components of total capital as of March 31, 2002 and December 31, 2001, respectively, are presented below:

                                                   March 31,      December 31,
                                                     2002             2001
                                                   ---------      ------------
Due to banks...................................     $  1.4           $  0.4
Current maturities of long-term debt...........        0.4              0.1
Long-term debt.................................      174.9            165.9
                                                    ------           ------
Total debt.....................................      176.7            166.4
Shareholders' equity...........................      296.9            286.1
                                                    ------           ------
Total capital..................................     $473.6           $452.5
                                                    ======           ======
Total debt as a percent of total capital.......       37.3%            36.8%
                                                    ======           ======

     The Company believes that its revolving credit agreement provides sufficient liquidity to support the Company's planned business activities and seasonal and specific-purpose expenditures. During the first quarter of 2002, the Company borrowed $9.4, net of repayments, under the Company's revolving credit agreement. In addition, the Company received proceeds of $5.4 from common stock issued under its employee stock option and stock purchase plans.

     During the first quarter of 2001, the Company received proceeds of $1.1 from common stock issued under its employee stock option and stock purchase plans.

MARKET RISK

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

     The Company sells its products in many countries and a substantial portion of its net sales and costs and expenses are denominated in foreign currencies. A significant portion of the Company's sales for the three months ended March 31, 2002 was derived from customers located outside the US, principally in Europe and the Asia Pacific, where the Company also manufactures its products. This exposes the Company to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers and global apparel manufacturers that have historically paid their accounts receivable balances with the Company.

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

     Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. Among others the risks and uncertainties include:

     o Worldwide economic and other business conditions that could affect demand for the Company's products in the US or international markets

     o Rate of migration of garment manufacturing industry moving from the United States and Western Europe

     o   The mix of products sold and the profit margins thereon

     o   Order cancellation or a reduction in orders from customers

     o   Competitive product offerings and pricing actions

     o   The availability and pricing of key raw materials

     o   The level of manufacturing productivity

     o   Dependence on key members of management

     Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information called for by this item is set forth under the heading "Market Risk" in Management's Discussion and Analysis contained in Item 2 above which information is hereby incorporated by reference.

                           PART II. OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits.

              None.

b)       Reports on Form 8-K

         Current Report on Form 8-K, dated February 20, 2002, as amended by Current Report on Form 8-K/A, dated March 27, 2002, reporting under
         Item 4 that the Registrant had adopted a plan to change the Registrant's auditors approximately every seven years, that it had informed Arthur Andersen LLP that its engagement as the Registrant's independent public accountants to audit and certify the Registrant's financial statements would be discontinued effective upon the completion of the audit of the Registrant's December 31, 2001 financial statements and that since January 1, 2000, there were no disagreements between the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Arthur Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

                       PAXAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       Paxar Corporation
                                       -----------------------------------------
                                       Registrant





                                       By:  /s/ Larry M. Segall
                                       -----------------------------------------
                                       Vice President and Controller
                                       (Chief Accounting Officer)




                                       May 15, 2002
                                       -----------------------------------------
                                       Date