Form 10-Q
period 2002-06-30
PAXAR CORP
filed 2002-08-14
CIK 75681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from              to
                                         -------------   -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (August 9, 2002)

                Common Stock, $0.10 par value: 39,648,344 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

    In the opinion of the Company, all adjustments, consisting only of normal recurring accruals and adjustments necessary to present fairly the financial information contained herein, have been included.

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                      ----------------------        ----------------------
                                                        2002          2001           2002            2001
                                                      -------        -------        -------        -------
Sales .............................................   $ 173.1        $ 157.1        $ 325.8        $ 312.4
Cost of sales .....................................     103.8           94.2          197.3          190.7
                                                      -------        -------        -------        -------
     Gross profit .................................      69.3           62.9          128.5          121.7
Selling, general and administrative expenses ......      49.3           43.1           95.9           88.0
Amortization of goodwill and other intangibles ....       0.1            1.5            0.1            3.0
Integration/restructuring and other costs .........        --            6.6             --            6.6
                                                      -------        -------        -------        -------
     Operating income .............................      19.9           11.7           32.5           24.1
Interest expense, net .............................       2.9            2.3            5.4            4.7
                                                      -------        -------        -------        -------
     Income before taxes ..........................      17.0            9.4           27.1           19.4
Taxes on income ...................................       3.9            2.6            6.5            5.4
                                                      -------        -------        -------        -------
     Net income ...................................   $  13.1        $   6.8        $  20.6        $  14.0
                                                      =======        =======        =======        =======

Basic earnings per common share ...................   $  0.33        $  0.16        $  0.52        $  0.33
                                                      =======        =======        =======        =======
Diluted earnings per common share .................   $  0.32        $  0.16        $  0.51        $  0.33
                                                      =======        =======        =======        =======
Average common shares outstanding:

  Basic ...........................................      39.7           42.2           39.5           42.2
  Diluted .........................................      40.8           42.8           40.5           42.8

    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                             JUNE 30,       DECEMBER 31,
                                                                              2002            2001
                                                                             -------         -------
                                                                            (UNAUDITED)
       ASSETS
       Current assets:
       Cash and cash equivalents .......................................     $  44.9         $  35.1
       Accounts receivable, less allowances of $9.1 and $9.3 at
          June 30, 2002 and December 31, 2001, respectively ............       117.3           100.9
       Inventories, net ................................................        85.2            77.7
       Deferred income taxes ...........................................         6.4             9.2
       Other current assets ............................................        13.9            11.4
                                                                             -------         -------
                 Total current assets ..................................       267.7           234.3
                                                                             -------         -------
       Property, plant and equipment, net ..............................       152.4           145.2
       Goodwill and other intangibles, net .............................       191.7           181.7
       Other assets ....................................................        22.8            22.6
                                                                             -------         -------
       Total assets ....................................................     $ 634.6         $ 583.8
                                                                             =======         =======
       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
       Due to banks ....................................................     $   0.5         $   0.4
       Current maturities of long-term debt ............................         0.5             0.1
       Accounts payable and accrued liabilities ........................        94.2            90.0
       Accrued taxes on income..........................................        16.0            11.6
                                                                             -------         -------
                 Total current liabilities .............................       111.2           102.1
                                                                             -------         -------
       Long-term debt ..................................................       175.4           165.9
       Deferred income taxes ...........................................         9.4            12.7
       Other liabilities ...............................................        16.0            17.0
       Commitments and contingent liabilities
       Shareholders' equity:
       Preferred stock, $0.01 par value, 5,000,000 shares authorized,
          none issued and outstanding ..................................          --              --
       Common stock, $0.10 par value, 200,000,000 shares authorized,
          39,819,901 and 38,929,163 shares issued and outstanding at
          June 30, 2002 and December 31, 2001, respectively ............         4.0             3.9
       Paid-in capital .................................................        20.1            11.7
       Retained earnings ...............................................       311.2           290.6
       Accumulated other comprehensive loss ............................       (12.7)          (20.1)
                                                                             -------         -------
                 Total shareholders' equity ............................       322.6           286.1
                                                                             -------         -------
       Total liabilities and shareholders' equity ......................     $ 634.6         $ 583.8
                                                                             =======         =======


    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        -----------------------
                                                                          2002            2001
                                                                        -------         -------
OPERATING ACTIVITIES
 Net income ........................................................    $  20.6         $  14.0
 Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization ..................................       14.4            16.9
    Deferred income taxes ..........................................         --             0.1
    Gain on sales of property and equipment, net ...................       (0.2)             --
    Write-off of property and equipment ............................        0.3              --
    Accretion of discount on post-employment benefit obligations ...        0.4              --
 Changes in assets and liabilities, net of businesses acquired:
    Accounts receivable ............................................      (16.4)            4.1
    Inventories ....................................................       (7.5)            7.2
    Other current assets ...........................................       (2.4)           (7.2)
    Accounts payable and accrued liabilities .......................        5.9            (6.7)
    Accrued taxes on income ........................................        4.4            (0.3)
    Other, net .....................................................       (1.2)           (2.8)
                                                                        -------         -------
    Net cash provided by operating activities ......................       18.3            25.3
                                                                        -------         -------
INVESTING ACTIVITIES
 Purchases of property, plant and equipment ........................       (9.6)          (11.3)
 Purchases of businesses, net of cash acquired .....................      (18.0)            1.3
 Proceeds from sales of property and equipment .....................        0.3              --
 Other, net ........................................................       (0.3)            6.5
                                                                        -------         -------
    Net cash used in investing activities ..........................      (27.6)           (3.5)
                                                                        -------         -------
FINANCING ACTIVITIES
 Net increase in short-term debt ...................................        0.1             0.7
 Additions to long-term debt .......................................       58.4            12.1
 Reductions in long-term debt ......................................      (48.5)           (5.4)
 Proceeds from common stock issued under employee
   stock option and stock purchase plans ...........................        8.5             2.3
                                                                        -------         -------
    Net cash provided by financing activities ......................       18.5             9.7
                                                                        -------         -------
Effect of exchange rate changes on cash ............................        0.6            (0.5)
                                                                        -------         -------
    Increase in cash and cash equivalents ..........................        9.8            31.0
Cash and cash equivalents at beginning of year .....................       35.1            44.3
                                                                        -------         -------
Cash and cash equivalents at end of period .........................    $  44.9         $  75.3
                                                                        =======         =======

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

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

    On June 29, 2001, the Financial Accounting Standards Board ("FASB") promulgated two new statements, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001 and eliminates the use of the pooling-of-interests method. SFAS No. 141 also expands the definition of intangible assets acquired in a purchase transaction. As a result, the purchase price allocation of future business combinations may be different from the allocation that would have resulted under the old rules.

    SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires that identifiable intangible assets be recognized separately from goodwill. In addition, it stipulates that goodwill and certain intangible assets will no longer be amortized, but must be tested for impairment at least annually. Accordingly, the amortization of goodwill for previous acquisitions ceased upon the Company's adoption of SFAS No. 142 on January 1, 2002. The amortization of goodwill was $1.5 and $3.0 for the three and six months ended June 30, 2001, respectively, and would have been $1.6 and $3.2 for the three and six months ended June 30, 2002.

    Pursuant to SFAS No. 142, the Company completed its initial goodwill impairment assessment during the second quarter of 2002, and based on comparison of the fair values of its reporting units with their carrying amounts, including goodwill, the Company has determined that goodwill of the reporting units is not impaired.

    The following table presents a reconciliation of reported net income and earnings per share to adjusted net income and earnings per share had SFAS No. 142 been in effect at January 1, 2001:


                                                              Three Months Ended   Six Months Ended
                                                                June 30, 2001       June 30, 2001
                                                              ------------------   ----------------
Reported net income ........................................       $    6.8            $   14.0
Add back: Amortization of goodwill, net of income taxes ....            1.1                 2.2
                                                                   --------            --------
Adjusted net income ........................................       $    7.9            $   16.2
                                                                   ========            ========

Reported earnings per share (basic) ........................       $   0.16            $   0.33
Add back: Amortization of goodwill, net of income taxes ....           0.03                0.05
                                                                   --------            --------
Adjusted earnings per share (basic) ........................       $   0.19            $   0.38
                                                                   ========            ========

Reported earnings per share (diluted) ......................       $   0.16            $   0.33
Add back: Amortization of goodwill, net of income taxes ....           0.03                0.05
                                                                   --------            --------
Adjusted earnings per share (diluted) ......................       $   0.19            $   0.38
                                                                   ========            ========

    The changes in the carrying amounts of goodwill for the six months ended June 30, 2002 are as follows:

                  Beginning Balance         Goodwill            Foreign Currency          Ending Balance
                  January 1, 2002 (a)       Acquired         Translation Adjustments       June 30, 2002
                  -------------------       --------         -----------------------       -------------
North America ..     $    104.7            $      5.2            $       --                 $    109.9
Europe .........           59.8                    --                   3.1                       62.9
Asia Pacific ...           17.2                   0.1                    --                       17.3
                     ----------            ----------            ----------                 ----------
     Total .....     $    181.7            $      5.3            $      3.1                 $    190.1
                     ==========            ==========            ==========                 ==========

---------------
(a) Reflects allocation of goodwill pursuant to the Company's initial goodwill impairment assessment.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to existing pronouncements. The Company determined that the adoption of SFAS No. 145 will not have a material impact on its results of operations or financial position.

NOTE 3:  FINANCIAL INSTRUMENTS

    The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on January 1, 2001. These statements outline the accounting treatment for all derivative instruments and hedging activities and require that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified to earnings in the period in which earnings are affected by the hedged item. The cumulative effects of adopting these standards on net income and other comprehensive loss were not material to net income and other comprehensive loss for the three and six months ended June 30, 2002 and shareholders' equity at January 1, 2002.

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

    The fair value of outstanding forward foreign exchange contracts at June 30, 2002 and January 1, 2002 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three and six months ended June 30, 2002 were not material.

    All financial instruments of the Company with the exception of hedge instruments are carried at cost, which approximates fair value.

NOTE 4:  INVENTORIES, NET

    Inventories are stated at lower of cost or market. The value of net inventories determined using the last-in, first-out method was $16.4 and $13.9 as of June 30, 2002 and December 31, 2001, respectively. The value of all other net inventories determined using the first-in, first-out method was $68.8 and $63.8 as of June 30, 2002 and December 31, 2001, respectively.

    The components of net inventories are set forth below:

                                                           June 30,      December 31,
                                                             2002           2001
                                                           -------         -------
Raw materials ........................................     $  35.7        $  36.6
Work-in-process ......................................         9.9            8.2
Finished goods .......................................        53.5           46.6
                                                           -------        -------
                                                              99.1           91.4
Less allowance for obsolescence                              (13.9)         (13.7)
                                                           -------        -------
                                                            $ 85.2        $  77.7
                                                           =======        =======

NOTE 5:  LONG-TERM DEBT

    A summary of long-term debt is set forth below:

                                                           June 30,     December 31,
                                                             2002          2001
                                                            ------        ------
6.74% Senior Notes ....................................     $150.0         $150.0
Economic Development Revenue Bonds due 2011 and 2019...       13.0           13.0
Revolver ..............................................       10.4            0.6
Other .................................................        2.5            2.4
                                                            ------         ------
                                                             175.9          166.0
Less current maturities ...............................        0.5            0.1
                                                            ------         ------
                                                            $175.4         $165.9
                                                            ======         ======

NOTE 6:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    A summary of accounts payable and accrued liabilities is set forth below:

                                                          June 30,     December 31,
                                                            2002           2001
                                                          --------     ------------
Accounts payable ......................................    $  41.0        $  36.3
Accrued payroll costs .................................       20.9           17.7
Other accrued liabilities .............................       32.3           36.0
                                                           -------        -------
                                                           $  94.2        $  90.0
                                                           =======        =======

NOTE 7:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is set forth below:

                                                    Six Months Ended
                                                        June 30,
                                                ------------------------
                                                  2002            2001
                                                --------        --------
Interest, net ..............................    $    5.3       $    4.7
                                                ========        ========
Income taxes, net ..........................    $    1.3       $    4.9
                                                ========        ========

NOTE 8:  COMPREHENSIVE INCOME

    Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                    Six Months Ended
                                                        June 30,
                                                ------------------------
                                                  2002            2001
                                                --------        --------
Net income ..................................   $   20.6        $   14.0
Foreign currency translation adjustments.....        7.4            (6.6)
                                                --------        --------
Comprehensive income ........................   $   28.0        $    7.4
                                                ========        ========

NOTE 9:  EARNINGS PER COMMON SHARE

    The reconciliation of basic and diluted share computation is as follows:

                                                    Six Months Ended
                                                        June 30,
                                                ------------------------
                                                  2002            2001
                                                --------        --------
Average common shares (basic) ...............       39.5            42.2
Options and warrants ........................        1.0             0.6
                                                --------        --------
Adjusted average common shares (diluted).....       40.5            42.8
                                                ========        ========

NOTE 10:  SEGMENT INFORMATION

    The Company develops, manufactures and markets bar code systems, apparel systems, fabric labels, graphic tags, and identification and pricing solutions products to customers primarily in the retail and apparel manufacturing industries. In addition, the sales of the Company's products usually result in the ongoing sale of supplies, replacement parts and services. The Company's printers and labelers are sold worldwide through a direct sales force, through non-exclusive manufacturers' representatives in the US and through international and export distributors and commission agents in Europe, Latin America and the Asia Pacific region.

    The Company's operations have been classified into three geographic segments consisting of North America (including the US, Canada and Latin America), Europe and Asia Pacific. Each of the three geographic segments develops, manufactures and markets the Company's products and services. The results from the three geographic segments are regularly reviewed by the Company's chief executive officer and chief financial officer to make decisions about resources to be allocated to each geographic segment and assess its performance. Information regarding the operations of the Company in different geographic segments is set forth below.

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                      -------------------------         -------------------------
                                                        2002             2001             2002             2001
                                                      --------         --------         --------         --------
Sales to unaffiliated customers:
North America ..................................      $   85.6         $   80.4         $  166.1         $  165.7
Europe .........................................          44.4             42.6             84.6             85.3
Asia Pacific ...................................          43.1             34.1             75.1             61.4
                                                      --------         --------         --------         --------
          Total ................................      $  173.1         $  157.1         $  325.8         $  312.4
                                                      ========         ========         ========         ========

Intersegment sales:
North America ..................................      $   17.0         $   14.1         $   32.3         $   27.1
Europe .........................................          10.9              8.8             21.3             17.5
Asia Pacific ...................................           2.7              1.6              4.8              2.6
Eliminations ...................................         (30.6)           (24.5)           (58.4)           (47.2)
                                                      --------         --------         --------         --------
          Total ................................      $     --         $     --         $     --         $     --
                                                      ========         ========         ========         ========

Operating income:
North America ..................................      $    9.6         $    8.6         $   15.7         $   17.2
Europe .........................................           5.2              5.0              8.8              8.1
Asia Pacific ...................................          10.6              8.6             17.2             13.9
                                                      --------         --------         --------         --------
                                                          25.4             22.2             41.7             39.2
Corporate expenses .............................          (5.4)            (2.4)            (9.1)            (5.5)
Amortization of goodwill and other intangibles..          (0.1)            (1.5)            (0.1)            (3.0)
Integration/restructuring and other costs ......            --             (6.6)              --             (6.6)
                                                      --------         --------         --------         --------
          Total ................................      $   19.9         $   11.7         $   32.5         $   24.1
                                                      ========         ========         ========         ========

Depreciation and amortization:
North America ..................................      $    4.1         $    3.8         $    7.7         $   10.0
Europe .........................................           2.3              2.3              4.1              4.4
Asia Pacific ...................................           1.2              1.0              2.0              2.2
                                                      --------         --------         --------         --------
                                                           7.6              7.1             13.8             16.6
Corporate ......................................           0.4              0.1              0.6              0.3
                                                      --------         --------         --------         --------
          Total ................................      $    8.0         $    7.2         $   14.4         $   16.9
                                                      ========         ========         ========         ========

Capital expenditures:
North America ..................................      $    2.3         $    1.6         $    3.6         $    3.8
Europe .........................................           1.8              2.3              3.3              4.2
Asia Pacific ...................................           1.6              1.8              2.2              2.3
                                                      --------         --------         --------         --------
                                                           5.7              5.7              9.1             10.3
Corporate ......................................           0.4              0.8              0.5              1.0
                                                      --------         --------         --------         --------
          Total ................................      $    6.1         $    6.5         $    9.6         $   11.3
                                                      ========         ========         ========         ========


                                                               As of
                                                      --------------------------
                                                       June 30,     December 31,
                                                         2002           2001
                                                       --------        --------
Long-lived assets:
North America ..................................      $  197.7         $  187.4
Europe .........................................         102.9             97.6
Asia Pacific ...................................          36.5             35.5
                                                      --------         --------
                                                         337.1            320.5
Corporate ......................................           7.0              6.4
                                                      --------         --------
          Total ................................      $  344.1         $  326.9
                                                     =========        =========

Total assets:
North America ..................................      $  296.9         $  284.9
Europe .........................................         197.5            183.5
Asia Pacific ...................................          91.0             79.6
                                                      --------         --------
                                                         585.4            548.0
Corporate ......................................          49.2             35.8
                                                      --------         --------
          Total ................................      $  634.6         $  583.8
                                                      ========         ========

    Certain reclassifications have been made to prior year amounts pursuant to the Company's initial goodwill impairment assessment.

NOTE 11:  RESTRUCTURING  AND  OTHER SPECIAL CHARGES

    During 2001, the Company implemented specific initiatives to enhance revenue growth, increase capital efficiency and lower operating costs. As a result, the Company recorded a pre-tax charge of $13.3 relating to integration/restructuring and other costs. Of this amount, $11.9 pertained to: (1) integration of certain manufacturing facilities and the consolidation of production sites as the Company closed and sold two manufacturing locations in North America and rationalized operations in the UK, Italy and Spain; and (2) strategic unification of the sales and marketing organization and a global organizational reshaping, which resulted in severance for 125 managerial and administrative personnel and 350 manufacturing positions in the US, Canada, Hong Kong, the UK, Italy and Turkey. In addition, the Company disposed of certain property, plant and equipment in connection with its strategic initiatives and recorded a net write-off of $1.4.

    As of January 1, 2002, the Company had total unpaid severance of $3.3 recorded in connection with aforementioned strategic initiatives. The following table presents severance payments and the remaining balance of the severance accrual as of June 30, 2002.

                    Beginning Balance                    Ending Balance
                      January 1, 2002      Payments       June 30, 2002
                   -------------------    ---------    ----------------
Severance......         $ 3.3               $ 1.9           $ 1.4

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

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

SALES RETURNS AND ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of the Company's revenue for any period if management had made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt, customer concentrations, customer creditworthiness, current trends and changes in the Company's customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balance at June 30, 2002 was $117.3, net of allowances of $9.1.

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

    If management determines that the carrying value of long-lived assets and intangibles and related goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, management assesses the existence of an impairment by comparing the carrying value of the underlying assets with the estimated undiscounted future operating cash flows. If such impairment is found to exist, management measures it based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. Long-lived assets, goodwill and other intangibles, net of accumulated depreciation and amortization, amounted to $344.1 as of June 30, 2002.

    On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective, and as a result, the Company ceased amortizing goodwill. The amortization of goodwill was $1.5 and $3.0 for the three and six months ended June 30, 2001, respectively, and would have been $1.6 and $3.2 for the three and six months ended June 30, 2002.

    Pursuant to SFAS No. 142, the Company completed its initial goodwill impairment assessment during the second quarter of 2002, and based on comparison of the fair values of its reporting units with their carrying amounts, including goodwill, the Company has determined that goodwill of the reporting units is not impaired. Additionally, under SFAS No. 142, the Company is required to test goodwill for impairment on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

RESULTS OF OPERATIONS

OVERVIEW

    In order to better serve a customer base consisting of retailers and apparel manufacturers, the Company, during the second half of 2001 completed a strategic realignment of its core businesses into three geographic segments consisting of the North America, Europe, and Asia Pacific regions. The cornerstone of this initiative involved combining and unifying the previously separate Apparel Identification (labels and tags) and Labeling Solutions (bar code and price marking systems) business segments under a single sales and marketing organization. Structurally, the Company is now aligned in a geographic orientation across all product lines, representing a significant change from the former single product, single region view. Management initiated this effort in direct response to a number of major forces impacting the Company's customer base including: (1) globalization, as manufacturers continue to migrate production outside the US and Europe and require greater product consistency and systems coordination; (2) global retail consolidation and the strengthening of private label retail brands; and (3) complexity fueled by a lengthening supply chain and the need to increase the speed to market. The Company believes that managing the business in a consistent manner across three geographic regions and presenting a single face globally make it easier for customers to conduct business with the Company. The Company also believes that by doing so, it responds directly to the needs of its customers, provides them with the products and services that are consistent in quality, look and feel, and enhances the Company's value proposition to both its current and prospective customers.

    The Company's results of operations in dollars and as a percent of sales are presented below:

                                                  Three Months Ended                                  Six Months Ended
                                 -------------------------------------------------      --------------------------------------------
                                     June 30, 2002             June 30, 2001              June 30, 2002            June 30, 2001
                                 --------------------       --------------------      --------------------      --------------------
Sales .......................    $173.1         100.0%      $157.1         100.0%     $325.8         100.0%     $312.4       100.0%
Cost of sales ...............     103.8          60.0         94.2          60.0       197.3          60.6       190.7        61.0
                                 ------        ------       ------        ------      ------        ------      ------      ------
    Gross profit ............      69.3          40.0         62.9          40.0       128.5          39.4       121.7        39.0
Selling, general and
  administrative expenses ...      49.3          28.5         43.1          27.4        95.9          29.4        88.0        28.2
Amortization of goodwill and
  other intangibles .........       0.1           0.1          1.5           1.0         0.1            --         3.0         1.0
Integration/restructuring and
  other costs ...............        --            --          6.6           4.2          --            --         6.6         2.1
                                 ------        ------       ------        ------      ------        ------      ------      ------
    Operating income ........      19.9          11.4         11.7           7.4        32.5          10.0        24.1         7.7
Interest expense, net .......       2.9           1.6          2.3           1.4         5.4           1.7         4.7         1.5
                                 ------        ------       ------        ------      ------        ------      ------      ------
Income before taxes .........      17.0           9.8          9.4           6.0        27.1           8.3        19.4         6.2
Taxes on income .............       3.9           2.2          2.6           1.7         6.5           2.0         5.4         1.7
                                 ------        ------       ------        ------      ------        ------      ------      ------
    Net income ..............    $ 13.1           7.6%      $  6.8           4.3%     $ 20.6           6.3%     $ 14.0         4.5%
                                 ======        ======       ======        ======      ======        ======      ======      ======

    The Company's sales increased 10% to $173.1 compared with $157.1 for the three months ended June 30, 2001. The increase is primarily attributable to increased customer demand for the existing range of the Company's products ("organic sales growth") and acquisitions made during the second half of 2001 and first quarter of 2002 ("acquisitions"). Management believes that the Company's ability to provide its customers with outstanding service, quality products and on-time deliveries helped fuel the organic sales growth. For the six months ended June 30, 2002, sales increased 4% to $325.8 compared with $312.4 for the six months ended June 30, 2001. The increase is primarily attributable to organic sales growth in the second quarter of 2002 and to acquisitions, offset by sales declines attributable to challenging economic and retail conditions in the first quarter of 2002.

    Gross profit margins were 40% and 39% for the three and six months ended June 30, 2002, respectively, compared with 40% and 39% for the three and six months ended June 30, 2001. Management believes that major restructuring initiatives implemented in 2001 continue to drive productivity and operating efficiencies throughout the Company's manufacturing operations and improve the Company's gross profit margin.

    Operating income increased to $19.9 and $32.5 for the three and six months ended June 30, 2002, respectively, from $11.7 and $24.1 for the three and six months ended June 30, 2001. As a percent of sales, operating income was 11% and 10% for the three and six months ended June 30, 2002, respectively, compared with 7% and 8% for the three and six months ended June 30, 2001. Excluding amortization of goodwill and integration/restructuring and other costs, operating income would have been $19.8 or 13% of sales for the three months ended June 30, 2001 and $33.7 or 11% of sales for the six months ended June 30, 2001.

SALES

     The following table presents sales by geographic operating segment:

                                               Three Months Ended                                   Six Months Ended
                                   -------------------------------------------     -----------------------------------------------
                                      June 30, 2002            June 30, 2001           June 30, 2002                June 30, 2001
                                   ------------------     --------------------     -------------------         -------------------
Sales to unaffiliated customers:
North America ..................   $  85.6         49%    $  80.4           51%    $ 166.1          51%        $ 165.7          53%
Europe .........................      44.4         26        42.6           27        84.6          26            85.3          27
Asia Pacific ...................      43.1         25        34.1           22        75.1          23            61.4          20
                                   -------    -------     -------      -------     -------     -------         -------     -------
    Total ......................   $ 173.1        100%    $ 157.1          100%    $ 325.8         100%        $ 312.4         100%
                                   =======    =======     =======      =======     =======     =======         =======     =======

    North America sales include sales delivered through Company operations in the US, Canada and Latin America. Sales increased 6% to $85.6 for the three months ended June 30, 2002 compared with $80.4 for the three months ended June 30, 2001. The increase is primarily attributable to acquisitions and to organic sales growth. For the six months ended June 30, 2002, sales increased slightly to $166.1 from $165.7 for the six months ended June 30, 2001.

The increase is due almost entirely to organic sales growth in the second quarter of 2002 and to acquisitions, largely offset by the sales decline attributable to challenging economic and retail conditions in the first quarter of 2002 that resulted in fewer orders and smaller average transaction size. Additionally, management points to a sales migration trend that continued into 2002. Many of the Company's customers have steadily moved their production outside the US where they have realized labor cost efficiencies. This has resulted in a shift in sales mix primarily to the Company's Asia Pacific region.

    Europe's sales include sales delivered through Company operations in eight countries. Sales increased 4% to $44.4 for the three months ended June 30, 2002 compared with $42.6 for the three months ended June 30, 2001. The increase is primarily attributable to an acquisition made in late 2001, to organic sales growth and to favorable currency exchange rates, offset by sales declines attributable to the continued sales migration to the Asia Pacific region. For the six months ended June 30, 2002, sales decreased slightly to $84.6 compared with $85.3 for the six months ended June 30, 2001. The decrease is attributable to lower than expected customer demand in the first quarter of 2002 and continued migration of the Company's customers to the Asia Pacific region, offset by sales generated by an acquisition made in late 2001 and organic sales growth in the second quarter of 2002.

    The Asia Pacific region consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, Australia and Korea. Sales in the region increased 26% to $43.1 and 22% to $75.1 for the three and six months ended June 30, 2002, respectively, compared with $34.1 and $61.4 for the three and six months ended June 30, 2001. The Company's operations in this region have benefited significantly from the steady and continued migration of the Company's customers who have moved their production outside the US and Europe to maximize labor cost efficiencies. In addition, sales increased significantly over prior year as the Company continued to establish a strong foothold in the region in response to growing customer demand.

GROSS PROFIT

    Gross profit margins were 40% and 39% for the three and six months ended June 30, 2002, respectively, compared with 40% and 39% for the three and six months ended June 30, 2001. During 2001, the Company implemented major restructuring initiatives to improve productivity and operating efficiencies throughout the Company's manufacturing operations. Management believes that these initiatives will serve as the catalysts that will enable the Company to continue to add to its top-line growth and improve its gross profit margin. Additionally, management's ongoing strategy includes implementing process improvements to reduce costs in all of its manufacturing facilities, efficiently re-deploying assets to manage production capacity and transferring production to new and emerging markets in which the Company's major customers are located in order to maximize labor cost efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses ("SG&A"), as a percent of sales, was 28% and 29% for the three and six months ended June 30, 2002, respectively, compared with 27% and 28% for the three and six months ended June 30, 2001. The increase in SG&A is attributable to incremental staffing and other fixed costs necessary to support the Company's global expansion and certain incremental expenses associated with the Company's re-branding initiatives and prior acquisitions. Management's ongoing objective is to control absolute SG&A dollars and further reduce the ratio of SG&A to sales by leveraging sales growth against the Company's fixed expense base.

OPERATING INCOME

    Operating income increased to $19.9 and $32.5 for the three and six months ended June 30, 2002, respectively, from $11.7 and $24.1 for the three and six months ended June 30, 2001. As a percent of sales, operating income was 11% and 10% for the three and six months ended June 30, 2002, respectively, compared with 7% and 8% for the three and six months ended June 30, 2001. Excluding amortization of goodwill and integration/restructuring and other costs, operating income would have been $19.8 or 13% of sales for the three months ended June 30, 2001 and $33.7 or 11% of sales for the six months ended June 30, 2001. On a reportable operating segment basis, exclusive of corporate expenses, amortization of goodwill and integration/ restructuring and other costs, operating income, as a percent of sales, was as follows: North America was 11% and 9% for the three and six months ended June 30, 2002, respectively, compared with 11% and 10% for the three and six months ended June 30, 2001; Europe was 12% and 10% for the three and six months ended June 30, 2002, respectively, compared with 12% and 9% for the three and six months ended June 30, 2001; and Asia Pacific was 25% and 23% for the three and six months ended June 30, 2002, respectively, compared with 25% and 23% for the three and six months ended June 30, 2001.

INTEREST EXPENSE, NET

    Net interest expense, related primarily to long-term debt, increased to $2.9 and $5.4 for the three and six months ended June 30, 2002, respectively, compared with $2.3 and $4.7 for the three and six months ended June 30, 2001. As a percent of sales, net interest expense was 1.6% and 1.7% for the three and six months ended June 30, 2002, respectively, compared with 1.4% and 1.5% for the three and six months ended June 30, 2001. The increase is attributable to higher average borrowings, lower average cash and cash equivalents, and lower rates of return available on invested cash.

TAXES ON INCOME

    The effective tax rates decreased to 23% and 24% for the three and six months ended June 30, 2002, respectively, from 28% for both three and six months ended June 30, 2001. The decrease is attributable to a shift in the geographic business mix toward lower tax rate jurisdictions. In addition, the Company's adoption of SFAS No. 142 on January 1, 2002 lowered the effective tax rate as a nondeductible portion of goodwill amortization previously added back to income before taxes for tax reporting purposes is no longer applicable.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents summary cash flow information for the periods indicated below:


                                                                    Six Months Ended
                                                                        June 30,
                                                                 -----------------------
                                                                   2002            2001
                                                                 -------         -------
       Net cash provided by operating activities ..........      $  18.3         $  25.3
       Net cash used in investing activities ..............        (27.6)           (3.5)
       Net cash provided by financing activities ..........         18.5             9.7
                                                                 -------         -------
          Total change in cash and cash equivalents (a)....      $   9.2         $  31.5
                                                                 =======         =======

---------------
(a) Before the effect of exchange rate changes on cash.

OPERATING ACTIVITIES

    Cash provided by operating activities is the Company's primary source of funds to finance operating needs and growth opportunities. Net cash provided by operating activities was $18.3 for the six months ended June 30, 2002 compared with $25.3 for the six months ended June 30, 2001. The decrease is primarily due to increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued taxes on income. Management attributes the increases in accounts receivable, inventories and accounts payable to the significant increase in sales in the second quarter of 2002 over the previous quarter.

INVESTING ACTIVITIES

    During the first quarter of 2002, the Company acquired the business and manufacturing assets of Disenos De Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers. In addition, the Company continued to upgrade production machinery, proceed with its Enterprise Resource Planning ("ERP") system conversions, and invest in the Company's growth and expansion in Europe, Latin America and the Asia Pacific region.

    Net cash used in investing activities for the six months ended June 30, 2001 consisted of the Company's continued upgrade of production equipment, the costs associated with growth and expansion of the Company's operations in the Asia Pacific and Latin America markets, and continued investment in the ERP system conversions.

FINANCING ACTIVITIES

    The components of total capital as of June 30, 2002 and December 31, 2001, respectively, are presented below:

                                                June 30,       December 31,
                                                  2002            2001
                                                -------         -------
Due to banks .............................      $   0.5         $   0.4
Current maturities of long-term debt .....          0.5             0.1
Long-term debt ...........................        175.4           165.9
                                                -------         -------
Total debt ...............................        176.4           166.4
Shareholders' equity .....................        322.6           286.1
                                                -------         -------
Total capital ............................      $ 499.0         $ 452.5
                                                =======         =======
Total debt as a percent of total capital..           35%             37%
                                                =======         =======

    Management believes that the Company's revolving credit agreement provides sufficient liquidity to support the Company's planned business activities and seasonal and specific-purpose expenditures. For the six months ended June 30, 2002, the Company had net borrowings of $10.0 and received proceeds of $8.5 from common stock issued under its employee stock option and stock purchase plans.

    For the six months ended June 30, 2001, the Company had net borrowings of $7.4 and received proceeds of $2.3 from common stock issued under its employee stock option and stock purchase plans.

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

    The Company sells its products in many countries and a substantial portion of its net sales and costs and expenses are denominated in foreign currencies. A significant portion of the Company's sales for the three months ended June 30, 2002 was derived from customers located outside the US, principally in Europe and the Asia Pacific region, where the Company also manufactures its products. This exposes the Company to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers and global apparel manufacturers that have historically paid their accounts payable balances with the Company.

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

                           PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 30, 2002, the Company held its Annual Meeting of Shareholders to elect five Directors to serve for two-year terms. No other shareholder action was taken at the Annual Meeting.

         The nominees for election to the Board of Directors received the number of votes set forth opposite their names below:

                                                  For Election             Withheld Authority
                                                  ------------             ------------------
           Arthur Hershaft                         35,118,792                       1,213,045

           Joyce F. Brown                          35,777,591                         554,246

           David L. Kolb                           35,356,170                         975,667

           Thomas R. Loemker                       35,084,329                       1,247,508

           James C. McGroddy                       35,357,240                         974,597

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits.

         Exhibit 99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                         to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                         to Section 906 of the Sarbanes-Oxley Act of 2002

b)       Reports on Form 8-K

         Current Report on Form 8-K, dated February 20, 2002, and filed on April 17, 2002, reporting under Item 4 that on April 15, 2002, the Registrant engaged PricewaterhouseCoopers LLP ("PwC") to serve as the Registrant's independent public accountants for fiscal year 2002 and that during the years ended December 31, 2001 and 2000, and through the date of engagement, it did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                       PAXAR CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Paxar Corporation
                                                  ---------------------------
                                                  Registrant

                                                  By:  /s/ Larry M. Segall
                                                  ---------------------------
                                                  Vice President and Controller
                                                  (Chief Accounting Officer)

                                                  August 14, 2002
                                                  ---------------------------
                                                  Date