Form 10-Q
period 2002-09-30
PAXAR CORP
filed 2002-11-14
CIK 75681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended September 30, 2002


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (November 6, 2002)

                Common Stock, $0.10 par value: 39,282,578 shares

                          PART I. FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements
        ---------------------------------

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

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                                       Three Months Ended                  Nine Months Ended
                                                                           September 30,                      September 30,
                                                                       ------------------                  ------------------
                                                                       2002             2001              2002           2001
                                                                      ------           ------            ------         ------
       Sales.....................................................    $  170.1        $  138.8           $  495.9      $  451.2
       Cost of sales.............................................       105.8            86.5              303.1         277.2
                                                                     --------        --------           --------      --------
            Gross profit.........................................        64.3            52.3              192.8         174.0
       Selling, general and administrative expenses..............        48.8            41.6              144.7         129.7
       Amortization of goodwill and other intangibles............         0.1             1.5                0.2           4.5
       Integration/restructuring and other costs.................         --              2.0                --            8.6
                                                                     --------        --------           --------      --------
            Operating income.....................................        15.4             7.2               47.9          31.2
       Interest expense, net.....................................         3.1             2.5                8.5           7.2
                                                                     --------        --------           --------      --------
            Income before taxes..................................        12.3             4.7               39.4          24.0
       Taxes on income...........................................         2.1             0.8                8.6           6.1
                                                                     --------        --------           --------      --------
            Net income...........................................    $   10.2        $    3.9           $   30.8      $   17.9
                                                                     ========        ========           ========      ========

       Basic earnings per common share...........................    $   0.26        $   0.09           $   0.78      $   0.42
                                                                     ========        ========           ========      ========
       Diluted earnings per common share.........................    $   0.25        $   0.09           $   0.76      $   0.42
                                                                     ========        ========           ========      ========
       Average common shares outstanding:
         Basic...................................................        39.5            41.9               39.5          42.2
         Diluted.................................................        40.3            42.6               40.4          42.8




     The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)


                                                                                            September 30,         December 31,
                                                                                                2002                  2001
                                                                                            ------------          -----------
                                                                                             (Unaudited)
        ASSETS
        Current assets:
        Cash and cash equivalents......................................................       $    49.3          $    35.1
        Accounts receivable, less allowances of $9.8 and $9.3 at
           September 30, 2002 and December 31, 2001, respectively......................           108.1              100.9
        Inventories, net...............................................................            86.9               77.7
        Deferred income taxes..........................................................             6.6                9.2
        Other current assets...........................................................            14.9               11.4
                                                                                              ---------          ---------
                  Total current assets.................................................           265.8              234.3
                                                                                              ---------          ---------
        Property, plant and equipment, net.............................................           152.4              145.2
        Goodwill and other intangibles, net............................................           197.0              181.7
        Other assets...................................................................            23.0               22.6
                                                                                              ---------          ---------

        Total assets...................................................................       $   638.2          $   583.8
                                                                                              =========          =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
        Due to banks...................................................................       $     0.6          $     0.4
        Current maturities of long-term debt...........................................             0.4                0.1
        Accounts payable and accrued liabilities.......................................            89.9               90.0
        Accrued taxes on income........................................................            16.9               11.6
                                                                                              ---------          ---------
                  Total current liabilities............................................           107.8              102.1
                                                                                              ---------          ---------
        Long-term debt.................................................................           179.8              165.9
        Deferred income taxes..........................................................             9.5               12.7
        Other liabilities..............................................................            18.5               17.0

        Commitments and contingent liabilities

        Shareholders' equity:
        Preferred stock, $0.01 par value, 5,000,000 shares authorized,
           none issued and outstanding.................................................              --                 --
        Common stock, $0.10 par value, 200,000,000 shares authorized,
           39,264,279 and 38,929,163 shares issued and outstanding at
           September 30, 2002 and December 31, 2001, respectively......................             3.9                3.9
        Paid-in capital................................................................            11.6               11.7
        Retained earnings..............................................................           321.4              290.6
        Accumulated other comprehensive loss...........................................           (14.3)             (20.1)
                                                                                              ---------          ---------
                  Total shareholders' equity...........................................           322.6              286.1
                                                                                              ---------          ---------
        Total liabilities and shareholders' equity.....................................       $   638.2          $   583.8
                                                                                              =========          =========



    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)


                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                                  -----------------------
                                                                                                   2002             2001
                                                                                                  ------           ------
           OPERATING ACTIVITIES:
            Net income....................................................................     $    30.8        $    17.9
            Adjustments to reconcile net income to net cash provided
               by operating activities:
               Depreciation and amortization..............................................          22.1             24.5
               Deferred income taxes......................................................            --              0.1
               Gain on sale of property and equipment, net................................          (0.2)              --
               Write-off of property and equipment........................................           0.7               --
               Accretion of discount on post-employment benefit obligations...............           1.2               --
            Changes in assets and liabilities, net of businesses acquired:
               Accounts receivable........................................................          (6.3)            10.8
               Inventories................................................................          (8.6)             2.1
               Other current assets.......................................................          (3.4)            (4.5)
               Accounts payable and accrued liabilities...................................           0.5             (6.1)
               Accrued taxes on income....................................................           5.3             (2.2)
               Other, net.................................................................          (5.0)             0.5
                                                                                               ----------       ----------
               Net cash provided by operating activities..................................          37.1             43.1
                                                                                               ----------       ----------
           INVESTING ACTIVITIES:
            Purchases of property, plant and equipment....................................         (16.2)           (16.9)
            Purchases of businesses, net of cash acquired.................................         (21.5)            (2.7)
            Proceeds from sales of property and equipment.................................           0.3               --
            Other, net....................................................................          (0.4)             6.4
                                                                                               ----------       ----------
               Net cash used in investing activities......................................         (37.8)           (13.2)
                                                                                               ----------       ----------

           FINANCING ACTIVITIES:
            Net increase in short-term debt...............................................           0.2              0.6
            Additions to long-term debt...................................................          83.6             12.4
            Reductions in long-term debt..................................................         (70.0)           (12.7)
            Purchase of common stock......................................................          (9.1)            (8.3)
            Proceeds from common stock issued under employee
              stock option and stock purchase plans.......................................           9.0              3.7
                                                                                               ----------       ----------
               Net cash provided by (used in) financing activities........................          13.7             (4.3)
                                                                                               ----------       ----------
           Effect of exchange rate changes on cash........................................           1.2             (0.5)
                                                                                               ----------       ----------
               Increase in cash and cash equivalents......................................          14.2             25.1

           Cash and cash equivalents at beginning of year.................................          35.1             44.3
                                                                                               ----------       ----------
           Cash and cash equivalents at end of period.....................................     $    49.3        $    69.4
                                                                                               ==========       ==========



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

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

     SFAS No. 142 changed the method by which companies may recognize intangible assets in purchase business combinations and generally requires that identifiable intangible assets be recognized separately from goodwill. In addition, it stipulates that goodwill and certain intangible assets will no longer be amortized, but must be tested for impairment at least annually. Accordingly, the amortization of goodwill for previous acquisitions ceased upon the Company's adoption of SFAS No. 142 on January 1, 2002. The amortization of goodwill was $1.5 and $4.5 for the three and nine months ended September 30, 2001, respectively, and would have been $1.6 and $4.8 for the three and nine months ended September 30, 2002.

     Pursuant to SFAS No. 142, the Company completed its initial goodwill impairment assessment during the second quarter of 2002, and based on a comparison of the fair values of its reporting units with their carrying amounts, including goodwill, the Company has determined that the goodwill of the reporting units is not impaired.

     The following table presents a reconciliation of reported net income and earnings per share to adjusted net income and earnings per share had SFAS No. 142 been in effect at January 1, 2001:

                                                                              Three Months Ended            Nine Months Ended
                                                                              September 30, 2001            September 30, 2001
                                                                              ------------------            ------------------
    Reported net income................................................           $     3.9                     $   17.9
    Add back: Amortization of goodwill, net of income taxes............                 1.2                          3.4
                                                                                  ---------                     --------
    Adjusted net income................................................           $     5.1                     $   21.3
                                                                                  =========                     ========

    Reported earnings per share (basic)................................           $    0.09                     $   0.42
    Add back: Amortization of goodwill, net of income taxes............                0.03                         0.08
                                                                                  ---------                     --------
    Adjusted earnings per share (basic)................................           $    0.12                     $   0.50
                                                                                  =========                     ========

    Reported earnings per share (diluted)..............................           $    0.09                     $   0.42
    Add back: Amortization of goodwill, net of income taxes............                0.03                         0.08
                                                                                  ---------                     --------
    Adjusted earnings per share (diluted)..............................           $    0.12                     $   0.50
                                                                                  =========                     ========

     The changes in the carrying amounts of goodwill for the nine months ended September 30, 2002 are as follows:


                                         Beginning Balance        Goodwill             Foreign Currency        Ending Balance
                                         January 1, 2002(a)       Acquired        Translation Adjustments    September 30, 2002
                                         ------------------      -----------      -----------------------    ------------------
    Americas............................      $  104.7            $   6.2                $    --                 $  110.9
    EMEA................................          59.8                4.3                    3.2                     67.3
    Asia Pacific........................          17.2                0.1                     --                     17.3
                                              --------            -------                -------                 --------
         Total..........................      $  181.7            $  10.6                $   3.2                 $  195.5
                                              ========            =======                =======                 ========

_________

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of 2002 and determined that it did not have a material impact on its results of operations or financial position.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.

NOTE 3:  FINANCIAL INSTRUMENTS

     On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements outline the accounting treatment for all derivative instruments and hedging activities and require that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and the resulting type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified to earnings in the period in which earnings are affected by the hedged item. The cumulative effect on net income and other comprehensive income of adopting these standards was not material to net income and other comprehensive income for the three and nine months ended September 30, 2002 and shareholders' equity at January 1, 2002.

     The Company manages a foreign currency hedging program intended to reduce the Company's risk in foreign currency denominated transactions by entering into forward foreign exchange contracts.

     The Company formally designates and documents the hedging relationship and risk management objective for undertaking the hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

     The fair value of outstanding forward foreign exchange contracts at September 30, 2002 and January 1, 2002 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three and nine months ended September 30, 2002 were not material.

     All financial instruments of the Company with the exception of hedge instruments are carried at cost, which approximates fair value.

NOTE 4:  INVENTORIES, NET

     Inventories are stated at lower of cost or market. The value of net inventories determined using the last-in, first-out method was $14.9 and $13.9 as of September 30, 2002 and December 31, 2001, respectively. The value of all other net inventories determined using the first-in, first-out method was $72.0 and $63.8 as of September 30, 2002 and December 31, 2001, respectively.

    The components of net inventories are set forth below:

                                                                                             September 30,       December 31,
                                                                                                  2002               2001
                                                                                             ------------        -----------
        Raw materials..................................................................      $    34.3          $    36.6
        Work-in-process................................................................            9.1                8.2
        Finished goods.................................................................           53.6               46.6
                                                                                             ---------          ---------
                                                                                                  97.0               91.4
        Less allowance for obsolescence................................................          (10.1)             (13.7)
                                                                                             ---------          ---------
                                                                                             $    86.9          $    77.7
                                                                                             =========          =========


NOTE 5:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    A summary of accounts payable and accrued liabilities is set forth below:

                                                                                            September 30,      December 31,
                                                                                                  2002              2001
                                                                                             ---------          ---------
        Accounts payable................................................................     $    39.9          $    36.3
        Accrued payroll costs...........................................................          21.0               17.7
        Other accrued liabilities.......................................................          29.0               36.0
                                                                                             ---------          ---------
                                                                                             $    89.9          $    90.0
                                                                                             =========          =========

NOTE 6:  LONG -TERM DEBT

    A summary of long-term debt is set forth below:
                                                                                            September 30,       December 31,
                                                                                                  2002              2001
                                                                                            --------------      ------------
        6.74% Senior Notes.............................................................      $   150.0          $   150.0
        Economic Development Revenue Bonds due 2011 and 2019...........................           13.0               13.0
        Revolver.......................................................................           15.0                0.6
        Other..........................................................................            2.2                2.4
                                                                                             ---------          ---------
                                                                                                 180.2              166.0
        Less current maturities........................................................            0.4                0.1
                                                                                             ---------          ---------
                                                                                             $   179.8          $   165.9
                                                                                             =========          =========

     In September 2002, the Company entered into a three-year, $150 revolving credit agreement with a group of domestic and international banks. The agreement amended and restated the Company's previous revolving credit facility, which would have expired on August 11, 2003.

NOTE 7:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is set forth below:
                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                              -----------------------
                                                                                                 2002           2001
                                                                                              --------       --------
         Interest.......................................................................      $   11.0       $   11.2
                                                                                              ========       ========
         Income taxes...................................................................      $    3.6       $    7.9
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

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                              ------------------------
                                                                                                 2002           2001
                                                                                              --------       ---------

        Net income......................................................................      $   30.8       $   17.9
        Foreign currency translation adjustments........................................           5.8           (3.3)
                                                                                              --------       ---------
        Comprehensive income............................................................      $   36.6       $   14.6
                                                                                              ========       =========

NOTE 9:  EARNINGS PER COMMON  SHARE

    The reconciliation of basic and diluted share computation is as follows:

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                              ------------------------
                                                                                                 2002           2001
                                                                                              --------       ---------
                                                                                                    (in millions)
        Average common shares (basic)...................................................          39.5           42.2
        Options and warrants............................................................           0.9            0.6
                                                                                              --------       ---------
        Adjusted average common shares (diluted)........................................          40.4           42.8
                                                                                              ========       =========

NOTE 10:  SEGMENT INFORMATION

     The Company develops, manufactures and markets bar code solutions, apparel systems, printed labels, woven labels, graphic tags, and identification and pricing solutions products to customers primarily in the retail and apparel manufacturing industries. In addition, sales of the Company's products usually result in the ongoing sale of supplies, replacement parts and services. The Company's printers and labelers are sold worldwide through a direct sales force, through non-exclusive manufacturers' representatives in the US and through international and export distributors and commission agents in Europe, Central and South America and the Asia Pacific region.

     The Company's operations have been classified into three geographic segments consisting of North, Central and South America ("Americas"), Europe, Middle East and Africa ("EMEA"), and the Asia Pacific region ("Asia Pacific"). Each of the three geographic segments develops, manufactures and markets the Company's products and services. The results from the three geographic segments are regularly reviewed by the Company's Chief Executive Officer and Chief Financial Officer to make decisions about resources to be allocated to each geographic segment and assess performance of each segment. Information regarding the operations of the Company in the three geographic segments is set forth below.


                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                        -----------------------         -----------------------
                                                                          2002           2001              2002          2001
                                                                       ---------      ---------         ---------     ---------
        Sales to unaffiliated customers:
        Americas..................................................     $   85.0       $   75.0          $  251.1      $  240.7
        EMEA......................................................         44.0           34.0             128.6         119.3
        Asia Pacific..............................................         41.1           29.8             116.2          91.2
                                                                       ---------      ---------         ---------     ---------
                  Total...........................................     $  170.1       $  138.8          $  495.9      $  451.2
                                                                       =========      =========         =========     =========
        Intersegment sales:
        Americas..................................................     $   16.8       $   11.0          $   49.1      $   38.1
        EMEA......................................................          9.8            7.2              31.1          24.7
        Asia Pacific..............................................          2.8            2.2               7.6           4.8
        Eliminations..............................................        (29.4)         (20.4)            (87.8)        (67.6)
                                                                       ---------      ---------         ---------     ---------
                  Total...........................................     $     --       $     --          $     --      $     --
                                                                       =========      =========         =========     =========

        Operating income:
        Americas..................................................     $    7.2       $    6.6          $   22.9      $   23.7
        EMEA......................................................          2.7            0.7              11.5           8.8
        Asia Pacific..............................................          9.5            6.7              26.7          20.6
                                                                       ---------      ---------         ---------     ---------
                                                                           19.4           14.0              61.1          53.1
        Corporate expenses........................................         (3.9)          (3.3)            (13.0)         (8.8)
        Amortization of goodwill and other intangibles............         (0.1)          (1.5)             (0.2)         (4.5)
        Integration/restructuring and other costs.................          --            (2.0)              --           (8.6)
                                                                       ---------      ---------         ---------     ---------
                  Total...........................................     $   15.4       $    7.2          $   47.9      $   31.2
                                                                       =========      =========         =========     =========

        Depreciation and amortization:
        Americas..................................................     $    4.1       $    3.9          $   11.8      $   13.9
        EMEA......................................................          2.2            2.3               6.3           6.7
        Asia Pacific..............................................          0.9            1.1               2.9           3.3
                                                                       ---------      ---------         ---------     ---------
                                                                            7.2            7.3              21.0          23.9
        Corporate.................................................          0.5            0.3               1.1           0.6
                                                                       ---------      ---------         ---------     ---------
                  Total...........................................     $    7.7       $    7.6          $   22.1      $   24.5
                                                                       =========      =========         =========     =========

        Capital expenditures:
        Americas..................................................     $    0.8       $    1.8          $    4.4      $    5.6
        EMEA......................................................          4.0            2.8               7.3           7.0
        Asia Pacific..............................................          1.2            0.7               3.4           3.0
                                                                       ---------      ---------         ---------     ---------
                                                                            6.0            5.3              15.1          15.6
        Corporate.................................................          0.6            0.3               1.1           1.3
                                                                       ---------      ---------         ---------     ---------
                  Total...........................................     $    6.6       $    5.6          $   16.2      $   16.9
                                                                       =========      =========         =========     =========


                                                                                   As of
                                                                    ----------------------------------
                                                                    September 30,         December 31,
                                                                          2002                 2001
                                                                    ---------------       ------------
        Long-lived assets:
        Americas..................................................     $  196.0            $  187.4
        EMEA......................................................        110.6                97.6
        Asia Pacific..............................................         36.8                35.5
                                                                       --------            --------
                                                                          343.4               320.5
        Corporate.................................................          6.0                 6.4
                                                                       --------            --------
                  Total...........................................     $  349.4            $  326.9
                                                                       ========            ========

        Total assets:
        Americas..................................................     $  294.5            $  284.9
        EMEA......................................................        205.6               183.5
        Asia Pacific..............................................         94.3                79.6
                                                                       --------            --------
                                                                          594.4               548.0
        Corporate.................................................         43.8                35.8
                                                                       --------            --------
                  Total...........................................     $  638.2            $  583.8
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

     As of January 1, 2002, the Company had total unpaid severance of $3.3 recorded in connection with aforementioned strategic initiatives. The following table presents severance payments and the remaining balance of the severance accrual as of September 30, 2002.

                                                     Beginning Balance                            Ending Balance
                                                       January 1, 2002         Payments         September 30, 2002
                                                     ------------------        --------         ------------------
        Severance...............................          $   3.3               $   2.6              $   0.7

NOTE 12:  RELATED PARTY TRANSACTIONS

     During 2001, the Company entered into a stock repurchase agreement with an officer, who is also a director and principal shareholder of the Company (the "shareholder"), under which the Company may be required to purchase from the shareholder up to a certain number of its shares each year. The maximum number of shares that the Company may be required to purchase in any year is determined on the basis of a formula specified in the agreement. The purchase price of the shares is determined by reference to the closing market price of the Company's common stock for the seven trading days immediately preceding the date of sale. The agreement terminates in July 2013. During the three months ended September 30, 2002, the Company repurchased 399,000 of its shares in accordance with the agreement at a price of $6.4. Since the date of the agreement the Company has repurchased 799,000 of its shares at a total price of $11.7.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations for the Three and Nine Months Ended September 30, 2002
        --------------------------------------------------------------------

     All amounts in the following discussion are stated in millions, except share and per share data.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management has identified the following policies and estimates as critical to the Company's business operations and the understanding of the Company's results of operations. Note that the preparation of this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will conform to those estimates.

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

Sales Returns and Allowances and Allowance for Doubtful Accounts

     Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of the Company's revenue for any period if management had made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt, customer concentrations, customer creditworthiness, current trends and changes in the Company's customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balance at September 30, 2002 was $108.1, net of allowances of $9.8.

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

     If management determines that the carrying value of long-lived assets and intangibles and related goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, management assesses the existence of an impairment by comparing the carrying value of the underlying assets with the estimated undiscounted future operating cash flows. If such impairment is found to exist, management measures it based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. Long-lived assets, goodwill and other intangibles, net of accumulated depreciation and amortization, amounted to $349.4 as of September 30, 2002.

     On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective, and as a result, the Company ceased amortizing goodwill. The amortization of goodwill was $1.5 and $4.5 for the three and nine months ended September 30, 2001, respectively, and would have been $1.6 and $4.8 for the three and nine months ended September 30, 2002.

     Pursuant to SFAS No. 142, the Company completed its initial goodwill impairment assessment during the second quarter of 2002, and based on a comparison of the fair values of its reporting units with their carrying amounts, including goodwill, the Company has determined that the goodwill of the reporting units is not impaired. Additionally, under SFAS No. 142, the Company is required to test goodwill for impairment on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     In 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," also became effective and it provides further implementation guidance relative to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 in the first quarter of 2002 and determined that SFAS No. 144 did not have a material adverse impact on its results of operations or financial position.

RESULTS OF OPERATIONS

Overview

     In order to better serve a customer base consisting of retailers and apparel manufacturers, the Company, during the second half of 2001, completed a strategic realignment of its core businesses into three geographic segments consisting of North, Central and South America ("Americas"), Europe, Middle East and Africa ("EMEA"), and the Asia Pacific region ("Asia Pacific"). The cornerstone of this initiative involved combining and unifying the previously separate Apparel Identification (labels and tags) and Labeling Solutions (bar code and price marking systems) business segments under a single sales and marketing organization. Structurally, the Company is now aligned in a geographic orientation across all product lines, representing a significant change from the former single product, single region view. Management initiated this effort in direct response to a number of major forces affecting the Company's customer base including: (1) globalization, as manufacturers continue to migrate production outside the US and Western Europe and require greater product consistency and systems coordination; (2) global retail consolidation and the strengthening of private label retail brands; and (3) complexity fueled by a lengthening supply chain and the need to increase the speed to market. The Company believes that managing the business in a consistent manner across these three geographic regions and presenting a single face globally make it easier for customers to conduct business with the Company. The Company also believes that worldwide consistency of its operations responds directly to the needs of its customers, provides them with products and services that are consistent in quality, look and feel, and enhances the Company's value proposition to both its current and prospective customers.

     The Company's results of operations in dollars and as a percent of sales are presented below:

                                      Three  Months Ended September 30,                Nine Months Ended September 30,
                               -------------------------------------------   --------------------------------------------
                                        2002                   2001                   2002                   2001
                               --------------------   --------------------   ---------------------   --------------------
Sales........................  $   170.1     100.0%   $   138.8     100.0%   $   495.9      100.0%   $   451.2     100.0%
Cost of sales................      105.8      62.2         86.5      62.3        303.1       61.1        277.2      61.4
                               ---------  ---------   ---------  ---------   ---------  ----------   ---------  ---------
    Gross profit.............       64.3      37.8         52.3      37.7        192.8       38.9        174.0      38.6
Selling, general and
  administrative expenses....       48.8      28.7         41.6      30.0        144.7       29.2        129.7      28.8
Amortization of goodwill and
  other intangibles..........        0.1       0.1          1.5       1.1          0.2        --           4.5       1.0
Integration/restructuring and
  other costs................         --       --           2.0       1.4           --        --           8.6       1.9
                               ---------  ---------   ---------  ---------   ---------  ----------   ---------  ---------
    Operating income.........       15.4       9.0          7.2       5.2         47.9        9.7         31.2       6.9
Interest expense, net........        3.1       1.8          2.5       1.8          8.5        1.8          7.2       1.6
                               ---------  ---------   ---------  ---------   ---------  ----------   ---------  ---------
    Income before taxes......       12.3       7.2          4.7       3.4         39.4        7.9         24.0       5.3
Taxes on income..............        2.1       1.2          0.8       0.6          8.6        1.7          6.1       1.3
                               ---------  ---------   ---------  ---------   ---------  ----------   ---------  ---------
    Net income...............  $    10.2       6.0%   $     3.9       2.8%   $    30.8        6.2%   $    17.9       4.0%
                               =========  =========   =========  =========   =========  ==========   =========  =========

     The Company's sales increased $31.3 or 23% to $170.1 for the three months ended September 30, 2002 compared with $138.8 for the three months ended September 30, 2001. Management notes that increased customer demand for the existing range of the Company's products ("organic sales growth") of $18.4 or 13%, favorable exchange rates of $3.6 or 3%, and acquisitions made during the second half of 2001 and first and third quarter of 2002 ("acquisitions") of $9.3 or 7% contributed to the increase in sales. Management believes that the Company's ability to provide its customers with outstanding service, quality products and on-time deliveries helped fuel the organic sales growth. Management also believes that the sales growth resulted from sales and marketing initiatives that the Company implemented in the early part of 2002. For the nine months ended September 30, 2002, sales increased $44.7 or 10% to $495.9 compared with $451.2 for the nine months ended September 30, 2001. The increase is attributable to organic sales growth of $13.7 or 3%, favorable exchange rates of $2.5 or 1%, and acquisitions of $28.5 or 6%.

     Gross profit margins were 38% for the three months ended September 30, 2002 and 2001, and 39% for the nine month periods then ended. Management believes that major restructuring initiatives implemented in 2001 will continue to fuel productivity and operating efficiencies throughout the Company's manufacturing operations and lead to gross profit margin improvements.

     Operating income increased to $15.4 and $47.9 for the three and nine months ended September 30, 2002, respectively, from $7.2 and $31.2 for the three and nine months ended September 30, 2001. As a percent of sales, operating income was 9% and 10% for the three and nine months ended September 30, 2002, respectively, compared with 5% and 7% for the three and nine months ended September 30, 2001. Excluding amortization of goodwill and integration/restructuring and other costs, operating income would have been $10.7 or 8% of sales for the three months ended September 30, 2001 and $44.3 or 10% of sales for the nine months ended September 30, 2001.

Sales

     The following table presents sales by geographic operating segment:


                                     Three  Months Ended September 30,                      Nine Months Ended September 30,
                                  --------------------------------------------        --------------------------------------------
                                          2002                     2001                      2002                      2001
                                  -------------------       ------------------        ------------------       -------------------
Sales to unaffiliated customers:
Americas......................... $    85.0       50%       $    75.0      54%        $   251.1      51%       $   240.7       53%
EMEA.............................      44.0       26             34.0      25             128.6      26            119.3       27%
Asia Pacific.....................      41.1       24             29.8      21             116.2      23             91.2       20%
                                  -------------------       ------------------        ------------------       -------------------
    Total........................ $   170.1      100%       $   138.8     100%        $   495.9     100%       $   451.2      100%
                                  ===================       ===================       ==================       ===================

     Americas sales include sales delivered through Company operations in North, Central and South America. Sales increased $10.0 or 13% to $85.0 for the three months ended September 30, 2002 compared with $75.0 for the three months ended September 30, 2001. The increase is attributable to organic sales growth of $5.0 and acquisitions of $5.0. For the nine months ended September 30, 2002, sales increased to $251.1 from $240.7 for the nine months ended September 30, 2001. The increase is due entirely to acquisitions. A decline in organic sales attributable to challenging economic and retail conditions in the first quarter of 2002 was somewhat offset by similar growth in the third quarter of 2002. Additionally, the sales migration trend has continued into 2002. Many of the Company's customers have steadily moved their production outside the US where they have realized labor cost efficiencies. This has resulted in a shift in sales mix primarily to Asia Pacific.

     EMEA's sales include sales delivered through Company operations in eleven countries. Sales increased $10.0 or 30% to $44.0 for the three months ended September 30, 2002 compared with $34.0 for the three months ended September 30, 2001. The increase is attributable to organic sales growth of $3.3, favorable exchange rates of $3.5, and acquisitions of $3.2. For the nine months ended September 30, 2002, sales increased $9.3 or 8% to $128.6 compared with $119.3 for the nine months ended September 30, 2001. The increase is attributable to acquisitions of $7.7 and favorable exchange rates of $2.7, offset by a decline in organic sales of $1.1. The organic sales decline resulted from lower-than-expected customer demand in the first quarter of 2002 and continued migration of the Company's customers to Asia Pacific.

     Asia Pacific consists of the Company's operations in Hong Kong, China, India, Singapore, Sri Lanka, Australia and Korea. Sales in the region increased $11.3 or 38% to $41.1 for the three months ended September 30, 2002 compared with $29.8 for the three months ended September 30, 2001. The increase is attributable to organic sales growth of $10.1, a favorable exchange rate of $0.1, and acquisitions of $1.1. For the nine months ended September 30, 2002, sales increased $25.0 or 27% to $116.2 compared with $91.2 for the nine months ended September 30, 2001. The increase is attributable to organic sales growth of $21.5, a favorable exchange rate of $0.1, and acquisitions of $3.4. The Company's operations in this region have benefited significantly from the steady and continued migration of the Company's customers who have moved their production outside the US and Western Europe to maximize labor cost efficiencies. In addition, sales increased significantly over prior year as the Company continued to increase its market share.

Gross Profit

     Gross profit margins were 38% and 39% for the three and nine months ended September 30, 2002, respectively, compared with 38% and 39% for the three and nine months ended September 30, 2001. During 2001, the Company implemented major restructuring initiatives to improve productivity and operating efficiencies throughout the Company's manufacturing operations. Management believes that these initiatives will serve as the catalysts that will enable the Company to add to its top-line growth and lead to gross profit margin improvements. Additionally, management's ongoing strategy includes implementing process improvements to reduce costs in all of its manufacturing facilities, efficiently re-deploying assets to manage production capacity and transferring production to new and emerging markets in which the Company's major customers are located.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A"), as a percent of sales, were 29% for the three and nine months ended September 30, 2002, respectively, compared with 30% and 29% for the three and nine months ended September 30, 2001. During the three months ended September 30, 2002, the Company received an updated actuarial valuation of its obligation to provide post-employment benefits to certain key executives of the Company. This actuarial valuation, which revised several assumptions used during the initial valuation, required incremental compensation expense of $0.6. Management's ongoing objective is to control absolute SG&A dollars and further reduce the ratio of SG&A to sales by leveraging sales growth against the Company's fixed expense base.

Operating Income

     Operating income increased to $15.4 and $47.9 for the three and nine months ended September 30, 2002, respectively, from $7.2 and $31.2 for the three and nine months ended September 30, 2001. As a percent of sales, operating income was 9% and 10% for the three and nine months ended September 30, 2002, respectively, compared with 5% and 7% for the three and nine months ended September 30, 2001. Excluding integration/restructuring and other costs and amortization of goodwill, operating income would have been $10.7 or 8% of sales for the three months ended September 30, 2001 and $44.3 or 10% of sales for the nine months ended September 30, 2001. On a reportable operating segment basis, exclusive of corporate expenses, integration/restructuring and other costs, and amortization of goodwill, operating income, as a percent of sales, was as follows: Americas was 9% for the three and nine months ended September 30, 2002, respectively, compared with 9% and 10% for the three and nine months ended September 30, 2001; EMEA was 6% and 9% for the three and nine months ended September 30, 2002, respectively, compared with 2% and 7% for the three and nine months ended September 30, 2001; and Asia Pacific was 23% for the three and nine months ended September 30, 2002, respectively, compared with 22% and 23% for the three and nine months ended September 30, 2001.

Interest Expense, Net

     Net interest expense, related primarily to long-term debt, increased to $3.1 and $8.5 for the three and nine months ended September 30, 2002, respectively, compared with $2.5 and $7.2 for the three and nine months ended September 30, 2001. The increase is attributable to higher average borrowings, lower average cash equivalents and lower rates of return available on invested cash.

Taxes on Income

     The effective tax rate decreased to 22% for the nine months ended September 30, 2002 from 25% for the nine months ended September 30, 2001. The decrease is attributable to a shift in the geographic business mix toward lower tax rate jurisdictions. In addition, the Company's adoption of SFAS No. 142 on January 1, 2002 lowered the effective tax rate as a nondeductible portion of goodwill amortization previously added back to income before taxes for tax reporting purposes is no longer applicable.

Liquidity and Capital Resources

     The following table presents summary cash flow information for the periods indicated below:

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                            -------------------------
                                                                               2002            2001
                                                                            ---------       ---------
        Net cash provided by operating activities......................     $   37.1        $   43.1
        Net cash used in investing activities..........................        (37.8)          (13.2)
        Net cash provided by (used in) financing activities............         13.7            (4.3)
                                                                            ---------       ---------
                  Total change in cash and cash equivalents (a)........     $   13.0        $   25.6
                                                                            =========       =========

__________

(a)  Before the effect of exchange rate changes on cash.

Operating Activities

     Cash provided by operating activities is the Company's primary source of funds to finance operating needs and growth opportunities. The Company's strong cash flow continues to strengthen its balance sheet and supports its growth strategy focused on expanding its geographic reach and product offerings. Net cash provided by operating activities was $37.1 for the nine months ended September 30, 2002 compared with $43.1 for the nine months ended September 30, 2001. The decrease is primarily due to increases in accounts receivable and inventories, partially offset by increases in net income, accounts payable and accrued taxes on income. Management attributes the increases in accounts receivable, inventories and accounts payable to the growth and expansion of the Company's operations in Central and South America, EMEA and Asia Pacific.

Investing Activities

     Management believes that acquisitions will continue to be a fundamental element of the Company's growth. During the nine months ended September 30, 2002, the Company acquired the business and manufacturing assets of Disenos De Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers, and NTP Gandrudbakken AS, a manufacturer of heat transfer labels. Management does not expect these two acquisitions to have a material impact on the Company's results of operations or financial position. In addition, the Company continued to integrate and assimilate the operations of its prior acquisitions, upgrade production machinery, proceed with its Enterprise Resource Planning ("ERP") system conversions, and grow and expand the Company's operations in Central and South America, EMEA and Asia Pacific.

     Net cash used in investing activities for the nine months ended September 30, 2001 consisted of the acquisition of certain assets of U.S. Label Corporation sold in a foreclosure proceeding, continued production machinery upgrades and the ERP system conversions, and the costs associated with growth and expansion of the Company's operations in Central and South America, EMEA and Asia Pacific.

Financing Activities

     The components of total capital as of September 30, 2002 and December 31, 2001, respectively, are presented below:

                                                                                             September 30,         December 31,
                                                                                                  2002                2001
                                                                                           ---------------      ---------------
        Due to banks...................................................................      $     0.6           $     0.4
        Current maturities of long-term debt...........................................            0.4                 0.1
        Long-term debt.................................................................          179.8               165.9
                                                                                             ---------           ---------
        Total debt.....................................................................          180.8               166.4
        Shareholders' equity...........................................................          322.6               286.1
                                                                                             ---------           ---------
        Total capital..................................................................      $   503.4           $   452.5
                                                                                             =========           =========
        Total debt as a percent of total capital.......................................             36%                 37%
                                                                                             =========           =========

     Management believes that the Company's revolving credit agreement provides sufficient liquidity to support the Company's planned business activities and seasonal and specific-purpose expenditures. For the nine months ended September 30, 2002, the Company had net borrowings of $13.8 and received proceeds of $9.0 from common stock issued under its employee stock option and stock purchase plans. In addition, the Company repurchased 200,000 shares under its stock repurchase program and an additional 399,000 shares in a related party transaction (see Note 12 of Notes to Consolidated Financial Statements) for a total cost of $9.1 at an average price of $15.22 per share. Since the inception of the stock repurchase program the Company repurchased 11,739,000 of its shares at an average price of $9.87 per share for a total of $115.8. The Company immediately retires stock that is repurchased. As of September 30, 2002, the Company had $34.2 available under its $150 stock repurchase program authorization. The Company may continue to repurchase shares under the existing authorization, depending on market conditions.

     For the nine months ended September 30, 2001, the Company had net borrowings of $0.3 and received proceeds of $3.7 from common stock issued under its employee stock option and stock purchase plans. In addition, the Company repurchased 220,000 shares under its stock repurchase program and an additional 400,000 shares in a related party transaction during the period for a total cost of $8.2 at an average price of $13.29 per share.

Financing Arrangement - New Credit Agreement

     In September 2002, the Company entered into a three-year, $150 revolving credit agreement with a group of domestic and international banks. The agreement amended and restated the Company's previous revolving credit facility, which would have expired on August 11, 2003.

     The credit facility, among other things, limits the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers and make investments in certain subsidiaries.

     The credit facility contains certain customary events of default, which generally give the banks the right to accelerate payments of outstanding debt. Under the credit facility, these events include: failure to maintain required financial covenant ratios, as described below; failure to make a payment of principal, interest or fees within two days of its due date; default, beyond any applicable grace period, on any aggregate indebtedness of the Company exceeding $0.5; judgment or order involving a liability in excess of $0.5; and occurrence of certain events constituting a change of control of the Company. The Company does not anticipate the occurrence of any of these default events. Upon the occurrence of such an event, the Company has the ability to cure or renegotiate with its lenders.

     Under the most restrictive debt covenants as defined in the Company's revolving credit agreement, the Company must maintain at all times an excess of consolidated total assets over total liabilities of not less than sum of $274 plus 35% of consolidated net income for the period after July 1, 2002 and plus 100% of the net cash proceeds received by the Company from the sale or issuance of its capital stock on and after July 1, 2002. The Company's maximum allowable debt to EBITDA ratio, as defined, is 3.0 to 1 and minimum allowable fixed charge coverage ratio, as defined, is 1.5 to 1.

     The Company is in compliance with the financial covenants of its financing arrangements. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner.

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

     The Company sells its products in many countries and a substantial portion of its net sales and costs and expenses are denominated in foreign currencies. A significant portion of the Company's sales for the three months ended September 30, 2002 was derived from customers located outside the US, principally in the Asia Pacific and Europe regions, where the Company also manufactures its products. This exposes the Company to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers and global apparel manufacturers that have historically paid their accounts payable balances with the Company.

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

     Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. Among others the risks and uncertainties include:

     -- Worldwide economic and other business conditions that could affect demand for the Company's products in the US or international markets

     -- Rate of migration of garment manufacturing industry moving from the United States and Western Europe

     --   The mix of products sold and the profit margins thereon

     --   Order cancellation or a reduction in orders from customers

     --   Competitive product offerings and pricing actions

     --   The availability and pricing of key raw materials

     --   The level of manufacturing productivity

     --   Dependence on key members of management

     Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Item 3: Quantitative and Qualitative Disclosure About Market Risk
        ---------------------------------------------------------

     The information called for by this item is set forth under the heading "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 above, which information is hereby incorporated by reference.

Item 4:  Controls and Procedures
         -----------------------

a)        Evaluation of Disclosure Controls and Procedures

          Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

b)        Changes in Internal Controls

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls subsequent to the Chief Executive Officer's and Chief Financial Officer's most recent evaluation, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.


                           PART II. OTHER INFORMATION
                           --------------------------

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

a) Exhibits.

     (1) Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (2) Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

     (1) Current Report on Form 8-K, dated August 7, 2002, reporting under Item 5 that Arthur Hershaft, the Registrant's Chairman, sold 399,420 shares of the Registrant's common stock to the Registrant on August 7, 2002, at a price of $15.96 per share in accordance with the terms of a Stock Repurchase Agreement, dated July 11, 2001, between the Registrant and Arthur Hershaft. Under the Agreement, the price was equal to the average of the closing sale prices for the Registrant's common stock during the period of seven (7) trading days ended August 6, 2002.

     (2)  Current Report on Form 8-K, dated August 15, 2002, reporting under
          Item 9 that Arthur Hershaft offered to sell 399,420 shares of the Registrant's common stock to the Registrant on August 15, 2002 in accordance with the right of first refusal provisions of the Stock Repurchase Agreement, dated July 11, 2001, between the Registrant and Arthur Hershaft. The terms of such offer to sell were the same as those offered by an unaffiliated third-party buyer under a proposed prepaid forward contract. The Registrant waived its right to purchase the shares on those terms. Under the Agreement, Mr. Hershaft had the right to sell the shares on terms no more favorable to the buyer for a period of 10 business days. On August 16, 2002, Mr. Hershaft entered into a prepaid forward contract with such third-party buyer to deliver such shares in accordance with the same terms as those of the prepaid forward contract offered to the Registrant.

                       PAXAR CORPORATION AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                Paxar Corporation
                                                ------------------------
                                                Registrant





                                                By:  /s/ Larry M. Segall
                                                --------------------------
                                                Vice President and Controller
                                                (Chief Accounting Officer)




                                                November 14, 2002
                                                --------------------------
                                                Date

                       PAXAR CORPORATION AND SUBSIDIARIES

                                  CERTIFICATION


I, Paul J. Griswold, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Paxar Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Paul J. Griswold
----------------------------------------------
President and Chief Executive Officer

November 14, 2002
----------------------------------------------
Date

                       PAXAR CORPORATION AND SUBSIDIARIES

                                  CERTIFICATION


I, Jack R. Plaxe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Paxar Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Jack R. Plaxe
-----------------------------------
Senior Vice President and
Chief Financial Officer

November 14, 2002
-----------------------------------
Date