Form 10-K
PAXAR CORP
filed 2003-03-21
CIK 75681

============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $589,079,000. On such date, the closing price of the registrant's Common Stock, as quoted on the New York Stock Exchange, was $16.75.

     The registrant had 38,841,115 shares of Common Stock outstanding as of March 14, 2003.
                       Documents Incorporated by Reference

    Part III of this Annual Report on Form 10-K is herein incorporated by reference from the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant's Annual Meeting of Shareholders scheduled to be held on April 30, 2003.

  ============================================================================


                                     PART I

Item 1:  Business

    Paxar Corporation ("Paxar" or the "Company"), incorporated in the State of New York in 1946, is a global leader in providing innovative merchandising systems to retailers and apparel manufacturers. Paxar brings to its customers a fusion of innovative fashion ideas and technological expertise to help them achieve retailing success. The Company's business includes the design, manufacture and distribution of a wide variety of tags and labels, including bar-coded labels, as well as printers and the associated supplies for customers who prefer the flexibility of creating labels and tags on an "as-needed" basis in their facilities. Product design, process reengineering and data management services are becoming more important as the Company continues to differentiate itself as a global leader.

    The Company has core competencies that range from graphic design to coating, weaving, design of mechanical and electronic printers, systems integration and creation of software. The Company believes that its vertical integration enhances product quality, provides manufacturing economies and helps drive product innovation. In addition, Paxar's "concept to checkout" capabilities, global manufacturing operations, worldwide distribution network and brand recognition are enabling the Company to expand its competitive advantage and market share.

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

     The Company operates globally with more than 55% of its business outside the United States. Organizationally, it manages its operations across three major geographies: North, Central and South America ("Americas"), Europe, the Middle East, and Africa ("EMEA"), and the Asia Pacific region ("Asia Pacific"). The Company's entire array of products and services is offered for sale across each of the aforementioned geographies. During the last three years, Paxar has significantly expanded productive capacity in Turkey, Sri Lanka and China. As of December 31, 2002, the Company manufactured and sold its products from 57 manufacturing facilities and sales offices located in 32 countries, and employed a total of approximately 7,700 persons worldwide. In addition, the Company sells its products through independent distributors in over 50 countries in which Paxar does not sell directly to the final customer.

Acquisitions

    In July 2002, the Company acquired 100% of the equity of NTP Gandrudbakken AS ("NTP"), a manufacturer of heat transfer labels located in Norway. NTP had annual sales of approximately $5 million.

    In February 2002, the Company acquired the business and manufacturing assets of Disenos de Coleccion ("DDC"), a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers. DDC, located in Lerma, Mexico, had annual sales of approximately $10 million.

Recent Events

Financing Arrangement

    In September 2002, the Company entered into a three-year, $150 million revolving credit agreement with a group of five domestic and international banks. The agreement amended and restated the Company's previous revolving credit facility, which would have expired on August 11, 2003.

Stock Repurchase

     The Company has a stock repurchase plan with an authorization to use up to $150 million in total for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market, by block purchases, or in privately-negotiated transactions. During 2002, the Company repurchased 285,000 shares for an aggregate price of $3.8 million, or $13.38 per share. Since the inception of the stock repurchase program, the Company repurchased 11,824,000 of its shares for an aggregate price of $116.9 million, or $9.89 per share. The Company immediately retired the repurchased shares. As of December 31, 2002, the Company had $33.1 million available under its $150 million stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions.

Products and Services

1    Bar Code Systems (BCS)

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

          The Company also provides tags to retailers for application in their distribution centers. In these cases, the tags can be either plain black and white with a human-readable price and a bar code or a multi-color graphic tag with promotional information as well as price and other variable information. In these situations, Paxar generally preprints the multi-color tag and then puts the tag through a second print process to apply variable information, which generally includes a bar code. This two-step process allows for just-in-time delivery of large volumes of tags once the customer has knowledge of the variable information (i.e., price, department, etc.).

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

     No one customer accounted for more than 10% of the Company's revenues or accounts receivable in either 2002 or 2001.

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

Sales and Marketing

     A majority of the Company's sales are derived from salespersons employed by the Company who call directly upon its customers. Non-exclusive manufacturers' representatives, international and export distributors, and commission agents account for a less significant portion of total sales. Paxar has approximately 200 sales people in North, Central and South America; approximately 180 sales people in Europe, the Middle East and Africa; and approximately 100 sales people in the Asia Pacific region.

     Generally, the Company's salespersons are compensated on the basis of salary plus a bonus. Non-exclusive manufacturers' representatives sell the Company's products on a commission basis.

     IPS products are also marketed through the office-supply channel and by a catalog, which provides a cost-effective way for the Company to reach smaller retailers.

     The Company promotes its products and services through its Web site, direct mail campaigns, publication of catalogs and brochures, participation in trade shows, telemarketing and advertising, principally in trade journals.

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

Backlog

     The Company's total backlog of orders was approximately $49 million and $41 million at December 31, 2002 and 2001, respectively. Backlog is not a reliable indicator of future sales activity because more than 80 percent of annual sales consist of orders that the Company typically fills within one month of receipt. The balance of the orders are for products that are ordered to individual customer specifications for delivery within two to three months.

Research and Engineering

     The Company believes that continuous product innovation helps it to compete effectively in its markets. Therefore, the Company makes substantial annual research and product engineering investments to develop new products to serve the needs of its customers. The Company had 92 research and engineering personnel at December 31, 2002.

Environmental Compliance

     The Company is subject to various federal, state and local environmental laws and regulations limiting or related to the use, emission, discharge, storage, treatment, handling and disposal of hazardous substances. Federal laws that are particularly applicable are:

     --   Water Pollution Control Act

     --   Clear Air Act of 1970 (as amended in 1990)

     -- Resource Conservation and Recovery Act (including amendments relating to underground tanks)

     The Company has been named a potentially responsible party relating to contamination that occurred at certain super-fund sites. Management does not expect the ultimate outcome of settling these contingencies to be material.

Employees

     The Company had approximately 7,700 employees worldwide at December 31, 2002. Approximately 180 production employees of the Company in several locations in the US are covered by three different union contracts, which expire at various times from June 2003 to November 2004. The Company has no recent history of material labor disputes. The Company believes that it has good employee relations.

Financial Information About Geographic Areas

     The information required by this Item is incorporated by reference to the Company's Financial Statements included elsewhere in this report. (See Part IV,
Item 15, Note 10.)

Available Information

     Paxar files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document Paxar files at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a Web site (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Paxar) file electronically with the SEC.

     Paxar makes available free of charge through its Web site (www.paxar.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

     Paxar's most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement can be viewed through its Web site, although in some cases these documents are not available on its site as soon as they are available on the SEC's site. The information on Paxar's Web site is not incorporated by reference into this report.

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

Financial Information About Operations in the United States and Other Countries

     The information required by this Item is incorporated by reference to the Company's Financial Statements included elsewhere in this report. (See Part IV,
Item 15, Note 10.)

Item 2:  Properties

     The Company uses the following principal facilities in its operations:

                                                          Square    Owned/       Lease
                 Location                Footage   Leased    Expiration                  Used For
       ----------------------------    -------------------  ------------  -----------------------
       Lenoir, North Carolina......     117,000   Owned                   Administrative and Manufacturing
       Lenoir, North Carolina......      10,000   Leased       Monthly    Manufacturing
       Lenoir, North Carolina......      38,400   Leased          2004    Warehousing
       Snow Hill, North Carolina...      55,000   Owned                   Administrative and Manufacturing
       Sayre, Pennsylvania.........     182,000   Owned                   Administrative and Manufacturing
       Sayre, Pennsylvania.........      36,000   Leased       Monthly    Administrative and Manufacturing
       Sayre, Pennsylvania.........      35,500   Leased          2003    Administrative and Manufacturing
       Fairlawn, Virginia..........      20,221   Leased          2012    Administrative and Warehousing
       Hillsville, Virginia........      46,630   Leased          2006    Manufacturing
       Hillsville, Virginia........      33,108   Owned                   Manufacturing
       Huber Heights, Ohio.........     104,000   Owned                   Administrative and Manufacturing
       Miamisburg, Ohio............     350,170   Owned                   Administrative and Manufacturing
       Thief River Falls, Minnesota      23,200   Leased          2011    Administrative and Manufacturing
       Holdrege, Nebraska..........      33,075   Owned                   Administrative and Manufacturing
       Holdrege, Nebraska..........      14,800   Leased          2004    Warehousing
       White Plains, New York......      81,721   Leased          2011    Administrative
       Ontario, Canada.............      37,169   Leased          2008    Administrative and Warehousing
       Mexico City, Mexico.........      42,635   Owned                   Administrative and Manufacturing
       Lerma, Mexico...............      69,911   Leased          2005    Administrative and Manufacturing
       Antioquia, Columbia.........      21,667   Leased          2003    Administrative and Warehousing
       Cortes, Honduras............      11,549   Leased          2003    Administrative and Manufacturing
       Runcorn, England............      58,762   Leased          2005    Administrative and Manufacturing
       Runcorn, England............      38,349   Leased          2011    Manufacturing
       Harlow, England.............      62,500   Leased          2013    Administrative and Manufacturing
       Milton Keynes, England......      32,365   Leased          2015    Administrative
       Nottingham, England.........      28,606   Owned                   Administrative and Manufacturing
       Congleton, England..........      26,300   Owned                   Administrative and Manufacturing
       London, England.............      14,184   Leased          2003    Administrative
       Ancarano, Italy.............      96,005   Owned                   Administrative and Manufacturing
       Carpi, Italy................      16,684   Leased          2009    Administrative and Manufacturing
       Lohne, Germany..............      17,004   Leased          2012    Administrative and Warehousing
       Sprockhovel, Germany........      38,493   Owned                   Administrative and Manufacturing
       Sprockhovel, Germany........     142,605   Leased          2006    Administrative and Manufacturing
       Sprockhovel, Germany........      38,751   Leased          2007    Warehousing
       Barcelona, Spain............      16,146   Leased          2006    Administrative and Warehousing
       Fontenay Sous Bois, France..      28,181   Leased          2003    Administrative and Manufacturing
       Torcy, France...............      18,288   Leased          2005    Warehousing
       Saray, Turkey...............      81,593   Owned                   Administrative and Manufacturing
       Gaupne, Norway..............      37,460   Owned                   Administrative and Manufacturing
       Sydney, Australia...........      17,248   Owned                   Administrative and Manufacturing
       Hong Kong...................      78,632   Leased          2003    Administrative and Manufacturing
       Hong Kong...................      75,557   Leased          2004    Administrative and Manufacturing
       Sri Lanka...................     130,680   Leased          2047    Administrative and Manufacturing
       Singapore...................      15,000   Leased          2003    Administrative and Manufacturing
       Malaysia....................      12,000   Leased          2003    Administrative and Manufacturing
       Panyu City, China...........      58,979   Owned                   Administrative and Manufacturing
       Panyu City, China...........      80,790   Leased          2012    Manufacturing
       Panyu,City, China...........      55,500   Leased          2003    Manufacturing
       Panyu City, China...........      24,640   Leased          2004    Manufacturing

     In addition to the above facilities, the Company has other administrative and manufacturing facilities and sales offices located throughout the world.

     The Company believes that its facilities are adequate to maintain its existing business activities.

Executive Officers of the Registrant:

     Arthur Hershaft, 65, Chairman of the Board of Directors since 1986.

     Paul J. Griswold, 51, President and Chief Executive Officer since August 2001 and President and Chief Operating Officer since February 2000. Prior to that time, he was Senior Vice President-Protective Packaging and International Operations at Pactiv Corporation, formerly Tenneco Packaging. He joined Tenneco in 1994.

     Jack R. Plaxe, 61, Senior Vice President and Chief Financial Officer since December 1997. He had been Vice President and Chief Financial Officer of the Company from August 1993 through March 1997.

     John P. Jordan, 57, Vice President and Treasurer since August 1998. Prior to that time, he was Vice President and Treasurer of Amscan Inc., which he joined in 1987.

     Larry M. Segall, 47, Vice President and Controller since November 2001. Prior to that time, he was Senior Vice President-Finance and Administration of Vitamin Shoppe Industries, Inc. from October 1997 until joining the Company and, prior to that, was Senior Vice President of Tiffany & Co., which he joined in 1985.

     Robert S. Stone, 65, Vice President, General Counsel and Secretary since September 1999. Prior to that time, he was Of Counsel to the law firm of Jackson Lewis Schnitzler & Krupman from May 1997 until joining the Company and, prior to that, was a member of the IBM Law Department since 1962.

     Each of the foregoing executive officers, except for Mr. Hershaft and Mr. Griswold, serves at the pleasure of the Board of Directors. Mr. Hershaft is employed under an employment agreement that expires on December 31, 2005, and Mr. Griswold is employed under an employment agreement that expires on February 28, 2005. Mr. Griswold's agreement may be extended for an additional five years.

Item 3:  Legal Proceedings

     The Company is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, there are no legal proceedings which will have a material adverse effect on the financial position or operating results of the Company.

Item 4:  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5:  Market for Registrant's Common Equity and Related Shareholder Matters

     The Company's common stock is traded on the New York Stock Exchange using the symbol "PXR." The following table sets forth the 2002 and 2001 high and low sales prices of the Company's common stock as reported on the New York Stock Exchange for the periods indicated.

                                              Sales Prices
                                           ------------------
                                             High       Low
               Calendar Year 2002          --------   -------
                 First Quarter........     $  17.55   $ 14.03
                 Second Quarter.......        18.05     15.70
                 Third Quarter........        17.15     12.20
                 Fourth Quarter.......        15.43     12.35
               Calendar Year 2001
                 First Quarter........     $  12.50  $   9.44
                 Second Quarter.......        14.40     10.35
                 Third Quarter........        14.30     10.80
                 Fourth Quarter.......        14.24     10.20

     As of March 14, 2003, there were approximately 1,600 record holders of the Company's common stock.

     The Company has never paid any cash dividends on its Common Stock and has no present intention of doing so.

Item 6:  Selected Consolidated Financial Data

    The selected consolidated financial data as of and for the five-year period ended December 31, 2002 has been derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

    All amounts are stated in millions, except employee and per share data.

                                                    2002          2001         2000         1999          1998
                                                 ----------    ----------   ----------   ----------    -------
Operating Results
As reported:
   Sales........................................ $  667.8      $  610.6     $  645.4     $  661.8      $  611.6
   EBITDA (a)(c)................................     90.1          86.0         96.7        107.3          95.3
   Net income...................................     40.3          18.8         77.5         33.4          33.6
   Basic earnings per share.....................     1.02          0.45         1.74         0.72          0.69
   Diluted earnings per share (d)...............     1.00          0.44         1.73         0.71          0.68
As adjusted: (b)
   Sales........................................ $  667.8      $  610.6     $  631.6     $  581.0      $  528.8
   EBITDA (a)(c)................................     90.1          86.0         93.3         85.8          78.8
Financial Condition
Total assets.................................... $  639.6      $  583.8     $  603.4     $  621.9      $  581.4
Total debt......................................    166.7         166.4        166.8        208.7         207.1
Shareholders' equity............................    337.6         286.1        303.3        281.9         266.2
Total debt as a percent of total capital........     33.1%         36.8%        35.5%        42.5%         43.8%
Financial STATISTICS
EBITDA as a percent of sales (a)(b)(c)..........     13.5%         14.1%        14.8%        14.8%         14.9%
Net income as a percent of sales................      6.0%          3.1%        12.0%         5.0%          5.5%
Effective income tax rate.......................     18.8%         17.2%        23.2%        32.9%         30.0%
Return on average shareholders' equity (e)......     12.9%          6.4%        26.4%        12.2%         13.4%
OTHER DATA
Operating cash flow............................. $   62.7      $   53.5     $   69.8     $   72.7      $   68.5
Capital expenditures............................     25.5          24.2         32.2         31.9          35.7
Depreciation and amortization...................     29.6          32.8         31.9         38.3          32.7
Dividends.......................................     None          None         None         None          None
Number of employees at year end.................    7,700         6,400        6,000        5,900         4,950
Weighted average shares outstanding, diluted....     40.3          42.4         44.8         47.2          49.4
Shares outstanding..............................     39.2          38.9         42.1         46.7          47.9
Book value per share............................ $   8.61      $   7.35     $   7.20     $   6.04      $   5.56
----------

(a) Earnings before interest, taxes, depreciation and amortization.
(b) Excludes International Imaging Materials, Inc. ("IIMAK") in 2000, 1999 and 1998.
(c) Excludes non-recurring charges in 2001, 2000 and 1999, $7.3 ($4.7 after taxes) of post-employment benefit costs in 2001 and $2.5 due to recording of Bornemann & Bick's inventories at fair value in 2000.
(d) Excluding items cited in (c), $50.3 ($40.3 after taxes) of gain on sale of IIMAK in 2000 and amortization of goodwill in 2001, 2000, 1999 and 1998, diluted earnings per share would have been $0.88 in 2001, $1.01 in 2000, $0.89 in 1999 and $0.78 in 1998.
(e) Excluding items cited in (c), $50.3 ($40.3 after taxes) of gain on sale of IIMAK in 2000 and amortization of goodwill in 2001, 2000, 1999 and 1998, return on average shareholders' equity would have been 12.7% in 2001, 15.5% in 2000, 15.4% in 1999 and 15.3% in 1998.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     All references to years relate to fiscal years ended on December 31 and all amounts in the following discussion are stated in millions, except share and per share data.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management has identified the following policies and estimates as critical to the Company's business operations and the understanding of the Company's results of operations. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition

    The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," in December 1999. The Company adopted SAB No. 101, as amended, in the fourth quarter of 2000. SAB No. 101 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and
(4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and services rendered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Sales Returns and Allowances and Allowance for Doubtful Accounts

    Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of the Company's revenue for any period if management had made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt, customer concentrations, customer creditworthiness and current trends when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balance at December 31, 2002 was $106.8, net of allowances of $10.2.

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

    If management determines that the carrying value of long-lived assets and intangibles and related goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, management assesses the existence of an impairment by comparing the carrying value of the underlying assets with the estimated undiscounted future operating cash flows. If such impairment is found to exist, management measures it based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. Long-lived assets, net intangible assets and goodwill amounted to $352.6 as of December 31, 2002.

     On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective and as a result, the Company no longer amortizes goodwill. The amortization of goodwill the Company recorded in 2001 was $6.0 and would have been $6.2 in 2002.

     Under SFAS No. 142, the Company is required to test goodwill for impairment on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accordingly, the Company completed its annual goodwill impairment assessment in 2002, and based on a comparison of the fair values of its reporting units with their carrying amounts, including goodwill, the Company has determined that the goodwill of the reporting units has not been impaired.

     In 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," also became effective. SFAS No. 144 provides guidance for the development of one accounting model based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and addresses significant implementation issues. The Company has adopted SFAS No. 144 in the first quarter of 2002 and determined that SFAS No. 144 did not have a material adverse impact on its results of operations or financial position.

Accounting for Income Taxes

    As part of the process of preparing the consolidated financial statements, management is required to estimate the income taxes in each jurisdiction in which the Company operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that management believes that recovery is not likely, the Company must establish a valuation allowance. If a valuation allowance is established or increased during any period, the Company must generally include this amount as an expense within the tax provision on the consolidated statement of income. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred assets. The valuation allowance is based on management's estimates of the taxable income in the jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its results of operations. The gross deferred tax assets as of December 31, 2002 were $21.9, net of a valuation allowance of $6.4.

RESULTS OF OPERATIONS

Overview

    In order to better serve a customer base consisting of retailers and apparel manufacturers, the Company during the second half of 2001 completed a strategic realignment of its core businesses into three geographic segments consisting of North, Central and South America ("Americas"), Europe, the Middle East and Africa ("EMEA"), and the Asia Pacific region ("Asia Pacific"). The cornerstone of this initiative involved combining and unifying the previously separate Apparel Identification (labels and tags) and Labeling Solutions (bar code and price marking systems) business segments under a single sales and marketing organization. Structurally, the Company is now aligned in a geographic orientation across all product lines representing a significant change from the former single product, single region view. Management initiated this effort in direct response to a number of major forces impacting the Company's customer base including: (1) globalization, as manufacturers continue to migrate production outside the US and Western Europe and require greater product consistency and systems coordination; (2) global retail consolidation and the strengthening of private label retail brands; and (3) complexity fueled by a lengthening supply chain and the need to increase the speed to market. The Company believes that managing the business in a consistent manner across three geographic regions and presenting a single face globally make it easier for customers to conduct business with the Company. The Company also believes that its global operational capability responds directly to the needs of its customers, provides them with products and services that are consistent in quality, look and feel, and enhances the Company's value proposition to both its current and prospective customers. Moreover, the Company believes that the Company's concept to checkout capabilities, global manufacturing operations, worldwide distribution network, brand recognition and absolute commitment to providing its customers with a broad array of quality products and outstanding service are enabling the Company to expand its competitive advantage and market share.

     The Company's results of operations for the years ended December 31, 2002, 2001 and 2000, respectively, in dollars and as a percent of sales are presented below:

                                                                2002                   2001                   2000
                                                         -------------------    -------------------    -------------------
    Sales............................................     $ 667.8    100.0%      $ 610.6    100.0%      $ 645.4    100.0%
    Cost of sales....................................       410.7     61.5         376.1     61.6         394.6     61.1
                                                         --------  -------      --------  -------      --------  -------
         Gross profit................................       257.1     38.5         234.5     38.4         250.8     38.9
    Selling, general and administrative expenses.....       196.3     29.4         182.6     29.9         182.8     28.3
    Amortization of goodwill and other intangibles...         0.3      --            6.0      1.0           5.7      0.9
    Integration/restructuring and other costs........         --       --           13.3      2.2           1.9      0.3
                                                         --------  ------       --------  -------      --------  -------
         Operating income............................        60.5      9.1          32.6      5.3          60.4      9.4
    Gain on sale of IIMAK............................         --       --            --       --           50.3      7.7
    Interest expense, net............................        10.9      1.7           9.9      1.6           9.8      1.5
                                                         --------  -------      --------  -------      --------  -------
         Income before taxes.........................        49.6      7.4          22.7      3.7         100.9     15.6
    Taxes on income..................................         9.3      1.4           3.9      0.6          23.4      3.6
                                                         --------  -------      --------  -------      --------  -------
         Net income..................................    $   40.3      6.0%     $   18.8      3.1%     $   77.5     12.0%
                                                         ========  =======      ========  =======      ========  =======

     Despite the continuance of a sluggish global economic environment and a marked downturn in retail sales, which began in mid-2000 and continued throughout 2002, the Company's sales increased $57.2 or 9.4% to $667.8 in 2002 from $610.6 in 2001. The sales increase is attributable to increased customer demand for the existing range of the Company's products ("organic sales growth") of $17.0, favorable exchange rates of $6.3 and acquisitions made during the second half of 2001 and 2002 of $33.9. Management believes that the Company's ability to provide its customers with outstanding service, consistent quality and on-time deliveries helped fuel the organic sales growth. In addition, management believes that the Company's investments in new product development, upgraded manufacturing equipment, new technology and sales and marketing initiatives have positioned the Company to compete successfully and achieve continued success in executing its core strategy of building volume and earnings. Nonetheless, there can be no assurance as to the extent or duration of this cyclical downturn or as to its future impact on the Company. Operating income was $60.5 in 2002 compared with $32.6 in 2001. As a percent of sales, operating income was 9.1% in 2002 and 5.3% in 2001. In 2001, the Company took non-recurring charges totaling $13.3 in connection with implementing major restructuring initiatives. Excluding non-recurring charges, $7.3 of post-employment benefit costs (see Note 15 of Notes to Consolidated Financial Statements) and amortization of goodwill (see Note 2 of Notes to Consolidated Financial Statements), operating income was $59.2 or 9.7%, as a percent of sales, in 2001.

     In 2001, sales decreased 5.4% to $610.6 from $645.4 in 2000. Excluding the impact of the operations of International Imaging Materials, Inc. ("IIMAK"), a business which was determined to be non-strategic and sold in early 2000 (see
Note 4 of Notes to Consolidated Financial Statements), sales declined 3.3% from the prior year. Operating income was $32.6 in 2001 compared with $60.4 in 2000. As a percent of sales, operating income was 5.3% in 2001 and 9.4% in 2000. Excluding the impact of the operations of IIMAK in 2000, non-recurring charges in 2001 and 2000, $7.3 of post-employment benefit costs in 2001, $2.5 due to recording of Bornemann & Bick's inventories at fair value in 2000, and amortization of goodwill in 2001 and 2000, operating income was $59.2 in 2001 compared with $68.4 in 2000, or as a percent of sales, 9.7% in 2001 and 10.8% in 2000.

    Management believes that acquisitions will continue to be a fundamental element of the Company's growth. During 2002, the Company continued to integrate and assimilate the operations of prior acquisitions. In addition, the Company acquired the business and manufacturing assets of Disenos de Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and NTP Gandrudbakken AS, a manufacturer of heat transfer labels located in Norway.

Sales

    The following table presents sales by geographic operating segment:

                                               2002                   2001                    2000
                                        --------------------   --------------------    -------------------
    Sales to unaffiliated customers:
    Americas........................    $  332.4     49.8%     $  322.2      52.8%     $  365.0    56.6%
    EMEA............................       176.6     26.4         162.8      26.7         162.3    25.1
    Asia Pacific....................       158.8     23.8         125.6      20.5         118.1    18.3
                                        --------  -------      --------   -------      --------  ------
              Total.................    $  667.8    100.0%     $  610.6     100.0%     $  645.4   100.0%
                                        ========  =======      ========   =======      ========  ======


     Americas sales include sales delivered through Company operations in North (primarily in the US), Central and South America. Sales increased $10.2 or 3.2% in 2002 and, excluding sales of IIMAK of $13.8 in 2000, declined $29.0 or 8.3% in 2001. Management attributes the increase in 2002 to acquisitions and organic sales growth in the Company's Central and South America operations. Management notes, however, that organic sales in the Company's North America operations declined in 2002 and 2001 due to challenging economic and retail conditions that resulted in fewer orders and smaller average transaction size and generally reduced customer demand for the entire range of the Company's products. Additionally, management points to a sales migration trend that strengthened significantly in 2000 and continued into 2001 and 2002. Many of the Company's customers have steadily moved their production facilities outside the US where they have realized labor and cost efficiencies. This has resulted in a shift in sales mix primarily to Central and South America as well as outside the region to Asia Pacific.

     EMEA's sales in 2002, which include sales delivered through Company operations in eleven European countries, the Middle East and Africa, increased $13.8 or 8.5% in 2002. The increase is attributable to acquisitions of $12.4 and favorable exchange rates of $6.3, offset by $4.9 decline in organic sales. Management believes that the weakness in economic and retail conditions in EMEA and uncertainties surrounding global economic environment continued to dampen overall customer demand level, which in turn put pressure on EMEA's sales in 2002. The overall decline in organic sales was somewhat offset by significant sales growth in Turkey. In addition, the Company experienced sales migration to Asia Pacific as manufacturers sought to maximize production efficiencies. In 2001, sales were flat when compared with 2000. The increase attributable to organic sales growth of $6.8, occurring primarily in Turkey and France, and acquisition related sales of $7.5 was offset by a decline of $13.8 in the UK.

     Asia Pacific consists of the Company's operations in Hong Kong, China, India, Singapore, Sri Lanka, Australia and Korea. Sales increased $33.2 or 26.4% in 2002. The increase is attributable to organic sales growth of $29.5, a favorable exchange rate of $0.3 and an acquisition of $3.4. The Company's operations in this region have benefited significantly from the steady and continued migration of the Company's customers who have moved their production facilities outside the US and Western Europe to maximize labor cost and operating performance efficiencies. In addition, the Company continued to gain market share in Asia Pacific. In 2001, sales increased $7.5 or 6.4%. The increase was attributable to organic sales growth resulting from sales migration from the US and Western Europe of $11.0 and an acquisition of $2.0, offset by a sales decline of $5.5, primarily in Singapore and Australia.

Gross Profit

    Gross profit, as a percent of sales, improved slightly to 38.5% in 2002 from 38.4% in 2001 and decreased in 2001 from 39.2% (excluding the impact of a fair value adjustment to inventories in connection with an acquisition) in 2000. In 2002, the negative impact of continued price compression and smaller less efficient production runs was offset by cost reductions in labor and materials. The decrease in 2001 was primarily due to price compression and more frequent and costly production runs on smaller orders. Since 2001, management's ongoing strategy has included implementing process improvements to reduce costs in all of its manufacturing facilities, efficiently re-deploying assets to manage production capacity and expanding production in new and emerging markets in order to maximize labor and cost efficiencies.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses ("SG&A"), as a percent of sales, were 29.4% in 2002 and 29.9% in 2001. During 2001, certain key executives of the Company signed employment agreements under which the Company is obligated to provide post-employment benefits. In connection with these agreements, the Company recorded $1.5 and $7.3 of post-employment benefit costs in 2002 and 2001, respectively, as SG&A. SG&A, as a percent of sales, was 28.3% in 2000. Management's ongoing objective is to control absolute SG&A dollars and further reduce the ratio of SG&A to sales by leveraging sales growth against the Company's fixed expense base.

Integration/Restructuring and Other Costs

    During 2001, the Company implemented specific initiatives to enhance revenue growth, increase capital efficiency and lower operating costs. As a result, the Company recorded a pre-tax charge of $13.3 relating to integration/restructuring and other costs. Of this amount, $11.9 pertained to: (1) integration of certain manufacturing facilities and the consolidation of production sites as the Company closed and sold two manufacturing locations in North America and rationalized operations in the UK, Italy and Spain; and (2) strategic unification of the sales and marketing organization and a global organizational reshaping, which resulted in severance for 125 managerial and administrative personnel and 350 manufacturing positions in the US, Canada, Hong Kong, the UK, Italy and Turkey. In addition, the Company disposed of certain property, plant and equipment in connection with its strategic initiatives and recorded a net write-off of $1.4. During 2000, the Company recorded a pre-tax charge of $1.9 relating to integration/restructuring and other costs. Of this amount, $0.9 pertained to the integration of certain facilities and severance for personnel in Europe. The remaining $1.0 pertained to the severance for personnel as well as other costs associated with the Company's decision to discontinue a supplies manufacturing operation in Canada.

Operating Income

    Operating income was $60.5 in 2002 compared with $32.6 in 2001. As a percent of sales, operating income was 9.1% in 2002 and 5.3% in 2001. In 2001, the Company took non-recurring charges totaling $13.3 in connection with implementing major restructuring initiatives. Excluding non-recurring charges, $7.3 of post-employment benefit costs and amortization of goodwill, operating income was $59.2, or 9.7% of sales, in 2001.

     Operating income was $32.6 in 2001 compared with $60.4 in 2000. As a percent of sales, operating income was 5.3% in 2001 and 9.4% in 2000. Excluding the impact of the operations of IIMAK in 2000, non-recurring charges in 2001 and 2000, $7.3 of post-employment benefit costs in 2001, $2.5 due to recording of Bornemann & Bick's inventories at fair value in 2000, and amortization of goodwill in 2001 and 2000, operating income was $59.2 in 2001 compared with $68.4 in 2000, or as a percent of sales, 9.7% in 2001 and 10.8% in 2000.

     On a reportable operating segment basis, operating income, as a percent of sales, was as follows: Americas (excluding the operations of IIMAK in 2000 and non-recurring charges and amortization of goodwill in 2001 and 2000) was 8.3%, 10.4% and 11.1% in 2002, 2001 and 2000, respectively; EMEA (excluding non-recurring charges and amortization of goodwill in 2001 and 2000) was 8.0%, 6.3% and 7.5% in 2002, 2001 and 2000, respectively; and Asia Pacific (excluding non-recurring charges in 2001 and amortization of goodwill in 2001 and 2000) was 22.9%, 23.5% and 24.0% in 2002, 2001 and 2000, respectively.

Gain on Sale of IIMAK

    During 2000, the Company sold 92.5% of IIMAK for $127.5, which included $120.0 in cash and $7.5 of IIMAK preferred stock. The sale resulted in a gain of $50.3 ($40.3, net of taxes).

Interest Expense, Net

    Net interest expense related primarily to long-term debt increased to $10.9 in 2002 and $9.9 in 2001 from $9.8 in 2000. The increase is attributable to higher average borrowings, reduced amounts of cash and cash equivalents and lower rates of return available on invested cash. Management expects this trend to continue in 2003.

Taxes on Income

    The effective income tax rate was 18.8% in 2002 compared with 17.2% in 2001 and 23.2% in 2000. The rate will change year to year based on non-recurring items including the geographic mix of pre-tax income, the timing and amounts of foreign dividends, and state and local taxes. In addition, the 2001 effective tax rate was reduced by incremental integration/restructuring and other costs and post-employment benefit costs to which higher tax rates applied. The tax rate in 2001 was further reduced as a result of a settlement with IIMAK (see
Note 9 of the Notes to Consolidated Financial Statements). The 2000 effective tax rate reflects the benefit of various tax versus book basis items related to the sale of IIMAK.

Liquidity and Capital Resources

    The table below presents summary cash flow information for the years indicated:

                                                                 2002       2001       2000
                                                              ---------  ---------  -------
    Net cash provided by operating activities.............    $   62.7   $   53.5   $   69.8
    Net cash provided by (used in) investing activities...       (47.9)     (28.1)      38.1
    Net cash used in financing activities.................        (1.6)     (34.3)     (94.1)
                                                              --------   --------   --------
              Total change in cash and cash equivalents (a)   $   13.2   $   (8.9)  $   13.8
                                                              ========   ========   ========

----------

(a) Before the effect of exchange rate changes on cash flows.

Operating Activities

    Cash provided by operating activities is the Company's primary source of funds to finance operating needs and growth opportunities. The Company's revolving credit agreement provides additional liquidity for seasonal and specific-purpose expenditures. Net cash provided by operating activities was $62.7, $53.5 and $69.8 in 2002, 2001 and 2000, respectively. Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future supplemented by availability under its revolving credit agreement to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

    Working capital and the corresponding current ratio were $154.4 and 2.4:1 and $132.2 and 2.3:1 at December 31, 2002 and 2001, respectively. The increase in working capital from 2001 to 2002 resulted from increases in cash and cash equivalents, accounts receivable, inventories and other current assets, offset by increases in due to banks, accounts payable and accrued liabilities and accrued taxes on income.

Investing Activities

    Management believes that acquisitions will continue to be a fundamental element of the Company's growth. In 2002, the Company acquired the business and manufacturing assets of Disenos de Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and NTP Gandrudbakken AS, a manufacturer of heat transfer labels located in Norway. Management does not expect these two acquisitions to have a material impact on the Company's results of operations or financial position. In addition, the Company continued to integrate and assimilate the operations of its prior acquisitions, upgrade production machinery, proceed with its Enterprise Resource Planning ("ERP") system conversions, and grow and expand the Company's operations in the emerging markets of Central and South America, EMEA and Asia Pacific. Capital expenditures in 2002 were $25.5 compared with $24.2 in 2001 and were funded by cash provided by operating activities. In 2003, management anticipates that the Company's capital expenditures for production machinery upgrades, ERP system conversions and growth and expansion of the Company's operations in the Central and South America, EMEA and Asia Pacific markets will be approximately $31.

    Investing activities during 2001 primarily consisted of the acquisitions of Europrint S.A., Independent Machine Service, Inc., and certain assets of U.S. Label Corporation, continued production machinery upgrades and the ERP system conversions, and the costs associated with growth and expansion of the Company's operations in the Central and South America, EMEA and Asia Pacific markets.

    Net cash provided by investing activities in 2000 resulted from net proceeds from the sale of 92.5% of IIMAK, offset by the cost of the Company's acquisition of Bornemann & Bick group of companies, continued upgrade of the production equipment, the costs associated with growth and expansion of the Company's operations in the Central and South America and Asia Pacific markets and continued investment in the ERP system conversions.

Material Commitments

    Total rental expense for all operating leases amounted to $8.1 in 2002, $6.9 in 2001 and $6.2 in 2000.

     Minimum rental commitments for all non-cancelable operating leases are as follows:


                     Years ending December 31,
   ------------------------------------------------------------
   2003........................................................    $    7.2
   2004........................................................         5.5
   2005........................................................         4.1
   2006........................................................         3.0
   2007........................................................         2.6
   Thereafter..................................................        11.6
                                                                   --------
                                                                   $   34.0
                                                                   ========

Financing Activities

    The components of total capital as of December 31, 2002, 2001 and 2000, respectively, are presented below:

                                                 2002        2001        2000
                                              ----------  ----------  -------
  Due to banks...........................     $    2.1    $    0.4    $    0.9
  Current maturities of long-term debt...          0.1         0.1         0.1
  Long-term debt.........................        164.5       165.9       165.8
                                              --------    --------    --------
  Total debt.............................        166.7       166.4       166.8
  Shareholders' equity...................        337.6       286.1       303.3
                                              --------    --------    --------
  Total capital..........................     $  504.3    $  452.5    $  470.1
                                              ========    ========    ========

  Total debt as a percent of total capital        33.1%       36.8%       35.5%
                                              ========    ========    ========

    Management believes that the borrowings available under the Company's revolving credit agreement provide sufficient liquidity to supplement the Company's operating cash flow to support the Company's planned business activities and seasonal and specific-purpose expenditures. For the years ended December 31, 2002, 2001 and 2000, net repayments of the Company's outstanding debt were $1.1, $0.5 and $45.6, respectively. In 2000, the Company repaid the outstanding balance of $49.4 under its revolving credit agreement out of the net proceeds from the sale of 92.5% of IIMAK.

    The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the years ended December 31, 2002, 2001 and 2000, the Company received proceeds of $9.7, $4.7 and $2.5, respectively, from common stock issued under its employee stock option and stock purchase plans.

    The Company has a stock repurchase plan with an authorization to use up to $150 in total for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market, by block purchases, or in privately-negotiated transactions. The Company repurchased 285,000 shares for an aggregate price of $3.8, or $13.38 per share, in 2002, 3,238,000 shares for an aggregate price of $33.1, or $10.22 per share, in 2001 and 5,035,000 shares for an aggregate price of $51.0, or $10.14 per share, in 2000. Since the inception of the stock repurchase program, the Company repurchased 11,824,000 of its shares for an aggregate price of $116.9, or $9.89 per share. The Company immediately retired the repurchased shares. As of December 31, 2002, the Company had $33.1 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions. The Company believes that funds from future operating cash flows and funds available under its revolving credit agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

      During 2001, the Company entered into a stock repurchase agreement with an officer (the "shareholder"), who is also a director and principal shareholder of the Company, under which the Company may be required to purchase from the shareholder up to a certain number of its shares each year (see Note 18 of Notes to Consolidated Financial Statements). The Company repurchased from the shareholder 399,000 of its shares for $6.4, or $15.96 per share in 2002 and 400,000 of its shares for $5.4, or $13.40 per share in 2001. The Company immediately retired the shares it purchased from the shareholder. The Company's obligations under the stock repurchase agreement are in addition to its authorization under the stock repurchase plan.

Financing Arrangement - Amended and Restated Credit Agreement

    In September 2002, the Company entered into a three-year, $150 revolving credit agreement with a group of five domestic and international banks. The agreement amended and restated the Company's previous revolving credit facility, which would have expired on August 11, 2003. Under the credit agreement, the Company pays a facility fee determined by reference to the debt to EBITDA ratio. The applicable percentage for the facility fee at December 31, 2002 was 0.275%. Borrowings under the credit agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified financial threshholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (4.25% and 4.75% at December 31, 2002 and 2001, respectively), and are guaranteed by certain domestic subsidiaries of the Company.

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

     Under the most restrictive debt covenants as defined in the Company's revolving credit agreement, the Company must maintain at all times an excess of consolidated total assets over total liabilities of not less than the sum of $274 plus 35% of consolidated net income for the period after July 1, 2002 plus 100% of the net cash proceeds received by the Company from the sale or issuance of its capital stock on and after July 1, 2002. The Company's maximum allowable debt to EBITDA ratio, as defined, is 3.0 to 1 and minimum allowable fixed charge coverage ratio, as defined, is 1.5 to 1.

     The Company is in compliance with the financial covenants of its financing arrangements. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner.

Off Balance Sheet Arrangements

    The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, that have or are reasonably likely to have a material current or future impact on its financial position, changes in financial position, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

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

     A 10% change in interest rates affecting the Company's floating rate debt instruments would have an insignificant impact on the Company's pre-tax earnings and cash flows over the next fiscal year. Such a move in interest rates would have no effect on the fair value of the Company's floating rate debt instruments. In addition, all of the Company's derivatives have high correlation with the underlying exposure and are highly effective in offsetting underlying currency movements. Accordingly, changes in derivative fair values are expected to be offset by changes in value of the underlying exposures.

    The Company sells its products in many countries and a substantial portion of its net sales and costs and expenses are denominated in foreign currencies. A significant portion of the Company's sales in 2002 was derived from customers located outside the US, principally in EMEA and Asia Pacific, where the Company also manufactures its products. This exposes the Company to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers and global apparel manufacturers that have historically paid their accounts payable balances with the Company.

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk

    The information required by this Item is set forth under the heading "Market Risk" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, above, which information is hereby incorporated by reference.

Item 8:  Financial Statements and Supplementary Data

     The financial information required by Item 8 is incorporated by reference to the consolidated financial statements and notes thereto as an exhibit in Part IV, Item 15, pages 24 through 41.

Item 9: Changes In and Disagreements with Accountants on Accounting and on Financial Disclosure

    The Company dismissed Arthur Andersen LLP as its independent accountants, effective upon the completion of their audit of the Company's December 31, 2001 financial statements. Since January 1, 2000, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The Company engaged PricewaterhouseCoopers LLP to serve as its new independent accountants for fiscal year 2002, after evaluating several firms. The Company previously reported this change in accountants in a Current Report on Form 8-K, dated February 20, 2002.

                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 30, 2003. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

Item 11:  Executive Compensation

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 30, 2003.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 30, 2003.

Item 13:  Certain Relationships and Related Transactions

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 30, 2003.

Item 14:  Controls and Procedures

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

                                     PART IV

Item 15:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents

                 (1) FINANCIAL STATEMENTS --
                     Statement of Management's Responsibility for Financial Statements..............    20
                     Report of Independent Accountants..............................................    21
                     Report of Independent Accountants on Financial Statement Schedule..............    22
                     Copy of Previously Issued Report of Independent Public Accountants.............    23
                     Consolidated Statements of Income for the years ended December 31, 2002, 2001
                     and 2000.......................................................................    24
                     Consolidated Balance Sheets as of December 31, 2002 and 2001...................    25
                     Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
                     years ended December 31, 2002, 2001 and 2000...................................    26
                     Consolidated Statements of Cash Flows for the years ended December 31, 2002,
                     2001 and 2000..................................................................    27
                     Notes to Consolidated Financial Statements.....................................    28 to 41
                 (2) FINANCIAL STATEMENT SCHEDULE --
                     Schedule II-- Valuation and Qualifying Account.................................    42

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

     (b) Report on Form 8-K

            None.

     (c) Exhibits

         3.1     By-Laws. (A)
         3.2     Amended and Restated Certificate of Incorporation. (C)
         3.3     Amendment to Amended and Restated Certificate of
                 Incorporation. (E)
        10.1     Registrant's 1990 Employee Stock Option Plan. (B)
        10.2     Agreement and Plan of Merger dated as of July 15, 1997,
                 among the Registrant, Ribbon Manufacturing, Inc., and International Imaging Materials, Inc. (D)
        10.3     Registrant's 1997 Incentive Stock Option Plan. (F)
        10.4     Deferred Compensation Plan for Directors. (G)
        10.5 Change of Control Employment Agreement dated as of April 20, 1999, between the Registrant and Jack Plaxe. (H)
        10.6     Agreement, dated as of February 8, 2000, among the
                 Registrant, Paxar Capital Corporation, International Imaging Material, Inc., Center Capital Investors III, L.P. and
                 Related Partnerships. (I)
        10.7     Amendment No. 1, dated March 9, 2000 to the Stock Purchase and Recapitalization Agreement, dated as of February 8,
                 2000, among the Registrant, Paxar Capital Corporation, International Imaging Materials, Inc., Centre Capital Investors III, L.P., and related partnerships. (I)
        10.8     Registrant's 2000 Long-Term Performance and Incentive
                 Plan. (J)
        10.9 Commercial Limited Partnership Interest Purchase and Assignment Agreement, dated May 18, 2000, among the Registrant, Bornemann & Bick GmbH & Co, KG, Gerhard
                 Bornemann, and Ulrich Bornemann. (K)
       10.10     Sale and Purchase Agreement, dated May 18, 2000, between
                 Paxar Far East Limited and Ulrich Wilhelm Helmut
                 Bornemann. (K)
       10.11 Agreement, dated as of July 11, 2001, by and between Paxar Corporation and Arthur Hershaft. (L)
       10.12 Agreement, dated as of August 10, 2001, by and between Paxar Corporation and Paul Griswold. (M)
       10.13 Agreement, dated as of September 1, 2001, by and between Paxar Corporation and Victor Hershaft. (M)
       10.14     Credit Agreement, dated as of September 24, 2002. (N)
        21.1     Subsidiaries of Registrant.
        23.1     Consent of Independent Accountants.
        23.2     Notice Regarding Consent of Arthur Andersen LLP.
        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        99.2     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------
(A) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980.

(B) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(C) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(D) Incorporated herein by reference from Exhibits to Registrant's Current Report on Form 8-K dated July 15, 1997.

(E) Incorporated herein by reference from Annex D to the Joint Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (File No. 333-36283), filed on September 24, 1997.

(F) Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-38923), filed on October 28, 1997.

(G) Incorporated herein by reference from Annex A to Registrant's preliminary proxy statement dated March 31, 1998.

(H) Incorporated herein by reference from Exhibits to the Registrant's Form 10-Q filed on August 11, 1999.

(I) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated March 9, 2000.

(J) Incorporated herein by reference from Appendix B and C to Registrant's definitive proxy statement dated March 31, 2000.

(K) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated May 18, 2000.

(L) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated July 11, 2001.

(M) Incorporated herein by reference from Exhibits to Registrant's Form 10-Q filed on November 14, 2001.

(N) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

        STATEMENT OF MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of Paxar Corporation:

    The consolidated financial statements and accompanying information were prepared by management, who accepts full responsibility for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles in the United States and, as such, include amounts that are based on management's best estimates and judgments.

     Management is further responsible for maintaining a system of internal accounting control designed to provide reliable financial information for the preparation of financial statements, to safeguard assets against loss or unauthorized use and to ensure that transactions are executed consistent with Company policies and procedures. Management believes that existing internal accounting control systems are achieving these objectives and provide reasonable assurance concerning the accuracy of the financial statements.

     Oversight of management's financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through its Audit Committee, which consists solely of outside directors. The Committee meets periodically with financial management, internal auditors and the independent accountants to obtain reasonable assurance that each is meeting its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The independent accountants and the Company's internal audit department have free access to meet with the Audit Committee without management's presence.



/s/ Paul J. Griswold
--------------------
Paul J. Griswold
President and Chief Executive Officer


/s/ Jack R. Plaxe
-----------------
Jack R. Plaxe
Senior Vice President and Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Paxar Corporation:

    In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the year then ended present fairly, in all material respects, the financial position of Paxar Corporation and its subsidiaries (the "Company") as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, prior to the revisions discussed in Note 2 to the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 29, 2002.

    As disclosed in Note 2, the Company changed the manner in which it accounts for goodwill and other intangible assets as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

    As discussed above, the financial statements of Paxar Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accounts who have ceased operations. As described in Note 2, these financial statements have been revised to separately reflect amounts that represent goodwill, and to include the transitional disclosures required by SFAS No. 142. We audited the adjustments described in Note 2 that were applied to revise the 2001 and 2000 financial statements. We also audited the transitional disclosures described in Note 2. In our opinion, the revisions and transitional disclosures for 2001 and 2000 described in Note 2 are appropriate and the adjustments described in Note 2 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.



/s/ PricewaterhouseCoopers LLP
------------------------------
New York, New York
March 5, 2003

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Paxar Corporation:

    Our audit of the consolidated financial statements referred to in our report dated March 5, 2003 appearing in the 2002 Annual Report to Shareholders of Paxar Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Paxar Corporation for the years ended December 31, 2001 and 2000, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements schedules in their report dated January 29, 2002.




/s/ PricewaterhouseCoopers LLP
------------------------------
New York, New York
March 5, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. These independent accountants have ceased operations, and have not reissued their report in conjunction with this Annual Report on Form 10-K. Their report is included in the Annual Report on Form 10-K as permitted by Rule 2-02(e) of Regulation S-X of the Securities and Exchange Commission. As described in Note 2, the 2001 and 2000 consolidated financial statements have been revised to separately reflect amounts that represent goodwill and to include transitional disclosures required by Statement of Financial Accounting Standards No. (SFAS) 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing hearin.


           COPY OF PREVIOUSLY ISSUED REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Paxar Corporation:

     We have audited the accompanying consolidated balance sheets of Paxar Corporation (a New York corporation) and subsidiaries as of December 31, 2001 and 2000*, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001*. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paxar Corporation and subsidiaries as of December 31, 2001 and 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 15(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP
------------------------------
Stamford, Connecticut
January 29, 2002



* The consolidated balance sheet at December 31, 2000 and the consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1999 are not required to be presented in the 2002 Annual Report on Form 10-K.

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2002, 2001 and 2000
                     (in millions, except per share amounts)


                                                                 2002        2001       2000
                                                               --------    --------   ------
           Sales...........................................    $  667.8    $  610.6   $  645.4
           Cost of sales...................................       410.7       376.1      394.6
                                                               --------    --------   --------
              Gross profit.................................       257.1       234.5      250.8
           Selling, general and administrative expenses....       196.3       182.6      182.8
           Amortization of goodwill and other intangibles..         0.3         6.0        5.7
           Integration/restructuring and other costs.......          --        13.3        1.9
                                                               --------    --------   --------
              Operating income.............................        60.5        32.6       60.4
           Gain on sale of IIMAK...........................          --          --       50.3
           Interest expense, net...........................        10.9         9.9        9.8
                                                               --------    --------   --------
              Income before taxes..........................        49.6        22.7      100.9
           Taxes on income.................................         9.3         3.9       23.4
                                                               --------    --------   --------
              Net income...................................    $   40.3    $   18.8   $   77.5
                                                               ========    ========   ========

           Basic earnings per share........................    $   1.02    $   0.45   $   1.74
                                                               ========    ========   ========

           Diluted earnings per share......................    $   1.00    $   0.44   $   1.73
                                                               ========    ========   ========

           Weighted average shares outstanding:
              Basic........................................        39.4        41.8       44.5
              Diluted......................................        40.3        42.4       44.8


    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)


                                                                      December 31,     December 31,
                                                                          2002             2001
                                                                    ---------------  ----------
     ASSETS
     Current assets:
     Cash and cash equivalents..................................       $    49.6        $    35.1
     Accounts receivable, net of allowances of $10.2 and $9.3 in
     2002 and 2001, respectively................................           106.8            100.9
     Inventories, net...........................................            83.8             77.7
     Deferred income taxes......................................            10.5              9.2
     Other current assets.......................................            14.3             11.4
                                                                       ---------        ---------
               Total current assets.............................           265.0            234.3
                                                                       ---------        ---------

     Property, plant and equipment, net.........................           154.9            145.2
     Goodwill and other intangibles, net........................           197.7            181.7
     Other assets...............................................            22.0             22.6
                                                                       ---------        ---------

     Total assets...............................................       $   639.6        $   583.8
                                                                       =========        =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
     Due to banks...............................................       $     2.1        $     0.4
     Current maturities of long-term debt.......................             0.1              0.1
     Accounts payable and accrued liabilities...................            94.5             90.0
     Accrued taxes on income....................................            13.9             11.6
                                                                       ---------        ---------
               Total current liabilities........................           110.6            102.1
                                                                         -------          -------

     Long-term debt.............................................           164.5            165.9
     Deferred income taxes......................................            12.1             12.7
     Other liabilities..........................................            14.8             17.0

     Commitments and contingent liabilities

     Shareholders' equity:
     Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, none issued and outstanding..................              --               --
     Common stock, $0.10 par value, 200,000,000 shares
       authorized, 39,230,384 and 38,929,163 shares issued and
       outstanding in 2002 and 2001, respectively...............             3.9              3.9
     Paid-in capital............................................            11.2             11.7
     Retained earnings..........................................           330.9            290.6
     Accumulated other comprehensive loss.......................            (8.4)           (20.1)
                                                                       ---------        ---------
               Total shareholders' equity.......................           337.6            286.1
                                                                       ---------        ---------

     Total liabilities and shareholders' equity.................       $   639.6        $   583.8
                                                                       =========        =========


    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended December 31, 2002, 2001 and 2000
                                  (in millions)

                                                                                                         Accumulated
                                      Common Stock                                                          Other
                                                              Paid-In      Treasury       Retained      Comprehensive Comprehensive
                                 Shares         Amount        Capital        Stock        Earnings          Loss            Income
                                ----------   ------------  ------------  ------------   ------------  ---------------       ------
Balance, December 31, 1999......   46.7         $   4.7     $    93.2      $     --       $  194.3       $   (10.3)
Comprehensive income:
    Net income..................    --              --             --            --           77.5             --        $  77.5
    Other comprehensive loss:
       Translation adjustments..    --              --             --            --             --            (7.6)         (7.6)
                                                                                                                         -------
    Comprehensive income........    --              --             --            --             --             --        $  69.9
                                                                                                                         =======
Shares issued-- various plans...    0.4             --            2.5            --             --             --
Purchase of common shares.......    --              --             --         (51.0)            --             --
Retirement of treasury shares...   (5.0)           (0.5)        (50.5)         51.0             --             --
                                  -----         -------       -------       -------        -------        -------
Balance, December 31, 2000......   42.1             4.2          45.2            --          271.8           (17.9)
                                  =
Comprehensive income:
    Net income..................    --              --             --            --           18.8             --        $  18.8
    Other comprehensive loss:
       Translation adjustments..    --              --             --            --             --            (2.2)         (2.2)
                                                                                                                         -------
    Comprehensive income........    --              --             --            --             --             --        $  16.6
                                                                                                                         =======
Shares issued-- various plans...    0.5             --            4.7            --             --             --
Purchase of common shares.......    --              --             --         (38.5)            --             --
Retirement of treasury shares...   (3.7)           (0.3)        (38.2)         38.5             --             --
                                  -----         -------       -------       -------        -------        -------
Balance, December 31, 2001......   38.9             3.9          11.7            --          290.6           (20.1)
Comprehensive income:
    Net income..................    --              --             --            --           40.3             --        $  40.3
    Other comprehensive loss:
       Translation adjustments..    --              --             --            --             --            12.3          12.3
       Post-employment benefit
        obligation adjustments..    --              --             --            --             --            (0.6)         (0.6)
                                                                                                                         -------
    Comprehensive income........    --              --             --            --             --             --        $  52.0
                                                                                                                         =======
Shares issued:
    Various plans...............    0.8             0.1           9.6            --             --             --
    Warrants....................    0.2             --             --            --             --             --
Purchase of common shares.......    --              --             --         (10.2)            --             --
Retirement of treasury shares...   (0.7)           (0.1)        (10.1)         10.2             --             --
                                  -----         -------       -------       -------        -------        -------
Balance, December 31, 2002......   39.2         $   3.9       $  11.2       $    --        $ 330.9        $   (8.4)
                                  =====         =======       =======       =======        =======        ========

    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002, 2001 and 2000
                                  (in millions)

                                                                          2002        2001        2000
                                                                       ----------  ----------  -------
    OPERATING ACTIVITIES
     Net income..................................................      $    40.3   $    18.8   $    77.5
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization............................           29.6        32.8        31.9
        Deferred income taxes....................................           (1.5)       (2.0)        1.4
        Gain on sale of IIMAK, net of taxes......................             --          --       (40.3)
        Gain on sale of property and equipment, net..............           (0.2)       (0.7)         --
        Write-off of property and equipment......................            1.1         3.3          --
        Post-employment benefit costs............................            1.5         7.3          --
     Changes in assets and liabilities, net of businesses acquired:
        Accounts receivable......................................           (5.0)       11.3         8.0
        Inventories..............................................           (5.5)        4.9        (2.9)
        Other current assets.....................................           (2.7)       (1.5)        5.2
        Accounts payable and accrued liabilities.................            4.1        (8.9)       (8.1)
        Accrued taxes on income..................................            2.2       (11.1)        3.5
        Other, net...............................................           (1.2)       (0.7)       (6.4)
                                                                       ----------  ---------   ---------

        Net cash provided by operating activities................           62.7        53.5        69.8
                                                                       ---------   ---------   ---------

    INVESTING ACTIVITIES
     Purchases of property, plant and equipment..................          (25.5)      (24.2)      (32.2)
     Acquisitions, net of cash acquired..........................          (21.7)      (10.3)      (52.5)
     Proceeds from sale of IIMAK, net............................             --          --       119.8
     Proceeds from sale of property and equipment................            0.3         4.3          --
     Other, net..................................................           (1.0)        2.1         3.0
                                                                       ----------  ---------   ---------

        Net cash provided by (used in) investing activities......          (47.9)      (28.1)       38.1
                                                                       ----------  ----------  ---------

    FINANCING ACTIVITIES
     Net increase (decrease) in short-term debt..................            1.7        (0.5)      (44.2)
     Additions to long-term debt.................................           91.0        23.6       323.5
     Reductions in long-term debt................................          (93.8)      (23.6)     (324.9)
     Purchase of common stock....................................          (10.2)      (38.5)      (51.0)
     Proceeds from common stock issued under employee stock option
      and stock purchase plans...................................            9.7         4.7         2.5
                                                                       ---------   ---------   ---------

        Net cash used in financing activities....................           (1.6)      (34.3)      (94.1)
                                                                       ---------   ---------   ---------

        Effect of exchange rate changes on cash flows............            1.3        (0.3)       (1.7)
                                                                       ---------   ---------   ---------

    Increase (decrease) in cash and cash equivalents.............           14.5        (9.2)       12.1
    Cash and cash equivalents at beginning of year...............           35.1        44.3        32.2
                                                                       ---------   ---------   ---------

    Cash and cash equivalents at end of year.....................      $    49.6   $    35.1   $    44.3
                                                                       =========   =========   =========

    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (in millions, except share and per share data)


Note 1:  Description of Business

    Paxar Corporation ("Paxar" or the "Company") is a global leader in providing innovative merchandising systems to retailers and apparel manufacturers. Paxar's concept to checkout capabilities, global manufacturing operations, worldwide distribution network and brand recognition are enabling the Company to expand its competitive advantage and market share.

    Paxar brings to its customers a fusion of innovative fashion ideas and technological expertise to help them achieve retailing success. The Company's business includes the design, manufacture and distribution of a wide variety of tags and labels, including bar-coded labels, as well as printers and the associated supplies for customers who prefer the flexibility of creating labels and tags on an "as-needed" basis in their facilities. Product design, process reengineering and data management services are becoming more important as the Company continues to differentiate itself as a global leader.

    Paxar has core competencies that range from graphic design to coating, weaving, design of mechanical and electronic printers, systems integration and creation of software.

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

Accounts Receivable and Sales Returns

    The Company's domestic and international presence and large, diversified customer base serve to limit overall credit risk and the potential for future product returns. The Company maintains reserves for potential credit losses and sales returns and, historically, such losses, in the aggregate, have not exceeded management's estimates.

Inventories

    Inventories are stated at the lower of cost or market. The value of inventories determined using the last-in, first-out ("LIFO") method was $12.9 and $13.9 as of December 31, 2002 and 2001, respectively. The value of all other inventories determined using the first-in, first-out ("FIFO") method was $70.9 and $63.8 as of December 31, 2002 and 2001, respectively. During 2000, the Company changed its method of accounting for a portion of inventories in the US from LIFO to FIFO. The Company believes the FIFO method results in a closer matching of costs and revenue during periods of declining prices, and it is the primary method used in the industry in which this unit operates. This change has been applied by retroactively restating the accompanying consolidated financial statements.

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

Income Taxes

    Deferred tax assets and liabilities are established based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. The classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the difference. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are not provided on that portion of undistributed earnings of non-US subsidiaries which is considered to be permanently reinvested.

Revenue Recognition

    Revenue is recognized when title to the product passes to the customer, generally upon shipment.

     The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company adopted SAB No. 101, as amended, in the fourth quarter of 2000 and determined there was no material impact on annual revenue and earnings or the timing of revenue and profit recognition between quarters during the year.

Earnings per Share

    Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants.

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

Financial Instruments

    The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on January 1, 2001. These statements outline the accounting treatment for all derivative activities and require that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and the resulting type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified to earnings in the period in which earnings are affected by the hedged item. The cumulative effect on net income and other comprehensive income of adopting these standards was not material to net income and other comprehensive income for the year ended December 31, 2002 and shareholders' equity at January 1, 2002.

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

    The fair value of outstanding forward foreign exchange contracts at January 1, 2002 and December 31, 2002 for delivery of various currencies at various future dates and the changes in fair value recorded in income during 2002 were not material.

    All financial instruments of the Company with the exception of hedge instruments are carried at cost, which approximates fair value.

Goodwill

    Goodwill represents the excess of the cost of acquired companies over the sum of identifiable net assets. Through December 31, 2001, goodwill had been amortized on a straight-line basis over a period not to exceed 40 years.

    The Company evaluates goodwill for impairment on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors the Company considers important which could trigger an impairment include the following: (1) significant under-performance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business;
(3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value. The Company assesses the existence of an impairment by comparing the fair values of its reporting units with their carrying amounts, including goodwill. If it is determined that the impairment exists, the Company measures the impairment by comparing each reporting unit's implied fair value of goodwill with its corresponding carrying amount and then classifies it as an operating expense.

Impairment of Long-Lived Assets

    The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In 2002, 2001 and 2000, there were no significant impairment losses related to long-lived assets.

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

Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

     SFAS No. 142 changed the method by which companies may recognize intangible assets in purchase business combinations and generally requires that identifiable intangible assets be recognized separately from goodwill. In addition, it stipulates that goodwill and certain intangible assets will no longer be amortized. Accordingly, the amortization of goodwill for previous acquisitions ceased upon the Company's adoption of SFAS No. 142 on January 1, 2002. The amortization of goodwill was $6.0 in 2001 and would have been $6.2 in 2002.

     Under SFAS No. 142, the Company is required to test goodwill for impairment on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accordingly, the Company completed its annual goodwill impairment assessment in 2002, and based on a comparison of the fair values of its reporting units with their carrying amounts, including goodwill, the Company has determined that the goodwill of the reporting units has not been impaired.

     The following table presents a reconciliation of reported net income and earnings per share to adjusted net income and earnings per share had SFAS No. 142 been in effect at January 1, 2000:

                                                                                            2001         2000
                                                                                          --------     ------

    Reported net income.............................................................     $   18.8     $   77.5
    Add back: Amortization of goodwill, net of income taxes.........................          5.4          5.1
                                                                                         ---------    ---------
    Adjusted net income.............................................................     $   24.2     $   82.6
                                                                                         =========    =========

    Reported earnings per share (basic).............................................     $   0.45     $   1.74
    Add back: Amortization of goodwill, net of income taxes.........................         0.13         0.12
                                                                                         ---------    ---------
    Adjusted earnings per share (basic).............................................     $   0.58     $   1.86
                                                                                         =========    =========

    Reported earnings per share (diluted)...........................................     $   0.44     $   1.73
    Add back: Amortization of goodwill, net of income taxes.........................         0.13         0.11
                                                                                         ---------    ---------
    Adjusted earnings per share (diluted)...........................................     $   0.57     $   1.84
                                                                                         =========    =========

    The changes in the carrying amounts of goodwill for the year ended December 31, 2002 are as follows:

                                         Beginning Balance   Goodwill         Foreign Currency     Ending Balance
                                         January 1, 2002 (a) Acquired    Translation Adjustments  December 31, 2002
                                         ------------------  --------    ----------------------- ------------------

    Americas............................      $  104.7        $  6.3            $   --              $  111.0
    EMEA................................          59.8           3.3               4.3                  67.4
    Asia Pacific........................          17.2           0.1                --                  17.3
                                              --------        ------            ------              --------
         Total..........................      $  181.7        $  9.7            $  4.3              $  195.7
                                              ========        ======            ======              ========

---------

(a) Reflects allocation of goodwill pursuant to the Company's adoption of SFAS No. 142.

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

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 provides guidance for the development of one accounting model based on the framework established in SFAS No. 121, and addresses significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of 2002 and determined that it did not have a material impact on its results of operations or financial position.

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

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. It clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. It requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company believes that the recognition requirements of FIN No. 45 will not have a material impact on its results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board ("APB") No. 25 to the fair value method of accounting under SFAS No. 123, "Accounting for Stock Based Compensation," if a company so elects. The Company believes that the adoption of SFAS No. 148 will not have a material impact on its results of operations or financial position.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities and non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN No. 46 became effective upon issuance. The Company believes that FIN No. 46 will not have a material impact on its results of operations or financial position.

Note 3:  Business Acquisition

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

                     Current assets.................      $   22.4
                     Property, plant and equipment..          11.1
                     Other assets...................           3.4
                     Goodwill.......................          31.7
                     Liabilities....................         (17.4)
                                                          --------
                     Net assets.....................      $   51.2
                                                          ========

     The operating results of B&B are included in the accompanying consolidated statements of income beginning May 1, 2000. The following unaudited pro forma results of operations of the Company assumes the acquisition occurred as of January 1, 2000. These pro forma results do not purport to be indicative of the results of operations, which may result in the future.

                          Year ended December 31,             2000
                   --------------------------------------    ------
                    Sales...............................    $  661.6
                                                            ========
                    Net income..........................    $   78.5
                                                            ========
                    Basic earnings per share............    $   1.76
                                                            ========
                    Diluted earnings per share..........    $   1.75
                                                            ========

Note 4:  Divestiture

    On March 9, 2000, the Company sold 92.5% of its International Imaging Materials, Inc. ("IIMAK") subsidiary for $127.5, which included $120.0 in cash and $7.5 of IIMAK preferred stock.

Note 5:  Inventories

    The components of inventories are as follows:

                                At December 31,          2002        2001
                   ----------------------------------- -------     ------
                     Raw materials.................... $  34.7     $  36.6
                     Work-in-process..................     8.1         8.2
                     Finished goods...................    52.4        46.6
                                                       -------     -------
                                                          95.2        91.4
                     Less allowance for obsolescence..   (11.4)      (13.7)
                                                       --------    --------
                                                       $  83.8     $  77.7
                                                       =======     =======

     If all inventories were reported on a FIFO basis, inventories would be approximately $2.1 and $2.0 higher at December 31, 2002 and 2001, respectively.

Note 6:  Property, Plant and Equipment

    A summary of property, plant and equipment is as follows:

                      At December 31,                     2002        2001
         ----------------------------------------      ----------  -------
           Machinery and equipment...............      $   221.8   $   190.6
           Buildings and building improvements...           56.3        52.5
           Land..................................            5.3         4.3
                                                       ---------   ---------
                                                           283.4       247.4
           Accumulated depreciation..............         (128.5)     (102.2)
                                                       ---------   ---------
                                                       $   154.9   $   145.2
                                                       =========   =========


             Estimated useful lives:                     Years
             ---------------------------------------    --------
             Buildings..............................    10 to 50
             Building and leasehold improvements....     2 to 20
             Machinery and equipment................     2 to 15

     Depreciation expense was $29.3 in 2002, $26.8 in 2001 and $26.2 in 2000.

Note 7:  Accounts Payable and Accrued Liabilities

    A summary of accounts payable and accrued liabilities is as follows:

                         At December 31,          2002     2001
                   -------------------------    -------  ------
                   Accounts payable.........    $  44.1  $  36.3
                   Accrued payroll costs....       17.1     17.7
                   Other accrued liabilities       33.3     36.0
                                                -------  -------
                                                $  94.5  $  90.0
                                                =======  =======

Note 8:  Long-Term Debt

    A summary of long-term debt is as follows:

                                 At December 31,                            2002       2001
          ------------------------------------------------------------    --------   --------
          6.74% Senior Notes..........................................    $  150.0   $  150.0
          Economic Development Revenue Bonds due 2011 and 2019........        13.0       13.0
          Revolver....................................................          --        0.6
          Other.......................................................         1.6        2.4
                                                                          --------   --------
                                                                             164.6      166.0
          Less current maturities.....................................         0.1        0.1
                                                                          --------   --------
                                                                          $  164.5   $  165.9
                                                                          ========   ========

     Maturities of long-term debt are as follows:

                    Years ending December 31,
          -------------------------------------------
          2003....................................... $    0.1
          2004.......................................      0.4
          2005.......................................      0.1
          2006.......................................      0.1
          2007.......................................      0.1
          Thereafter.................................    163.8
                                                      --------
                                                      $  164.6


     On August 11, 1998, the Company entered into unsecured ten-year, $150 Senior Note agreements (the "Senior Notes") with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually. The proceeds were used to repay the term loan and a portion of the indebtedness outstanding under the Company's revolving credit facility before it was amended and restated. The Senior Notes contain covenants requiring the Company, among other things, to maintain a minimum net worth. The Company was in compliance with all covenants as of December 31, 2002 and 2001.

     Economic Development Revenue Bond financed facilities have been accounted for as plant and equipment, and the related bonds are recorded as long-term debt. The variable rate bonds for the years ended December 31, 2002 and 2001 had weighted average interest rates of 1.52% and 2.78%, respectively.

    In September 2002, the Company entered into a three-year, $150 revolving credit agreement with a group of five domestic and international banks. The agreement amended and restated the Company's previous revolving credit facility, which would have expired on August 11, 2003. Under the credit agreement, the Company pays a facility fee determined by reference to the debt to EBITDA ratio. The applicable percentage for the facility fee at December 31, 2002 was 0.275%. Borrowings under the credit agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified financial threshholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (4.25% and 4.75% at December 31, 2002 and 2001, respectively), and are guaranteed by certain domestic subsidiaries of the Company.

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

     Under the most restrictive debt covenants as defined in the Company's revolving credit agreement, the Company must maintain at all times an excess of consolidated total assets over total liabilities of not less than the sum of $274 plus 35% of consolidated net income for the period after July 1, 2002 plus 100% of the net cash proceeds received by the Company from the sale or issuance of its capital stock on and after July 1, 2002. The Company's maximum allowable debt to EBITDA ratio, as defined, is 3.0 to 1 and minimum allowable fixed charge coverage ratio, as defined, is 1.5 to 1.

     As of December 31, 2002, the Company was in compliance with the financial covenants of its financing arrangements. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner.

     Average borrowings under the credit facility during 2002 and 2001 were $9.8 and $0.1, at an average interest rate of 2.23% and 2.20%, respectively. The borrowings outstanding under the credit facility at December 31, 2002 and 2001 were $0.0 and $0.6, respectively.

     Interest expense was $11.6 in 2002, $11.5 in 2001 and $12.0 in 2000.

Note 9:  Income Taxes

    The components of the provision for income taxes are as follows:

              At December 31,        2002     2001     2000
           --------------------    -------  -------  ------
           Federal
             Current..........     $  (0.1) $  (3.9) $  11.6
             Deferred.........        (3.3)    (1.2)     1.1
           Foreign
             Current..........        10.9      9.6      9.9
             Deferred.........         1.4     (0.8)     0.3
           State..............         0.4      0.2      0.5
                                   -------  -------  -------
                                   $   9.3  $   3.9  $  23.4
                                   =======  =======  =======

     The deferred tax assets and liabilities are as follows:

                              At December 31,                        2002       2001       2000
            --------------------------------------------------    ---------  ---------  -------
            Deferred tax assets:
            Tax credits and tax loss carryforwards............    $    9.0   $    5.8   $    2.1
            Other accrued liabilities and allowances..........         8.4        3.7        8.1
            Deferred compensation.............................         4.5        3.6        0.3
            Other.............................................         --         --         1.9
                                                                  -------    -------    --------
                 Total gross deferred tax assets..............        21.9       13.1       12.4
            Valuation allowance...............................        (6.4)      (5.8)      (0.4)
                                                                  --------   --------   --------
                 Net deferred tax assets......................        15.5        7.3       12.0
            Deferred tax liabilities:
            Depreciation and other property basis differences.       (10.9)      (9.4)     (11.9)
            Other.............................................        (6.2)      (1.4)      (5.3)
                                                                  --------   --------   --------
                 Net deferred tax liabilities.................    $   (1.6)  $   (3.5)  $   (5.2)
                                                                  ========   ========   ========

     A valuation allowance is established for those deferred tax assets to the extent that the Company believes that recovery is not more than likely. As of December 31, 2002, a valuation allowance of $6.4 exists for certain tax credit and tax loss carryforwards.

     The federal statutory income tax rate reconciles to the effective income tax rate as follows:

                            Years ended December 31,                    2002     2001     2000
              ----------------------------------------------------    -------  -------  ------
              Federal statutory tax rate..........................     35.0%    35.0%    35.0%
              State income tax, net of federal income tax benefit.      0.5      0.7      0.3
              Foreign taxes less than federal rate................    (14.2)   (19.0)    (7.3)
              Book vs. tax basis difference on sale of subsidiary.       --       --     (7.7)
              Tax credits utilized................................       --     (5.0)      --
              Nondeductible goodwill amortization.................       --      6.2      1.4
              Reserves no longer required.........................     (2.4)      --       --
              All other, net......................................     (0.1)    (0.7)     1.5
                                                                      ------   ------   -----
                                                                       18.8%    17.2%    23.2%
                                                                      =====    =====    =====

     During 2000, the Company sold 92.5% of its interest in IIMAK and recorded a tax provision on the sale that reflected a higher tax basis than book basis. During 2001, the Company settled a dispute with IIMAK regarding alternative minimum tax credits carried forward and used by the Company in 1999 and 2000 in the amount of $3.5. The Company paid IIMAK $2.4 and retained $1.1 in final settlement of the dispute. During 2002, the Company reviewed the status of tax reserves and reduced the 2002 provision for income taxes by the amount determined to be in excess of requirements.

     A provision has not been provided on undistributed foreign earnings of $174.5 at December 31, 2002, as those earnings will be permanently reinvested for expansion of the foreign operations. At December 31, 2002, the estimated US tax liability on the undistributed earnings was $36.2. Total foreign-based pre-tax income was approximately $60, $43 and $46 for 2002, 2001, and 2000, respectively.

Note 10:  Segment Information

    The Company develops, manufactures and markets bar code systems, apparel systems, fabric labels, graphic tags, and identification and pricing solutions products to customers primarily in the retail and apparel manufacturing industries. In addition, the sales of the Company's products usually result in the ongoing sale of supplies, replacement parts and services. The Company's printers and labelers are sold worldwide through a direct sales force, through non-exclusive manufacturers' representatives in the US and through international and export distributors and commission agents in Europe, Africa, Central and South America, and the Asia Pacific region.

     The Company's operations have been classified into three geographic segments consisting of North, Central and South America ("Americas"), Europe, the Middle East and Africa ("EMEA"), and the Asia Pacific region ("Asia Pacific"). Each of the three geographic segments develops, manufactures and markets the Company's products and services. The results from the three geographic segments are regularly reviewed by the Company's Chief Executive Officer and Chief Financial Officer to make decisions about resources to be allocated to each geographic segment and assess performance of each segment. Information regarding the operations of the Company in different geographic segments is set forth below. The accounting policies of the geographic segments are the same as those described in Note 2: Summary of Significant Accounting Policies.


   Years ended December 31,              2002      2001       2000
   --------------------------------    --------  --------   ------

   Sales to unaffiliated customers:
   Americas........................    $  332.4  $  322.2   $  365.0
   EMEA............................       176.6     162.8      162.3
   Asia Pacific....................       158.8     125.6      118.1
                                       --------  --------   --------
             Total.................    $  667.8  $  610.6   $  645.4
                                       ========  ========   ========

   Intersegment sales:
   Americas........................    $   64.1  $   49.7   $   53.2
   EMEA............................        41.5      30.6       36.5
   Asia Pacific....................        10.2       6.9        2.3
   Eliminations....................      (115.8)    (87.2)     (92.0)
                                       --------- ---------  ---------
             Total.................    $     --  $     --   $     --
                                       ========  ========   ========

   Operating income:
   Americas........................    $   27.8  $   33.5   $   41.1
   EMEA............................        14.2      10.2       12.2
   Asia Pacific....................        36.4      29.5       28.4
                                       --------  --------   --------
                                           78.4      73.2       81.7
   Corporate expenses..............       (17.6)    (14.0)     (13.7)
   Amortization of intangibles.....        (0.3)     (6.0)      (5.7)
   Post-employment benefit costs...        --        (7.3)      --
   Integration/restructuring and...
     other costs...................        --       (13.3)      (1.9)
                                       --------  ---------  ---------
             Total.................    $   60.5  $   32.6   $   60.4
                                       ========  ========   ========

   Depreciation and amortization:
   Americas........................    $   16.2  $   18.1   $   20.0
   EMEA............................         8.0       9.1        8.0
   Asia Pacific....................         3.9       4.5        3.2
                                       --------  --------   --------
                                           28.1      31.7       31.2
   Corporate.......................         1.5       1.1        0.7
                                       --------  --------   --------
             Total.................    $   29.6  $   32.8   $   31.9
                                       ========  ========   ========

   Capital expenditures:
   Americas........................    $    8.6  $    7.1   $   12.7
   EMEA............................        10.3       9.5        8.6
   Asia Pacific....................         5.3       3.7        8.7
                                       --------  --------   --------
                                           24.2      20.3       30.0
   Corporate.......................         1.3       3.9        2.2
                                       --------  --------   --------
             Total.................    $   25.5  $   24.2   $   32.2
                                       ========  ========   ========





   At December 31,                       2002      2001
   --------------------------------    --------  ------

   Long-lived assets:
   Americas........................    $  193.9  $  172.2
   EMEA............................       115.2     105.4
   Asia Pacific....................        37.2      43.4
                                       --------  --------
                                          346.3     321.0
   Corporate.......................         6.3       5.9
                                       --------  --------
             Total.................    $  352.6  $  326.9
                                       ========  ========

   Total assets:
   Americas........................    $  292.1  $  226.4
   EMEA............................       207.6     191.4
   Asia Pacific....................        91.1      87.4
                                       --------  --------
                                          590.8     505.2
   Corporate.......................        48.8      78.6
                                       --------  --------
             Total.................    $  639.6  $  583.8
                                       ========  ========

    No one customer accounted for more than 10% of the Company's revenues or accounts receivable in 2002, 2001 or 2000.

Note 11:  Supplemental Cash Flow Information

    Cash paid for interest and income taxes is as follows:

             Years ended December 31,        2002    2001    2000
         -------------------------------    ------  ------ ------
           Interest....................     $ 11.0  $  9.8 $  9.3
           Income taxes................     $ 11.7  $ 15.7 $  7.7

Note 12:  Shareholders' Equity

    The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan.

     The 1990 Employee Stock Option Plan (the "1990 Plan"), the 1997 Incentive Stock Option Plan (the "1997 Plan") and the 2000 Long-Term Performance and Incentive Plan (the "2000 Plan") provide for grants of incentive stock options, non-qualified stock options and stock appreciation rights, which may be granted in tandem with non-qualified stock options. The 2000 Plan also permits awards of restricted stock and bonus stock and other similar stock-based compensation arrangements. In addition, the shares previously authorized and available for issuance under the 1997 Plan became available for issuance under the 2000 Plan upon approval of the 2000 Plan by the Company's shareholders in May 2000. The option price per share of incentive stock options cannot be less than 100% of the market value at the date of grant. The option price per share of non-qualified stock options and stock appreciation rights is determined by the Board of Directors at its sole discretion.

     As of December 31, 2002, 3,838,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees and directors under the 1997 Plan and the 2000 Plan, and 508,000 shares of common stock were reserved for future grants under the 2000 Plan. In addition, under the 1990 Plan, 686,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees and directors.

     Generally, options vest over four years and are exercisable for ten years.

     A summary of outstanding stock options is as follows:

                                                  Number       Weighted Average
                                                 of Shares      Exercise Price
                                              (in millions)
      2000
        Outstanding at beginning of year..          3.6            $  11.22
        Granted...........................          0.9            $   8.92
        Exercised.........................         (0.2)           $   5.21
        Canceled/forfeited................         (0.4)           $  12.94
                                                   ----
        Outstanding at end of year........          3.9            $  10.81
      2001
        Granted...........................          0.9            $  10.74
        Exercised.........................         (0.4)           $   8.10
        Canceled/forfeited................         (0.1)           $  10.34
                                                   ----
        Outstanding at end of year........          4.3            $  11.04
      2002
        Granted...........................          1.1            $  16.04
        Exercised.........................         (0.7)           $  10.85
        Canceled/forfeited................         (0.2)           $  12.19
                                                   ----
        Outstanding at end of year........          4.5            $  12.19
                                                   ====

     The weighted average fair value per option granted in 2002, 2001 and 2000 was $7.38, $5.03 and $4.53, respectively.

     The following table summarizes information about stock options outstanding as of December 31, 2002:

                                                                                       Weighted Average
                                                                 Weighted Average         Remaining
        Range of Exercise Prices        Options Outstanding       Exercise Price      Contractual Life
        ------------------------        -------------------       ---------------     -----------------
                                              (in millions)
           Options outstanding
           $  1.00 - $  6.00                     0.1                 $   4.74                2.4

           $  6.01 - $ 10.75                     2.0                 $   9.37                6.6

           $ 10.76 - $ 17.92                     2.4                 $  15.03                6.4
                                                 ---

                                                 4.5                 $  12.19                6.3
                                                 ===
           Options exercisable
           $  1.00 - $  6.00                     0.1                 $   5.33

           $  6.01 - $ 10.75                     1.1                 $   8.99

           $ 10.76 - $ 17.92                     1.3                 $  14.61
                                                 ---

                                                 2.5                 $  11.69
                                                 ===

    SFAS No. 123 provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under APB No. 25. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The compensation expense under SFAS No. 123 for the stock-based compensation plans would have been $4.0, $2.3 and $2.0 in 2002, 2001 and 2000, respectively. The following table presents pro forma net income and earnings per share had the Company elected to adopt SFAS No. 123:

             Years ended December 31,         2002     2001     2000
         -------------------------------    -------  -------  ------
         Net income:
           As reported.................     $  40.3  $  18.8  $  77.5
           Pro forma...................     $  36.3  $  16.5  $  75.5
         Basic earnings per share:
           As reported.................     $  1.02  $  0.45  $  1.74
           Pro forma...................     $  0.92  $  0.40  $  1.70
         Diluted earnings per share:
           As reported.................     $  1.00  $  0.44  $  1.73
           Pro forma...................     $  0.90  $  0.39  $  1.69

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

     The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:

                                               2002     2001     2000
                                             -------  -------  ------
           Risk-free interest rate.......      3.0%     4.4%     5.5%
           Expected years until exercise.      6.0      6.0      7.0
           Expected stock volatility.....     41.5%    41.6%    37.7%
           Dividend yield................      0.0%     0.0%     0.0%

Employee Stock Purchase Plan

    The Company maintains an employee stock purchase plan, which allows employees to purchase a certain amount of stock at a discount of 20% to the market price. The Company may sell up to 1,819,000 shares under this plan and, as of December 31, 2002, 712,000 shares were available for future purchases. The total number of shares and the average fair value of shares issued under this plan in 2002, 2001 and 2000 were 101,000 and $15.66 in 2002, 123,000 and $12.06 in 2001, and 151,000 and $9.94 in 2000, respectively. The Company recognized total compensation expense for stock-based compensation of $0.3 for 2002, 2001 and 2000, respectively.

Warrants

    The warrants outstanding are as follows:

                           At December 31,                               2002          2001
          -----------------------------------------------------      -----------   ----------
          Warrants outstanding and exercisable at $14.00.......            --       1,250,000
          Warrants outstanding and exercisable at $17.50.......            --         250,000
                                                                     -----------   ----------
               Total...........................................            --       1,500,000
                                                                     ===========    =========

    In February 2002, 1,250,000 warrants were exercised. In a cashless transaction, the Company issued 162,000 of its common shares in exchange for the excess value of the warrants. During 2002, 250,000 warrants exercisable at $17.50 expired.

Stock Repurchase Plan

    The Company has a stock repurchase plan with an authorization to use up to $150 in total for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market, by block purchases, or in privately-negotiated transactions. The Company repurchased 285,000 shares for an aggregate price of $3.8, or $13.38 per share, in 2002, 3,238,000 shares for an aggregate price of $33.1, or $10.22 per share, in 2001 and 5,035,000 shares for an aggregate price of $51.0, or $10.14 per share, in 2000. Since the inception of the stock repurchase program, the Company repurchased 11,824,000 of its shares for an aggregate price of $116.9, or $9.89 per share. The Company immediately retired the repurchased shares. As of December 31, 2002, the Company had $33.1 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions.


Note 13:  Earnings per Common Share

    The reconciliation of basic and diluted weighted average common shares outstanding is as follows:

                         Years ended December 31,                   2002   2001    2000
          -----------------------------------------------------    --------------------
                                                                      (in millions)
          Weighted average common shares (basic)...............     39.4   41.8    44.5
          Options and warrants.................................      0.9    0.6     0.3
                                                                    ----   ----    ----
          Adjusted weighted average common shares (diluted)....     40.3   42.4    44.8
                                                                    ====   ====    ====

     Options and warrants to purchase 847,000, 2,949,000, and 3,286,000 shares of common stock outstanding at December 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per common share because the effect of their inclusion would be antidilutive.

Note 14:  Employee Savings Plans

    The Company maintains a voluntary employee savings plan adopted pursuant to
Section 401(k) of the Internal Revenue Code. The Company's contribution under the plan was $2.9, $2.4, and $2.6 in 2002, 2001 and 2000, respectively.

Note 15:  Post-Employment Benefit Costs

    During 2001, certain key executives of the Company signed employment agreements with the Company under which the Company is obligated to provide post-employment benefits as specified in the agreements. In connection with these agreements, the Company recorded $1.5 and $7.3 of post-employment benefit costs in 2002 and 2001, respectively. In 2001, the post-employment benefits costs pertained to the one-time, prior period service costs, which were incurred as a result of the employment agreements. The post-employment benefit costs were included in selling, general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2002 and 2001.

Note 16:  Commitments and Contingent Liabilities

    Total rental expense for all operating leases amounted to $8.1 in 2002, $6.9 in 2001 and $6.2 in 2000.

     Minimum rental commitments for all non-cancelable operating leases are as follows:

                           Years ending December 31,
         ------------------------------------------------------------
         2003........................................................    $    7.2
         2004........................................................         5.5
         2005........................................................         4.1
         2006........................................................         3.0
         2007........................................................         2.6
         Thereafter..................................................        11.6
                                                                         --------
                                                                         $   34.0
                                                                         ========

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

Note 17:  Integration/Restructuring and Other Costs

    During 2000, the Company recorded $1.9 (pre-tax) of integration/restructuring and other costs. Of this amount, $0.9 pertained to the integration of certain facilities and severance for six selling and administrative personnel and 42 manufacturing positions in EMEA. The remaining $1.0 pertained to severance for nine selling and administrative personnel and 30 manufacturing positions and other costs associated with the discontinuance of a supplies manufacturing operation in Canada. Of this amount, $0.7 of severance was unpaid at December 31, 2000.

                            Beginning Balance                                Ending Balance
                             January 1, 2000     Expenses    Payments       December 31, 2000
                          --------------------  ----------  ----------   --------------------
         Severance....            $  --           $  1.7       $ 1.0             $ 0.7
         Other costs..               --              0.2         0.2                --
                                  -----           ------       -----             -----
                                  $  --           $  1.9       $ 1.2             $ 0.7
                                  =====           ======       =====             =====


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

                             Beginning Balance                                Ending Balance
                              January 1, 2001     Expenses    Payments       December 31, 2001
                           --------------------  ----------  ----------   --------------------
          Severance....            $ 0.7           $  6.9       $ 4.3             $ 3.3
          Other costs..               --              5.0         5.0                --
                                   -----           ------       -----             -----
                                   $ 0.7           $ 11.9       $ 9.3             $ 3.3
                                   =====           ======       =====             =====

    Of the total unpaid severance of $3.3 at December 31, 2001, the Company paid $3.1 during 2002. The remaining $0.2 balance at December 31, 2002 is expected to be paid during 2003.

Note 18:  Related Party Transactions

    During 2001, the Company entered into a stock repurchase agreement with an officer (the "shareholder"), who is also a director and principal shareholder of the Company, under which the Company may be required to purchase from the shareholder up to a certain number of its shares each year. The maximum number of shares that the Company may be required to purchase in any year is determined on the basis of a formula specified in the agreement. The purchase price of the shares is determined by reference to the closing market price of the Company's common stock for the seven trading days immediately preceding the date of sale. The agreement terminates in July 2013. The Company repurchased from the shareholder 399,000 of its shares for $6.4, or $15.96 per share in 2002 and 400,000 of its shares for $5.4, or $13.40 per share in 2001. The Company immediately retired the shares it purchased from the shareholder. The Company's obligations under the stock repurchase agreement are in addition to its authorization under the stock repurchase plan.

    The Company leased a manufacturing facility in Sayre, Pennsylvania, owned beneficially by its principal shareholders, at an annual rental of $0.1 through 2002.

Note 19:  Condensed Quarterly Financial Data (Unaudited)

                                                    First Quarter    Second Quarter     Third Quarter    Fourth Quarter
         2002                                       -------------    --------------     -------------    --------------
         Sales................................        $  152.7          $  173.1          $  170.1          $  171.9
         Operating income.....................            12.6              19.9              15.4              12.6
         Net income...........................             7.5              13.1              10.2               9.5
         Basic earnings per share.............            0.19              0.33              0.26              0.24
         Diluted earnings per share...........            0.19              0.32              0.25              0.24
         2001
         Sales................................        $  155.3          $  157.1          $  138.8          $  159.4
         Operating income (a)(b)..............            12.4              11.7               7.2               1.3
         Net income (a)(b)....................             7.2               6.8               3.9               0.9
         Basic earnings per share (a)(b)......            0.17              0.16              0.09              0.02
         Diluted earnings per share (a)(b)....            0.17              0.16              0.09              0.02

----------

(a) Fourth quarter 2001 includes $7.3 ($4.7 after taxes) of post-employment benefit costs.
(b) Second, third and fourth quarter 2001 include $6.6 ($4.3 after taxes), $2.0 ($1.3 after taxes) and $4.7 ($3.1 after taxes), respectively, of integration/restructuring and other costs.

                       PAXAR CORPORATION AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2002, 2001 and 2000
                                  (in millions)

                                                               Additions
                                                                Charged
                                                Balance at     to Costs
                                               Beginning of       and                                   Balance at
                     Description                   Year        Expenses    Other (1)  Deductions (2)    End of Year
         ---------------------------------    --------------  ----------  -----------------------------------------
         Year ended December 31, 2002
           Allowance for doubtful
              accounts....................        $  9.3         $ 3.7      $  --         $ 2.8           $ 10.2
         Year ended December 31, 2001
           Allowance for doubtful
              accounts....................        $  9.6         $ 2.8      $  0.5        $ 3.6           $  9.3
         Year ended December 31, 2000
           Allowance for doubtful
              accounts....................        $  8.3         $ 4.1      $ (0.2)       $ 2.6           $  9.6

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


                                Paxar Corporation

                                By: /s/ JACK R. PLAXE
                                ---------------------
                                Jack R. Plaxe
                                Senior Vice President and
                                Chief Financial Officer


Dated: March 21, 2003

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
  Dated: March 21, 2003                      Dated: March 21, 2003

  By: /s/ PAUL J. GRISWOLD                   By: /s/ THOMAS R. LOEMKER
  ------------------------                   -------------------------
  Paul J. Griswold                           Thomas R. Loemker
  President and Chief Executive Officer      Director
  (Principal Executive Officer)              Dated: March 21, 2003
  Director
  Dated: March 21, 2003                      By: /s/ JAMES C. MCGRODDY
                                             -------------------------
                                             James C. McGroddy
  By: /s/ JACK BECKER                        Director
  -------------------                        Dated: March 21, 2003
  Jack Becker
  Director
  Dated: March 21, 2003                      By: /s/ DAVID E. MCKINNEY
                                             -------------------------
                                             David E. McKinney
  By: /s/ LEO BENATAR                        Director
  -------------------                        Dated: March 21, 2003
  Leo Benatar
  Director
  Dated: March 21, 2003                      By: /s/ JAMES R. PAINTER
                                             ------------------------
                                             James R. Painter
  By: /s/ JOYCE F. BROWN                     Director
  ----------------------                     Dated: March 21, 2003
  Joyce F. Brown
  Director
  Dated: March 21, 2003                      By: /s/ JACK R. PLAXE
                                             ---------------------
                                             Jack R. Plaxe
                                             Senior Vice President and
  -----------------------                    Chief Financial Officer
  Victor Hershaft                            Dated: March 21, 2003
  Director
  Dated: March 21, 2003
                                             By: /s/ LARRY M. SEGALL
                                             -----------------------
                                             Larry M. Segall
                                             Vice President and Controller
                                             (Chief Accounting Officer)
                                             Dated: March 21, 2003

                       PAXAR CORPORATION AND SUBSIDIARIES

                                  CERTIFICATION


I, Paul J. Griswold, certify that:

1. I have reviewed this annual report on Form 10-K of Paxar Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Paul J. Griswold
----------------------------------------------
President and Chief Executive Officer

March 21, 2003
----------------------------------------------
Date

                       PAXAR CORPORATION AND SUBSIDIARIES

                                  CERTIFICATION


I, Jack R. Plaxe, certify that:

1. I have reviewed this annual report on Form 10-K of Paxar Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Jack R. Plaxe
-----------------------------------
Senior Vice President and
Chief Financial Officer

March 21, 2003
-----------------------------------
Date