Form 10-Q
period 2003-03-31
PAXAR CORP
filed 2003-05-14
CIK 75681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003
                                    --------------
                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________


                         Commission File Number: 0-5610

                                Paxar Corporation
             (Exact name of registrant as specified in its charter)

              New York                                 13-5670050
              --------                                 ----------
   (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                105 Corporate Park Drive, White Plains, NY 10604
                    (Address of principal executive offices)

                                  914-697-6800
              (Registrant's telephone number, including area code)

                 (Former name, former address and former fiscal
                      year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.10 par value: 38,957,062 shares outstanding as of May 8, 2003

                          PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

     The consolidated financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     In the opinion of the Company, all adjustments, consisting only of normal recurring accruals and adjustments necessary to present fairly the financial information contained herein, have been included.


                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               2003          2002
                                                                              -------     --------
                  Sales..................................................    $  163.0     $  152.7
                  Cost of sales..........................................       102.0         93.5
                                                                             --------     --------
                       Gross profit......................................        61.0         59.2
                  Selling, general and administrative expenses...........        53.2         46.6
                  Restructuring and other charges........................         3.1         --
                                                                             --------     --------
                       Operating income..................................         4.7         12.6
                  Interest expense, net..................................         2.9          2.5
                                                                             --------     --------
                       Income before taxes...............................         1.8         10.1
                  Taxes on income........................................         0.4          2.6
                                                                             --------     --------
                       Net income........................................    $    1.4     $    7.5
                                                                             ========     ========

                  Basic earnings per share...............................    $   0.04     $   0.19
                                                                             ========     ========

                  Diluted earnings per share.............................    $   0.03     $   0.19
                                                                             ========     ========

                  Weighted average shares outstanding:
                    Basic................................................        39.1         39.2
                    Diluted..............................................        39.7         40.2

   The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)

                                                                                March 31,       December 31,
                                                                                  2003             2002
                                                                                ---------      ------------
                                                                               (unaudited)
       ASSETS
       Current assets:
       Cash and cash equivalents..........................................       $   59.8         $   49.6
       Accounts receivable, net of allowances of $10.0 and $10.2 at
          March 31, 2003 and December 31, 2002, respectively..............          106.1            106.8
       Inventories, net...................................................           88.5             83.8
       Deferred income taxes..............................................           10.4             10.5
       Other current assets...............................................           16.6             14.3
                                                                                 --------         --------
                 Total current assets.....................................          281.4            265.0
                                                                                 --------         --------

       Property, plant and equipment, net.................................          155.6            154.9
       Goodwill and other intangibles, net................................          198.6            197.7
       Other assets.......................................................           21.9             22.0
                                                                                 --------         --------

       Total assets.......................................................       $  657.5         $  639.6
                                                                                 ========         ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
       Due to banks.......................................................       $    5.4         $    2.1
       Current maturities of long-term debt...............................            0.1              0.1
       Accounts payable and accrued liabilities...........................           90.9             94.5
       Accrued taxes on income............................................           12.8             13.9
                                                                                 --------         --------
                 Total current liabilities................................          109.2            110.6
                                                                                 --------         --------

       Long-term debt.....................................................          179.8            164.5
       Deferred income taxes..............................................           12.4             12.1
       Other liabilities..................................................           15.0             14.8

       Commitments and contingent liabilities

       Shareholders' equity:
       Preferred stock, $0.01 par value, 5,000,000 shares authorized,
          none issued and outstanding.....................................            --               --
       Common stock, $0.10 par value, 200,000,000 shares authorized,
          38,854,865 and 39,230,384 shares issued and outstanding at
          March 31, 2003 and December 31, 2002, respectively..............            3.9              3.9
       Paid-in capital....................................................            7.1             11.2
       Retained earnings..................................................          332.3            330.9
       Accumulated other comprehensive loss...............................           (2.2)            (8.4)
                                                                                 --------         --------
                 Total shareholders' equity...............................          341.1            337.6
                                                                                 --------         --------

       Total liabilities and shareholders' equity.........................       $  657.5         $  639.6
                                                                                 ========         ========


    The accompanying notes are an integral part of the financial statements.


                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               2003            2002
                                                                             --------         ------
          OPERATING ACTIVITIES
           Net income....................................................    $    1.4      $    7.5
           Adjustments to reconcile net income to net cash provided
              by operating activities:
              Depreciation and amortization..............................         6.7           6.4
              Deferred income taxes......................................         0.4            --
              Write-off of property and equipment........................         0.3           0.2
              Post-employment benefit costs..............................         0.3            --
           Changes in assets and liabilities, net of businesses acquired:
              Accounts receivable........................................         0.7          (1.4)
              Inventories................................................        (4.7)         (1.5)
              Other current assets.......................................        (2.3)         (2.8)
              Accounts payable and accrued liabilities...................        (3.8)         (5.9)
              Accrued taxes on income....................................        (1.1)          2.9
              Other, net.................................................         4.6          (2.1)
                                                                             --------      --------

              Net cash provided by operating activities..................         2.5           3.3
                                                                             --------      --------

          INVESTING ACTIVITIES
           Purchases of property, plant and equipment....................        (7.3)         (3.5)
           Acquisition, net of cash acquired.............................          --         (18.0)
           Other, net....................................................          --           2.6
                                                                             --------      --------

              Net cash used in investing activities......................        (7.3)        (18.9)
                                                                             --------      --------

          FINANCING ACTIVITIES
           Net increase in short-term debt...............................         3.3           0.9
           Additions to long-term debt...................................        46.2          27.5
           Reductions in long-term debt..................................       (30.9)        (18.1)
           Purchase of common stock......................................        (5.1)           --
           Proceeds from common stock issued under employee
             stock option and stock purchase plans.......................         1.0           5.4
                                                                             --------      --------

              Net cash provided by financing activities..................        14.5          15.7
                                                                             --------      --------

          Effect of exchange rate changes on cash flows..................         0.5           0.4
                                                                             --------      --------

              Increase in cash and cash equivalents......................        10.2           0.5

          Cash and cash equivalents at beginning of year.................        49.6          35.1
                                                                             --------      --------

              Cash and cash equivalents at end of period.................    $   59.8      $   35.6
                                                                             ========      ========

    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except headcount and per share data)

NOTE 1:  GENERAL

     The accounting policies followed during interim periods are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2:  STOCK-BASED COMPENSATION EFFECT ON NET INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board ("APB") No. 25. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The compensation expense under SFAS No. 123 for the stock-based compensation plans would have been $3.7 and $3.2 for the three months ended March 31, 2003 and 2002, respectively. The following table presents pro forma net income (loss) and earnings (loss) per share had the Company elected to adopt SFAS No. 123:


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  2003          2002
                                                                                --------      -------
       Net income (loss):
            As reported.....................................................     $   1.4        $  7.5
            Pro forma.......................................................     $  (2.3)       $  4.3

       Basic earnings (loss) per share:
            As reported.....................................................     $  0.04        $ 0.19
            Pro forma.......................................................     $ (0.06)       $ 0.11


       Diluted earnings (loss) per share:
            As reported.....................................................     $  0.03        $ 0.19
            Pro forma.......................................................     $ (0.06)       $ 0.11


NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. It clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. It requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company determined that the recognition requirements of FIN No. 45 did not have a material impact on its results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to the fair value method of accounting under SFAS No. 123, if a company so elects. The Company believes that the adoption of SFAS No. 148 will not have a material impact on its results of operations or financial position.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities and non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN No. 46 became effective upon issuance. The Company determined that FIN No. 46 did not have a material impact on its results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other exiting pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on its results of operations or financial position.

NOTE 4:  FINANCIAL INSTRUMENTS

     The Company adopted the provisions of SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on January 1, 2001. These statements outline the accounting treatment for all derivative activities and require that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and the resulting type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified to earnings in the period in which earnings are affected by the hedged item. The cumulative effect on net income and other comprehensive income of adopting these standards was not material to net income and other comprehensive income for the three months ended March 31, 2003 and shareholders' equity at January 1, 2003.

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

     The fair value of outstanding forward foreign exchange contracts at January 1, 2003 and March 31, 2003 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three months ended March 31, 2003 were not material.

     All financial instruments of the Company with the exception of hedge instruments are carried at cost, which approximates fair value.

NOTE 5:  INVENTORIES, NET

     Inventories are stated at lower of cost or market. The value of net inventories determined using the last-in, first-out method was $15.3 and $12.9 as of March 31, 2003 and December 31, 2002, respectively. The value of all other net inventories determined using the first-in, first-out method was $73.2 and $70.9 as of March 31, 2003 and December 31, 2002, respectively.

    The components of net inventories are as follows:
                                                                                March 31,     December 31,
                                                                                  2003           2002
                                                                             -------------    -----------
       Raw materials......................................................      $   36.0         $   34.7
       Work-in-process....................................................           8.9              8.1
       Finished goods.....................................................          55.9             52.4
                                                                             -----------      -----------
                                                                                   100.8             95.2
       Less allowance for obsolescence....................................         (12.3)           (11.4)
                                                                             -----------      -----------

                                                                                $   88.5         $   83.8
                                                                             ===========      ===========

NOTE 6:  GOODWILL AND OTHER INTANGIBLES, NET

     On June 29, 2001, the FASB issued two new statements, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

     The changes in the carrying amounts of goodwill for the three months ended March 31, 2003, are as follows:

                                                           Foreign Currency
                                    Beginning Balance        Translation        Ending Balance
                                     January 1, 2003         Adjustments        March 31, 2003
                                   -------------------   -----------------    ----------------
    Americas.......................     $ 111.0                 $  --                $ 111.0
    EMEA...........................        67.4                    1.0                  68.4
    Asia Pacific...................        17.3                    --                   17.3
                                        -------                 ------               -------
         Total.....................     $ 195.7                 $  1.0               $ 196.7
                                        =======                 ======               =======

     Net other intangibles as of March 31, 2003, and December 31, 2002, consisted of a noncompete agreement of $1.3 and $1.4, respectively, and post-employment benefit obligation adjustments of $0.6 and $0.6, respectively.



NOTE 7:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    A summary of accounts payable and accrued liabilities is as follows:
                                                                                March 31,    December 31,
                                                                                  2003           2002
                                                                             -------------   ------------
       Accounts payable.....................................................    $   37.6         $   44.1
       Accrued payroll costs................................................        15.5             17.1
       Other accrued liabilities............................................        37.8             33.3
                                                                             -----------      -----------

                                                                                $   90.9         $   94.5
                                                                             ===========      ===========


NOTE 8:  LONG-TERM DEBT

    A summary of long-term debt is as follows:
                                                                                March 31,     December 31,
                                                                                  2003            2002
                                                                             -------------    ------------
       6.74% Senior Notes.................................................      $  150.0         $  150.0
       Economic Development Revenue Bonds due 2011 and 2019...............          13.0             13.0
       Revolver...........................................................          16.7             --
       Other..............................................................           0.2              1.6
                                                                             -----------      -----------

                                                                                   179.9            164.6
       Less current maturities............................................           0.1              0.1
                                                                             -----------      -----------

                                                                                $  179.8         $  164.5
                                                                             ===========      ===========


NOTE 9:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is as follows:
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  2003          2002
                                                                                --------      --------
        Interest...........................................................     $    5.4      $    5.3
                                                                                ========      ========

        Income taxes.......................................................     $    0.8      $    0.6
                                                                                ========      ========

NOTE 10: COMPREHENSIVE INCOME

     Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                   2003          2002
                                                                                --------      -------
       Net income...........................................................    $    1.4      $    7.5

       Foreign currency translation adjustments.............................         6.2          (2.1)
                                                                                --------      --------

       Comprehensive income.................................................    $    7.6      $    5.4
                                                                                ========      ========

NOTE 11: EARNINGS PER SHARE

     The reconciliation of basic and diluted weighted average common shares outstanding is as follows:

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                   2003         2002
                                                                                --------      -------
       Weighted average common shares (basic)...............................        39.1          39.2

       Options and warrants.................................................         0.6           1.0
                                                                                --------      --------

       Adjusted weighted average common shares (diluted)....................        39.7          40.2
                                                                                =========     ========

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

     The Company's operations have been classified into three geographic segments consisting of North, Central and South America ("Americas"), Europe, the Middle East and Africa ("EMEA"), and the Asia Pacific region ("Asia Pacific"). Each of the three geographic segments develops, manufactures and markets the Company's products and services. The results from the three geographic segments are regularly reviewed by the Company's Chief Executive Officer and Chief Financial Officer to make decisions about resources to be allocated to each geographic segment and assess performance of each segment. Information regarding the operations of the Company in different geographic segments is as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2003        2002
                                                                   ------      ------
                                   Sales to unaffiliated
                                   customers:
                                   Americas....................   $   77.6    $   80.5
                                   EMEA........................       46.6        40.2
                                   Asia Pacific................       38.8        32.0
                                                                  --------    --------
                                             Total.............   $  163.0    $  152.7
                                                                  ========    ========

                                   Intersegment sales:
                                   Americas....................   $   15.1    $   15.3
                                   EMEA........................        8.9        10.4
                                   Asia Pacific................        2.7         2.1
                                   Eliminations................      (26.7)      (27.8)
                                                                  --------    --------
                                             Total.............   $    --     $   --
                                                                  ========    ========

                                   Operating income:
                                   Americas (a)................   $    0.6    $    6.1
                                   EMEA........................        1.0         3.6
                                   Asia Pacific................        8.0         6.6
                                                                  --------    --------
                                                                       9.6        16.3
                                   Corporate expenses (a)......       (4.8)       (3.7)
                                   Amortization of intangibles.       (0.1)         --
                                                                  --------    --------
                                             Total.............   $    4.7    $   12.6
                                                                  ========    ========


                                   (a)  For the three months ended March 31,
                                        2003, Americas and Corporate expenses
                                        included $2.9 and $0.2, respectively, of restructuring and other charges.

                                   Depreciation and
                                   amortization:
                                   Americas....................   $    3.3    $    3.6
                                   EMEA........................        2.1         1.8
                                   Asia Pacific................        1.0         0.8
                                                                  --------    --------
                                                                       6.4         6.2
                                   Corporate...................        0.3         0.2
                                                                  --------    --------
                                             Total.............   $    6.7    $    6.4
                                                                  ========    ========


                                                                   Three Months Ended
                                                                        March 31,
                                                                     2003        2002
                                                                     ----        ----
                                   Capital expenditures:
                                   Americas....................   $    3.1    $    1.3
                                   EMEA........................        2.5         1.5
                                   Asia Pacific................        1.6         0.6
                                                                  --------    --------
                                                                       7.2         3.4
                                   Corporate...................        0.1         0.1
                                                                  --------    --------
                                             Total.............   $    7.3    $    3.5
                                                                  ========    ========


                                                                    March 31,  Dec. 31,
                                                                     2003        2002
                                                                    ------       ------
                                   Long-lived assets:
                                   Americas....................   $  195.3    $  193.9
                                   EMEA........................      114.7       115.2
                                   Asia Pacific................       38.1        37.2
                                                                  --------    --------
                                                                     348.1       346.3
                                   Corporate...................        6.1         6.3
                                                                  --------    --------
                                             Total.............   $  354.2    $  352.6
                                                                  ========    ========

                                   Total assets:
                                   Americas....................   $  293.0    $  292.1
                                   EMEA........................      219.6       207.6
                                   Asia Pacific................       92.8        91.1
                                                                  --------    --------
                                                                     605.4       590.8
                                   Corporate...................       52.1        48.8
                                                                  --------    --------
                                             Total.............   $  657.5    $  639.6
                                                                  ========    ========

NOTE 13: RESTRUCTURING AND OTHER CHARGES

     As of January 1, 2003, the Company had total unpaid severance of $0.2 recorded in connection with the Company's strategic initiatives implemented during 2001.

     During the first quarter of 2003, the Company implemented specific initiatives to reduce the cost of the Company's infrastructure and improve operating efficiency. As a result, the Company recorded a pre-tax charge of $3.1 primarily pertaining to: (1) consolidation of certain manufacturing facilities as the Company closed one manufacturing location in the US and (2) headcount reductions, which resulted in severance for 90 factory positions and 30 managerial and administrative positions in North America and China.

     The following table presents the changes in severance accrual for the three months ended March 31, 2003:

                                             Beginning Balance                               Ending Balance
                                               January 1, 2003     Expenses      Payments    March 31, 2003
                                            -------------------  -----------    ---------    --------------
       Severance..........................        $  0.2           $  2.7         $ (1.0)     $  1.9



NOTE 14: SUBSEQUENT EVENT

     On May 13, 2003, the Company announced that effective immediately, its Chief Executive Officer, who is also a director and President of the Company, has resigned. The Company is currently negotiating the final severance package and expects resolution during the second quarter of 2003.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2003

     All amounts in the following discussion are stated in millions, except headcount, share and per share data.

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

Sales Returns and Allowances and Allowance for Doubtful Accounts

     Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of the Company's revenue for any period if management had made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt, customer concentrations, customer creditworthiness and current trends when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balances were $106.1, net of allowances of $10.0, at March 31, 2003, and $106.8, net of allowances of $10.2, at December 31, 2002.

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

     If management determines that the carrying value of long-lived assets and intangibles and related goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, management assesses the existence of an impairment by comparing the carrying value of the underlying assets with the estimated undiscounted future operating cash flows. If such impairment is found to exist, management measures it based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. Long-lived assets, net intangible assets and goodwill amounted to $354.2 as of March 31, 2003 and $352.6 as of December 31, 2002.

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

RESULTS OF OPERATIONS

Overview

     In order to better serve a customer base consisting of retailers and apparel manufacturers, the Company during the second half of 2001 completed a strategic realignment of its core businesses into three geographic segments consisting of North, Central and South America ("Americas"), Europe, the Middle East and Africa ("EMEA"), and the Asia Pacific region ("Asia Pacific"). Structurally, the Company is now aligned in a geographic orientation across all product lines representing a significant change from the former single product, single region view. Management initiated this effort in direct response to a number of major forces impacting the Company's customer base including: (1) globalization, as manufacturers continue to move production outside the US and Western Europe and require greater product consistency and systems coordination;
(2) global retail consolidation and the strengthening of private label retail brands; and (3) complexity fueled by a lengthening supply chain and the need to increase the speed to market. The Company believes that managing the business in a consistent manner across three geographic regions and presenting a single face globally make it easier for customers to conduct business with the Company.

     The Company's results of operations for the three months ended March 31, 2003 and 2002, respectively, in dollars and as a percent of sales are presented below:

                                                                          Three Months Ended
                                                             ---------------------------------------------
                                                               March 31, 2003           March 31, 2002
                                                             --------------------     --------------------
       Sales.............................................     $  163.0    100.0%       $  152.7    100.0%
       Cost of sales.....................................        102.0     62.6            93.5     61.2
                                                              --------  -------        --------  -------
           Gross profit..................................         61.0     37.4            59.2     38.8
       Selling, general and administrative expenses......         53.2     32.6            46.6     30.5
       Restructuring and other charges...................          3.1      1.9             --       --
                                                              --------  -------         -------   ------
           Operating income..............................          4.7      2.9            12.6      8.3
       Interest expense, net.............................          2.9      1.8             2.5      1.7
                                                              --------  -------        --------  -------
           Income before taxes...........................          1.8      1.1            10.1      6.6
       Taxes on income...................................          0.4      0.2             2.6      1.7
                                                              --------  -------        --------  -------
           Net income....................................     $    1.4      0.9%       $    7.5      4.9%
                                                              ========  =======        ========  =======

     As the Company entered 2003, management was cautious about worldwide economic conditions and did not expect significant improvement in retail and apparel markets. Despite the difficult environment, the Company's sales increased $10.3, or 6.7%, to $163.0 for the three months ended March 31, 2003 from $152.7 for the three months ended March 31, 2002. The sales increase is attributable to increased customer demand for the existing range of the Company's products ("organic sales growth") of $1.7, favorable impact of changes in foreign exchange rates of $6.8, and acquisitions made during 2002 of $1.8. Management believes that the Company was able to increase sales over the prior year period through its continued focus on providing its customers with value-added products and solutions, outstanding service, consistent quality and on-time deliveries. In addition, management believes that the Company's investments in new product development, upgraded manufacturing equipment, new technology and sales and marketing initiatives have positioned the Company to compete successfully. Nonetheless, there can be no assurance as to the extent or duration of the current sluggish economic environment or as to its future impact on the Company. Operating income was $4.7 or 2.9% of sales for the three months ended March 31, 2003 compared with $12.6 or 8.3% of sales for the three months ended March 31, 2002. The operating results for the three months ended March 31, 2003 included restructuring and other charges of $3.1 recorded in connection with the consolidation of operations and headcount reductions (see Note 13 of the Notes to Consolidated Financial Statements).

     Management believes that acquisitions will continue to be a fundamental element of the Company's growth. In July 2002, the Company acquired 100% of the equity of NTP Gandrudbakken AS, a manufacturer of heat transfer labels located in Norway. In addition, in February 2002, the Company acquired the business and manufacturing assets of Disenos de Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers. During the first quarter of 2003, the Company continued to integrate and assimilate the operations of its prior acquisitions.

Sales

     The following table presents sales by geographic operating segment:

                                                                          Three Months Ended
                                                             ---------------------------------------------
                                                               March 31, 2003           March 31, 2002
                                                             --------------------     --------------------
       Sales to unaffiliated customers:
       Americas..........................................     $   77.6     47.6%       $   80.5     52.7%
       EMEA..............................................         46.6     28.6            40.2     26.3
       Asia Pacific......................................         38.8     23.8            32.0     21.0
                                                              --------  -------        --------  -------
           Total.........................................     $  163.0    100.0%       $  152.7    100.0%
                                                              ========  =======        ========  =======

     Americas sales include sales delivered through Company operations in North (primarily in the US), Central and South America. Sales declined $2.9 or 3.6% to $77.6 for the three months ended March 31, 2003 compared with $80.5 for the three months ended March 31, 2002. Management attributes the sales decline to challenging economic and retail conditions that resulted in fewer orders and smaller average transaction size and generally reduced customer demand for the entire range of the Company's products. Management also points to a sales migration trend that continued into 2003. Many of the Company's customers have steadily moved their production facilities outside the US where they have realized labor and cost efficiencies. This has resulted in a shift in sales mix primarily to Central and South America, and the Asia Pacific region.

     EMEA's sales, which include sales delivered through Company operations in eleven European countries, the Middle East and Africa, increased $6.4, or 15.9%, to $46.6 for the three months ended March 31, 2003 compared with $40.2 for the three months ended March 31, 2002. The increase is attributable to favorable impact of changes in foreign exchange rates of $6.5 and an acquisition of $1.5, offset by $1.6 decline in organic sales. Management believes that weakness in economic and retail conditions in EMEA and uncertainties surrounding global economic environment continued to dampen overall customer demand level, which in turn put pressure on EMEA's sales during the first quarter of 2003. The overall decline in organic sales was somewhat offset by significant sales growth in Turkey. In addition, the Company experienced sales migration to Asia Pacific as manufacturers sought to maximize production efficiencies.

     Asia Pacific consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, Korea, Bangladesh, Indonesia, Australia and India. Sales increased $6.8, or 21.3%, to $38.8 for the three months ended March 31, 2003 compared with $32.0 for the three months ended March 31, 2002. The increase is attributable to organic sales growth of $6.6 and favorable impact of a foreign exchange rate of $0.2. The Company's operations in this region have benefited significantly from the steady and continued migration of the Company's customers who have moved their production facilities outside the US and Western Europe to maximize labor cost and operating performance efficiencies. In addition, the Company continued to gain market share in Asia Pacific.

Gross Profit

     Gross profit, as a percent of sales, decreased to 37.4% for the three months ended March 31, 2003 from 38.8% for the three months ended March 31, 2002. The decrease is primarily attributable to under-utilization of certain production capacity, production inefficiencies at certain manufacturing facilities and more frequent and costly production runs on smaller orders. Since 2001, management's ongoing strategy has included implementing process improvements to reduce costs in all of its manufacturing facilities, efficiently re-deploying assets to manage production capacity and transferring production to new and emerging markets in order to maximize labor and cost efficiencies.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A"), as a percent of sales, increased to 32.6% for the three months ended March 31, 2003 from 30.5% for the three months ended March 31, 2002. The increase is primarily attributable to incremental staffing and other fixed costs necessary to support the Company's global expansion and certain incremental expenses associated with the Company's re-branding initiatives and prior acquisitions.

Restructuring and Other Charges

     During the first quarter of 2003, the Company implemented specific initiatives to reduce the cost of the Company's infrastructure and improve operating efficiency. As a result, the Company recorded a pre-tax charge of $3.1 primarily pertaining to: (1) consolidation of certain manufacturing facilities as the Company closed one manufacturing location in the US and (2) headcount reductions, which resulted in severance for 90 factory positions and 30 managerial and administrative positions in North America and China.

Operating Income

     Operating income was $4.7 for the three months ended March 31, 2003 compared with $12.6 for the three months ended March 31, 2002. As a percent of sales, operating income was 2.9% for the three months ended March 31, 2003 and 8.3% for the three months ended March 31, 2002. The operating results for the three months ended March 31, 2003 included restructuring and other charges of $3.1. On a reportable operating segment basis, exclusive of certain corporate allocations, operating income, as a percent of sales, was as follows: Americas was 0.8% and 7.6% for the three months ended March 31, 2003 and 2002, respectively; EMEA was 2.1% and 9.0% for the three months ended March 31, 2003 and 2002, respectively; and Asia Pacific was 20.6% and 20.6% for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, Americas included restructuring and other charges of $2.9 or 3.7% of sales.

Interest Expense, Net

     Interest expense, net of interest income on invested cash, increased to $2.9 for the three months ended March 31, 2003 compared with $2.5 for the three months ended March 31, 2002. The increase is attributable to lower rates of return available on invested cash and higher average borrowings.

Taxes on Income

     The effective tax rates for the three months ended March 31, 2003 and 2002 were 23.0% and 25.7%, respectively. The decrease in the effective tax rate reflects a shift in the geographic business mix toward lower tax rate jurisdictions.

Liquidity and Capital Resources

     The following table presents summary cash flow information for the periods indicated:

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2003          2002
                                                                 --------      --------

       Net cash provided by operating activities.............    $    2.5      $    3.3
       Net cash used in investing activities.................        (7.3)        (18.9)
       Net cash provided by financing activities.............        14.5          15.7
                                                                 --------      --------
                 Total change in cash and cash equivalents (a)   $    9.7      $    0.1
                                                                 ========      ========
----------

(a) Before the effect of exchange rate changes on cash flows.

Operating Activities

     Cash provided by operating activities is a primary source of funds to finance operating needs and growth opportunities. The Company's revolving credit agreement provides additional liquidity for seasonal and specific-purpose expenditures. Net cash provided by operating activities was $2.5 for the three months ended March 31, 2003 compared with $3.3 for the three months ended March 31, 2002. Management believes that the Company will continue to generate cash from its operating activities for the foreseeable future supplemented by availability under its revolving credit agreement to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

     Working capital and the corresponding current ratio were $172.2 and 2.6:1 and $154.4 and 2.4:1 at March 31, 2003 and December 31, 2002, respectively. The increase in working capital resulted primarily from increases in cash and cash equivalents, inventories and other current assets and decreases in accounts payable, accrued liabilities and accrued taxes on income, offset by increase in amounts due to banks.

Investing Activities

     During the first quarter of 2003, the Company continued to upgrade production machinery, proceed with its Enterprise Resource Planning ("ERP") system conversions, and grow and expand the Company's operations in the emerging markets of Central and South America, EMEA and Asia Pacific.

     Investing activities for the three months ended March 31, 2002 consisted of an acquisition of the business and manufacturing assets of Disenos de Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers, continued production machinery upgrades and the ERP system conversions, and the costs associated with growth and expansion of the Company's operations in Central and South America, EMEA and Asia Pacific markets.

Financing Activities

     The components of total capital as of March 31, 2003 and December 31, 2002, respectively, are presented below:

                                                                             March 31,        December 31,
                                                                                2003              2002
                                                                            ------------      -----------
       Due to banks.......................................................      $    5.4         $    2.1
       Current maturities of long-term debt...............................           0.1              0.1
       Long-term debt.....................................................         179.8            164.5
                                                                             -----------      -----------

       Total debt.........................................................         185.3            166.7
       Shareholders' equity...............................................         341.1            337.6
                                                                             -----------      -----------

       Total capital......................................................      $  526.4         $  504.3
                                                                             ===========      ===========

       Total debt as a percent of total capital...........................          35.2%            33.1%
                                                                             ===========      ===========

     Management believes that the borrowings available under the Company's revolving credit agreement provide sufficient liquidity to supplement the Company's operating cash flow to support the Company's planned business activities and seasonal and specific-purpose expenditures. For the three months ended March 31, 2003 and 2002, net borrowings of the Company's outstanding debt were $18.6 and $10.3, respectively.

     The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the three months ended March 31, 2003 and 2002, the Company received proceeds of $1.0 and $5.4, respectively, from common stock issued under its employee stock option and stock purchase plans.

     The Company has a stock repurchase plan with an authorization to use up to $150 in total for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market, by block purchases, or in privately-negotiated transactions. For the three months ended March 31, 2003, the Company repurchased 469,000 shares for an aggregate price of $5.1, or $10.80 per share. Since the inception of the stock repurchase program, the Company repurchased 12,293,000 of its shares for an aggregate price of $122.0, or $9.92 per share. The Company immediately retired the repurchased shares. As of March 31, 2003, the Company had $28.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions. The Company believes that funds from future operating cash flows and funds available under its revolving credit agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

Financing Arrangement - Amended and Restated Credit Agreement

     In September 2002, the Company entered into a three-year, $150 revolving credit agreement with a group of five domestic and international banks. The agreement amended and restated the Company's previous revolving credit facility, which would have expired on August 11, 2003. Under the credit agreement, the Company pays a facility fee determined by reference to the debt to EBITDA ratio. The applicable percentage for the facility fee at March 31, 2003 was 0.30%. Borrowings under the credit agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified financial thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (4.25% at March 31, 2003 and December 31, 2002), and are guaranteed by certain domestic subsidiaries of the Company.

     The credit facility, among other things, limits the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers and make investments in certain subsidiaries. The credit facility contains certain customary events of default, which generally give the banks the right to accelerate payments of outstanding debt. Under the credit facility, these events include:

-    failure to maintain required financial covenant ratios, as described below;
- failure to make a payment of principal, interest or fees within two days of its due date;
- default, beyond any applicable grace period, on any aggregate indebtedness of the Company exceeding $0.5;
-    judgment or order involving a liability in excess of $0.5; and
- occurrence of certain events constituting a change of control of the Company.

     The Company does not anticipate the occurrence of any of these default events.

     Under the most restrictive debt covenants in the Company's revolving credit agreement, the Company must maintain at all times an excess of consolidated total assets over total liabilities of not less than the sum of $274 plus 35% of consolidated net income for the period after July 1, 2002 plus 100% of the net cash proceeds received by the Company from the sale or issuance of its capital stock on and after July 1, 2002. The Company's maximum allowable debt to EBITDA ratio, as defined, is 3.0 to 1 and minimum allowable fixed charge coverage ratio, as defined, is 1.5 to 1.

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

     The Company sells its products in many countries and a substantial portion of its net sales and costs and expenses are denominated in foreign currencies. A significant portion of the Company's sales for the three months ended March 31, 2003 was derived from customers located outside the US, principally in EMEA and Asia Pacific, where the Company also manufactures its products. This exposes the Company to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flows. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers and global apparel manufacturers that have historically paid their accounts payable balances with the Company.

Cautionary Statement pursuant to "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

     This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to gross profit, expenses, inventory performance, capital expenditures and cash flows. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. The Company's success in achieving the objectives and expectations is somewhat dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates.

     Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. Among others the risks and uncertainties include:

- Worldwide economic and other business conditions that could affect demand for the Company's products in the US or international markets

- Impact of Severe Acute Respiratory Syndrome (SARS) on the Company's production capabilities in the Asia Pacific region

- Rate of migration of garment manufacturing industry moving from the US and Western Europe

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

         (1) Exhibit 99.1   Certification Pursuant to 18 U.S.C.
                            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (2) Exhibit 99.2   Certification Pursuant to 18 U.S.C.
                            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Report on Form 8-K

     Current Report on Form 8-K, dated January 30, 2003, reporting under Item 9 that James R. Painter was appointed to fill a vacancy on the Registrant's Board of Directors.

                       PAXAR CORPORATION AND SUBSIDIARIES

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                Paxar Corporation
                                                --------------------------------
                                                Registrant




                                                By:  /s/ Larry M. Segall
                                                --------------------------------
                                                Vice President and Controller
                                                (Chief Accounting Officer)



                                                May 14, 2003
                                                --------------------------------
                                                Date

                       PAXAR CORPORATION AND SUBSIDIARIES

                                  CERTIFICATION


I, Arthur Hershaft, certify that:

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



/s/ Arthur Hershaft
-------------------------
Chairman, President and
Chief Executive Officer


May 14, 2003
-------------------------
Date

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



/s/ Jack R. Plaxe
------------------------------
Senior Vice President and
Chief Financial Officer

May 14, 2003
------------------------------
Date

                                                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Paxar Corporation (the
"Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur Hershaft, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






/s/ Arthur Hershaft
-----------------------------
Chairman, President and
Chief Executive Officer



May 14, 2003
------------------------------
Date





A signed original of this written statement required by Section 906 has been provided to Paxar Corporation and will be retained by Paxar Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Paxar Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack R. Plaxe, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Jack R. Plaxe
------------------------------
Senior Vice President and
Chief Financial Officer


May 14, 2003
------------------------------
Date




A signed original of this written statement required by Section 906 has been provided to Paxar Corporation and will be retained by Paxar Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

s