Form 10-Q
period 2003-06-30
PAXAR CORP
filed 2003-08-13
CIK 75681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003
                                    -------------

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________


                         Commission File Number: 1-9493

                                Paxar Corporation
             (Exact name of registrant as specified in its charter)

                       New York                    13-5670050
                       --------                    ----------
             (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)   Identification No.)

                         105 Corporate Park Drive
                         White Plains, NY                        10604
                         ----------------                        -----
             (Address of principal executive offices)          (Zip Code)

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

Common Stock, $0.10 par value: 39,035,373 shares outstanding as of August 7, 2003

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1:  Consolidated Financial Statements
         ---------------------------------

    The consolidated financial statements included herein have been prepared by Paxar Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)


                                                            Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                            -------------------------------------------------
                                                             2003           2002           2003         2002
                                                            --------     --------        --------    --------
      Sales.............................................    $  183.6     $  173.1        $  346.6    $  325.8
      Cost of sales.....................................       113.5        103.8           215.5       197.3
                                                            --------     --------        --------    --------
           Gross profit.................................        70.1         69.3           131.1       128.5
      Selling, general and administrative expenses......        54.8         49.4           108.0        96.0
      Restructuring and other charges...................         3.6         --               6.7        --
                                                            --------     ------          --------    ------
           Operating income.............................        11.7         19.9            16.4        32.5
      Interest expense, net.............................         2.6          2.9             5.5         5.4
                                                            --------     --------        --------    --------
           Income before taxes..........................         9.1         17.0            10.9        27.1
      Taxes on income...................................         2.1          3.9             2.5         6.5
                                                            --------     --------        --------    --------
           Net income...................................    $    7.0     $   13.1        $    8.4    $   20.6
                                                            ========     ========        ========    ========

      Basic earnings per share..........................    $   0.18     $   0.33        $   0.22    $   0.52
                                                            ========     ========        ========    ========

      Diluted earnings per share........................    $   0.18     $   0.32        $   0.21    $   0.51
                                                            ========     ========        ========    ========

      Weighted average shares outstanding:
        Basic...........................................        39.0         39.7            39.0        39.5
        Diluted.........................................        39.2         40.8            39.5        40.5




    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)


                                                                                 June 30,        December 31,
                                                                                   2003             2002
                                                                                 --------         --------
                                                                               (unaudited)
       ASSETS
       Current assets:
       Cash and cash equivalents..........................................       $   60.8         $   49.6
       Accounts receivable, net of allowances of $10.6 and $10.2 at
          June 30, 2003 and December 31, 2002, respectively...............          123.3            106.8
       Inventories, net...................................................           90.5             83.8
       Deferred income taxes..............................................           10.4             10.5
       Other current assets...............................................           19.2             14.3
                                                                                 --------         --------
                 Total current assets.....................................          304.2            265.0
                                                                                 --------         --------

       Property, plant and equipment, net.................................          157.8            154.9
       Goodwill and other intangibles, net................................          203.9            197.7
       Other assets.......................................................           21.7             22.0
                                                                                 --------         --------

       Total assets.......................................................       $  687.6         $  639.6
                                                                                 ========         ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
       Due to banks.......................................................       $    4.6         $    2.1
       Current maturities of long-term debt...............................            0.1              0.1
       Accounts payable and accrued liabilities...........................          102.7             94.5
       Accrued taxes on income............................................           12.5             13.9
                                                                                 --------         --------
                 Total current liabilities................................          119.9            110.6
                                                                                  -------           ------

       Long-term debt.....................................................          182.9            164.5
       Deferred income taxes..............................................           12.6             12.1
       Other liabilities..................................................           14.0             14.8

       Commitments and contingent liabilities

       Shareholders' equity:
       Preferred stock, $0.01 par value, 5,000,000 shares authorized,
          none issued and outstanding.....................................            --               --
       Common stock, $0.10 par value, 200,000,000 shares authorized,
          39,008,163 and 39,230,384 shares issued and outstanding at
          June 30, 2003 and December 31, 2002, respectively...............            3.9              3.9
       Paid-in capital....................................................            8.6             11.2
       Retained earnings..................................................          339.3            330.9
       Accumulated other comprehensive income (loss)......................            6.4             (8.4)
                                                                                 --------         --------
                 Total shareholders' equity...............................          358.2            337.6
                                                                                 --------         --------

       Total liabilities and shareholders' equity.........................       $  687.6         $  639.6
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

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)


                                                                               Six Months Ended
                                                                                    June 30,
                                                                             ----------------------
                                                                               2003          2002
                                                                             --------      --------
          OPERATING ACTIVITIES
           Net income....................................................    $    8.4      $   20.6
           Adjustments to reconcile net income to net cash provided
              by operating activities:
              Depreciation and amortization..............................        13.8          14.4
              Deferred income taxes......................................         0.6            --
              Gain on sale of property and equipment, net................        (0.1)         (0.2)
              Write-off of property and equipment........................         0.7           0.3
              Post-employment benefit costs..............................         0.6           0.4
           Changes in assets and liabilities, net of businesses acquired:
              Accounts receivable........................................       (16.5)        (16.4)
              Inventories................................................        (6.7)         (7.5)
              Other current assets.......................................        (4.6)         (2.4)
              Accounts payable and accrued liabilities...................         8.3           5.9
              Accrued taxes on income....................................        (1.4)          4.4
              Other, net.................................................         5.9          (1.2)
                                                                             --------      --------

              Net cash provided by operating activities..................         9.0          18.3
                                                                             --------      --------

          INVESTING ACTIVITIES
           Purchases of property, plant and equipment....................       (15.6)         (9.6)
           Acquisitions, net of cash acquired............................        (2.5)        (18.0)
           Proceeds from sale of property and equipment..................         0.1           0.3
           Other, net....................................................          --          (0.3)
                                                                             --------      --------

              Net cash used in investing activities......................       (18.0)        (27.6)
                                                                             --------      --------

          FINANCING ACTIVITIES
           Net increase in short-term debt...............................         2.5           0.1
           Additions to long-term debt...................................       118.6          58.4
           Reductions in long-term debt..................................      (100.2)        (48.5)
           Purchase of common stock......................................        (5.1)           --
           Proceeds from common stock issued under employee
             stock option and stock purchase plans.......................         2.6           8.5
                                                                             --------      --------

              Net cash provided by financing activities..................        18.4          18.5
                                                                             --------      --------

          Effect of exchange rate changes on cash flows..................         1.8           0.6
                                                                             --------      --------

              Increase in cash and cash equivalents......................        11.2           9.8

          Cash and cash equivalents at beginning of year.................        49.6          35.1
                                                                             --------      --------

              Cash and cash equivalents at end of period.................    $   60.8      $   44.9
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

NOTE 2:  STOCK-BASED COMPENSATION EFFECT ON NET INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board ("APB") Opinion 25. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The compensation expense under SFAS No. 123 for the stock-based compensation plans would have been $0.7 and $4.4 for the three and six months ended June 30, 2003, respectively, and $0.5 and $3.7 for the three and six months ended June 30, 2002. The following table presents pro forma net income and earnings per share had the Company elected to adopt SFAS No. 123:


                                                              Three Months Ended          Six Months Ended
                                                                    June 30,                  June 30,
                                                             ---------------------       -------------------
                                                               2003         2002           2003        2002
                                                             --------     --------       --------    -------
       Net income:
           As reported...................................    $   7.0      $  13.1        $   8.4     $  20.6
           Pro forma.....................................    $   6.3      $  12.6        $   4.0     $  16.9

       Basic earnings per share:
           As reported...................................    $  0.18      $  0.33        $  0.22     $  0.52
           Pro forma.....................................    $  0.16      $  0.32        $  0.10     $  0.43

       Diluted earnings per share:
           As reported...................................    $  0.18      $  0.32        $  0.21     $  0.51
           Pro forma.....................................    $  0.16      $  0.31        $  0.10     $  0.42

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. It clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. It requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company determined that the recognition requirements of FIN No. 45 did not have a material impact on its results of operations or financial condition.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB Opinion 25 to the fair value method of accounting under SFAS No. 123, if a company so elects. The Company believes that the effect of SFAS No. 148 will not have a material impact on its results of operations or financial condition.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities and non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN No. 46 became effective upon issuance. The Company determined that FIN No. 46 did not have a material impact on its results of operations or financial condition.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on its results of operations or financial condition.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires than an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations or financial condition.

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

    The fair value of outstanding forward foreign exchange contracts at January 1, 2003 and June 30, 2003 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three and six months ended June 30, 2003 were not material.

    All financial instruments of the Company with the exception of hedge instruments are carried at cost, which approximates fair value.

NOTE 5:  INVENTORIES, NET

    Inventories are stated at lower of cost or market. The value of net inventories determined using the last-in, first-out method was $17.2 and $12.9 as of June 30, 2003 and December 31, 2002, respectively. The value of all other net inventories determined using the first-in, first-out method was $73.3 and $70.9 as of June 30, 2003 and December 31, 2002, respectively.


    The components of net inventories are as follows:
                                                                              June 30,        December 31,
                                                                                2003              2002
                                                                             -----------      -----------

       Raw materials......................................................      $   41.1         $   34.7
       Work-in-process....................................................           8.7              8.1
       Finished goods.....................................................          56.8             52.4
                                                                             -----------      -----------
                                                                                   106.6             95.2
       Less allowance for obsolescence....................................         (16.1)           (11.4)
                                                                             -----------      -----------

                                                                                $   90.5         $   83.8
                                                                             ===========      ===========

NOTE 6:  GOODWILL AND OTHER INTANGIBLES, NET

    Under SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is required to test goodwill for impairment at least annually. Accordingly, the Company completed its annual goodwill impairment assessment during the fourth quarter of 2002, and based on a comparison of the implied fair values of its reporting units with their respective carrying amounts, including goodwill, the Company determined that no potential impairment of goodwill in its individual reporting units existed at October 31, 2002.

    The changes in the carrying amounts of goodwill for the six months ended June 30, 2003, are as follows:

                                   Beginning Balance     Goodwill      Foreign Currency      Ending Balance
                                   January 1, 2003       Acquired      Translation           June 30, 2003
                                   2003                                Adjustments
                                   -----------------     --------      ------------          --------------

    Americas.......................     $ 111.0            $1.3              $  --                $ 112.3
    EMEA...........................        67.4             --                  3.9                  71.3
    Asia Pacific...................        17.3             1.2                 --                   18.5
                                   -----------------     --------      ------------          --------------
         Total.....................     $ 195.7            $2.5              $  3.9               $ 202.1
                                   =================     =========     ============          ==============

    Net other intangibles as of June 30, 2003 and December 31, 2002, consisted of a noncompete agreement of $1.2 and $1.4, respectively, and post-employment benefit obligation adjustments of $0.6 as of each such date.

NOTE 7:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    A summary of accounts payable and accrued liabilities is as follows:
                                                                                June 30,        December 31,
                                                                                  2003              2002
                                                                             -------------     ---------

       Accounts payable.....................................................    $   42.9         $   44.1
       Accrued payroll costs................................................        17.1             17.1
       Other accrued liabilities............................................        42.7             33.3
                                                                             -----------      -----------

                                                                                $  102.7         $   94.5
                                                                             ===========      ===========

NOTE 8:  LONG -TERM DEBT

    A summary of long-term debt is as follows:
                                                                                June 30,      December 31,
                                                                                  2003            2002
                                                                             -------------     ---------

       6.74% Senior Notes.................................................      $  150.0         $  150.0
       Economic Development Revenue Bonds due 2011 and 2019...............          13.0             13.0
       Revolver...........................................................          19.8             --
       Other..............................................................           0.2              1.6
                                                                             -----------      -----------

                                                                                   183.0            164.6
       Less current maturities............................................           0.1              0.1
                                                                             -----------      -----------

                                                                                $  182.9         $  164.5
                                                                             ===========      ===========

NOTE 9:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is as follows:
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ---------------------
                                                                                   2003          2002
                                                                                --------      -------

        Interest...........................................................     $    5.7      $    5.6
                                                                                ========      ========

        Income taxes.......................................................     $    2.9      $    3.1
                                                                                ========      ========

NOTE 10: COMPREHENSIVE INCOME

    Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ----------------------
                                                                                   2003          2002
                                                                                --------      --------

       Net income...........................................................    $    8.4      $   20.6

       Foreign currency translation adjustments.............................        14.8           7.4
                                                                                --------      --------

       Comprehensive income.................................................    $   23.2      $   28.0
                                                                                ========      ========


NOTE 11: EARNINGS PER SHARE

    The reconciliation of basic and diluted weighted average common shares outstanding is as follows:

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ----------------------
                                                                                   2003          2002
                                                                                --------      --------

       Weighted average common shares (basic)...............................        39.0          39.5

       Options and warrants.................................................         0.5           1.0
                                                                                --------      --------

       Adjusted weighted average common shares (diluted)....................        39.5          40.5
                                                                                =========     ========

    Options to purchase 2.5 and 0.1 of shares of common stock outstanding at June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

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



                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                   June 30,
                                                            ------------------------    --------------------
                                                                2003         2002           2003        2002
                                                             --------     --------       --------    -------
       Sales to unaffiliated customers:
       Americas..........................................    $   80.9     $   85.6       $  158.5    $  166.1
       EMEA..............................................        52.5         44.4           99.1        84.6
       Asia Pacific......................................        50.2         43.1           89.0        75.1
                                                             --------     --------       --------    --------
                 Total...................................    $  183.6     $  173.1       $  346.6    $  325.8
                                                             ========     ========       ========    ========

       Intersegment sales:
       Americas..........................................    $   15.4     $   17.0       $   30.5    $   32.3
       EMEA..............................................        10.6         10.9           19.5        21.3
       Asia Pacific......................................         3.8          2.7            6.5         4.8
       Eliminations......................................       (29.8)       (30.6)         (56.5)      (58.4)
                                                             --------     --------       --------    --------
                 Total...................................    $    --      $    --        $    --     $    --
                                                             =======      =======        =======     =======

       Operating income:
       Americas (a)......................................    $    5.0     $    9.6       $    5.6    $   15.7
       EMEA (a)..........................................         2.1          5.2            3.1         8.8
       Asia Pacific......................................        12.1         10.6           20.1        17.2
                                                             --------     --------       --------    --------
                                                                 19.2         25.4           28.8        41.7
       Corporate expenses (a)............................        (7.4)        (5.4)         (12.2)       (9.1)
       Amortization of intangibles.......................        (0.1)        (0.1)          (0.2)       (0.1)
                                                             --------     --------       --------    --------
                 Total...................................    $   11.7     $   19.9       $   16.4    $   32.5
                                                             ========     ========       ========    ========

     (a) Americas, EMEA and Corporate expenses included restructuring and other charges of $0.8, $1.4 and $1.4, respectively, for the three months ended June 30, 2003, and $3.7, $1.4 and $1.6, respectively, for the six months ended June 30, 2003.

       Depreciation and amortization:
       Americas..........................................    $    3.2     $    4.1       $    6.5    $    7.7
       EMEA..............................................         2.4          2.3            4.5         4.1
       Asia Pacific......................................         1.1          1.2            2.1         2.0
                                                             --------     --------       --------    --------
                                                                  6.7          7.6           13.1        13.8
       Corporate.........................................         0.4          0.4            0.7         0.6
                                                             --------     --------       --------    --------
                 Total...................................    $    7.1     $    8.0       $   13.8    $   14.4
                                                             ========     ========       ========    ========




                                                              Three Months Ended           Six Months Ended
                                                                    June 30,                   June 30,
                                                            ------------------------    --------------------
                                                                2003         2002           2003        2002
                                                             --------     --------       --------    -------
       Capital expenditures:
       Americas..........................................    $    2.3     $    2.3       $    5.4    $    3.6
       EMEA..............................................         3.6          1.8            6.1         3.3
       Asia Pacific......................................         1.8          1.6            3.4         2.2
                                                             --------     --------       --------    --------
                                                                  7.7          5.7           14.9         9.1
       Corporate.........................................         0.6          0.4            0.7         0.5
                                                             --------     --------       --------    --------
                 Total...................................    $    8.3     $    6.1       $   15.6    $    9.6
                                                             ========     ========       ========    ========

                                                              June 30,     December 31,
                                                                2003         2002
                                                             --------     --------
       Long-lived assets:
       Americas..........................................    $  194.6     $  193.9
       EMEA..............................................       120.6        115.2
       Asia Pacific......................................        40.1         37.2
                                                             --------     --------
                                                                355.3        346.3
       Corporate.........................................         6.4          6.3
                                                             --------     --------
                 Total...................................    $  361.7     $  352.6
                                                             ========     ========

       Total assets:
       Americas..........................................    $  296.1     $  292.1
       EMEA..............................................       226.8        207.6
       Asia Pacific......................................       105.9         91.1
                                                             --------     --------
                                                                628.8        590.8
       Corporate.........................................        58.8         48.8
                                                             --------     --------
                 Total...................................    $  687.6     $  639.6
                                                             ========     ========

NOTE 13: RESTRUCTURING AND OTHER CHARGES

    As of January 1, 2003, the Company had total unpaid severance of $0.2 recorded in connection with the Company's strategic initiatives implemented during 2001.

    During the first half of 2003, the Company implemented specific initiatives to reduce the cost of the Company's infrastructure and improve operating efficiency. As a result, the Company recorded pre-tax charges totaling $5.4 primarily pertaining to: (1) consolidation of certain manufacturing facilities as the Company closed one manufacturing location in the US; and (2) headcount reductions, which resulted in the severance of 165 factory positions and 70 managerial and administrative positions in North America and the UK.

    In addition, during the second quarter of 2003, the Company paid its former Chief Executive Officer severance of $2.0, and recorded $1.3 as restructuring and other charges and reduced its post-employment obligation by $0.7.

    The following table presents the changes in severance accrual for the six months ended June 30, 2003:

                                             Beginning Balance                                    Ending Balance
                                               January 1, 2003     Expenses      Payments          June 30, 2003
                                            -------------------  -----------    ---------        ---------------
       Severance..........................        $  0.2           $  6.2         $ (4.3)           $  2.1

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations for the Three and Six Months Ended June 30, 2003
         --------------------------------------------------------------


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

Sales Returns and Allowances and Allowance for Doubtful Accounts

    Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of the Company's revenue for any period if management had made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt, customer concentrations, customer creditworthiness and current trends when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balances were $123.3, net of allowances of $10.6 at June 30, 2003, and $106.8, net of allowances of $10.2, at December 31, 2002.

Goodwill

    The Company evaluates goodwill for impairment on an annual basis or if a significant event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding its fair value. Factors the Company considers important which could trigger an impairment include the following: (1) significant under-performance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business;
(3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value. The Company assesses the existence of an impairment by comparing the implied fair values of its reporting units with their respective carrying amounts, including goodwill. During the fourth quarter of 2002, the Company completed its annual goodwill impairment assessment, and based on the results, the Company determined that no potential impairment of goodwill in its individual reporting units existed at October 31, 2002.

Impairment of Long-Lived Assets

    The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. There were no significant impairment losses related to long-lived assets for the three and six months ended June 30, 2003 and 2002.

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

    The Company's results of operations for the three and six months ended June 30, 2003 and 2002, respectively, in dollars and as a percent of sales are presented below:

                                               Three Months Ended                          Six Months Ended
                                     ---------------------------------------------------------------------------------
                                        June 30, 2003        June 30, 2002          June 30, 2003        June 30, 2002
                                     ---------------------------------------------------------------------------------
Sales............................    $  183.6   100.0%     $  173.1   100.0%     $  346.6   100.0%     $  325.8   100.0%
Cost of sales....................       113.5    61.8         103.8    60.0         215.5    62.2         197.3    60.6
                                     -------- -------      -------- -------      -------- -------      -------- -------
    Gross profit.................        70.1    38.2          69.3    40.0         131.1    37.8         128.5    39.4
Selling, general and
  administrative expenses........        54.8    29.8          49.4    28.6         108.0    31.2          96.0    29.4
Restructuring and other charges..         3.6     2.0            --      --           6.7     1.9            --      --
                                     -------- -------      -------- ---------    -------- -------      -------- -------
    Operating income.............        11.7     6.4          19.9    11.4          16.4     4.7          32.5    10.0
Interest expense, net............         2.6     1.4           2.9     1.6           5.5     1.6           5.4     1.7
                                     -------- -------      -------- -------      -------- -------      -------- -------
    Income before taxes..........         9.1     5.0          17.0     9.8          10.9     3.1          27.1     8.3
Taxes on income..................         2.1     1.2           3.9     2.2           2.5     0.7           6.5     2.0
                                     -------- -------      -------- -------      -------- -------      -------- -------
    Net income...................    $    7.0     3.8%     $   13.1     7.6%     $    8.4     2.4%     $   20.6     6.3%
                                     ======== =======      ======== =======      ======== =======      ======== =======

    As the Company entered 2003, management was cautious about global economic uncertainties and did not expect significant improvement in retail and apparel markets. However, as the Company moved through the first half of 2003, its business began to improve. For the three months ended June 30, 2003, the Company's sales increased $10.5, or 6.1%, to $183.6 compared with $173.1 for the three months ended June 30, 2002. The sales increase is attributable to the increased customer demand for the existing range of the Company's products ("organic sales growth") of $0.5, the favorable impact of changes in foreign exchange rates of $8.2, and the impact of a prior acquisition of $1.8. For the six months ended June 30, 2003, sales increased $20.8, or 6.4%, to $346.6 compared with $325.8 for the six months ended June 30, 2002. The sales increase is attributable to organic sales growth of $2.2, the favorable impact of changes in foreign exchange rates of $15.0, and the impact of prior acquisitions of $3.6. The Company continued to focus on providing its customers with value-added products and solutions, outstanding service, consistent quality and on-time deliveries. In addition, management believes that the Company's investments in new product development, upgraded manufacturing equipment, new technology and sales and marketing initiatives have positioned the Company to compete successfully. Nonetheless, there can be no assurance as to the extent or duration of the current sluggish economic environment or as to its future impact on the Company.

    Operating income was $11.7 and $16.4 for the three and six months ended June 30, 2003, respectively, compared with $19.9 and $32.5 for the three and six months ended June 30, 2002. As a percent of sales, operating income was 6.4% and 4.7% for the three and six months ended June 30, 2003, respectively, compared with 11.4% and 10.0% for the three and six months ended June 30, 2002. The operating results for the three and six months ended June 30, 2003 included restructuring and other charges of $3.6 and $6.7, respectively, recorded in connection with the consolidation of certain operations, headcount reductions and a severance payment to the Company's former Chief Executive Officer (see
Note 13 of the Notes to Consolidated Financial Statements).

    Management believes that acquisitions will continue to be a fundamental element of the Company's growth. In July 2002, the Company acquired 100% of the equity of NTP Gandrudbakken AS, a manufacturer of heat transfer labels located in Norway. In addition, in February 2002, the Company acquired the business and manufacturing assets of Disenos de Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers. During the first half of 2003, the Company continued to integrate and assimilate the operations of its prior acquisitions.

Sales

     The following table presents sales by geographic operating segment:

                                               Three Months Ended                          Six Months Ended
                                     ---------------------------------------------------------------------------------
                                        June 30, 2003        June 30, 2002          June 30, 2003        June 30, 2002
                                     ---------------------------------------------------------------------------------
Sales to unaffiliated customers:
Americas.........................    $   80.9    44.1%     $   85.6    49.5%     $  158.5    45.7%     $  166.1    50.9%
EMEA.............................        52.5    28.6          44.4    25.6          99.1    28.6          84.6    26.0
Asia Pacific.....................        50.2    27.3          43.1    24.9          89.0    25.7          75.1    23.1
                                     -------- -------      -------- -------      -------- -------      -------- -------
    Total........................    $  183.6   100.0%     $  173.1   100.0%     $  346.6   100.0%     $  325.8   100.0%
                                     ======== =======      ======== =======      ======== =======      ======== =======

    Americas sales include sales delivered through the Company's operations in North (primarily in the US), Central and South America. Sales declined $4.7, or 5.5%, to $80.9 for the three months ended June 30, 2003 compared with $85.6 for the three months ended June 30, 2002. For the six months ended June 30, 2003, sales declined $7.6, or 4.6%, to $158.5 compared with $166.1 for the six months ended June 30, 2002. Management attributes the sales decline to challenging economic and retail conditions that resulted in fewer orders and smaller average transaction size and generally reduced customer demand for the entire range of the Company's products. Management also points to a sales migration trend that continued into 2003. Many of the Company's customers have steadily moved their production facilities outside the US where they have realized labor and cost efficiencies. This has resulted in a shift in the Company's geographic sales mix primarily to the Asia Pacific region.

    EMEA's sales, which include sales delivered through the Company's operations in twelve European countries, the Middle East and Africa, increased $8.1, or 18.2%, to $52.5 for the three months ended June 30, 2003 compared with $44.4 for the three months ended June 30, 2002. The increase is attributable to the favorable impact of changes in foreign exchange rates of $7.7 and the impacts of a prior year acquisition of $1.8, offset by $1.4 decline in organic sales. For the six months ended June 30, 2003, sales increased $14.5, or 17.1%, to $99.1 compared with $84.6 for the six months ended June 30, 2002. The increase is attributable to the favorable impact of changes in foreign exchange rates of $14.2 and the impact of a prior year acquisition of $3.3, offset by $3.0 decline in organic sales. Management believes that weakness in economic and retail conditions in EMEA and uncertainties surrounding the global economic environment continued to dampen overall customer demand, which in turn put pressure on EMEA's sales during the first half of 2003. The overall decline in organic sales was somewhat offset by significant sales growth in Turkey. In addition, the Company experienced sales migration to Asia Pacific as manufacturers sought to maximize production efficiencies.

    Asia Pacific consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, Korea, Bangladesh, Indonesia, Australia and India. Sales increased $7.1, or 16.5%, to $50.2 for the three months ended June 30, 2003 compared with $43.1 for the three months ended June 30, 2002. The increase is attributable to organic sales growth of $6.9 and the favorable impact of a foreign exchange rate of $0.2. For the six months ended June 30, 2003, sales increased $13.9, or 18.5%, to $89.0 compared with $75.1 for the six months ended June 30, 2002. The increase is attributable to organic sales growth of $13.5 and the favorable impact of a foreign exchange rate of $0.4. The Company's operations in this region have benefited significantly from the steady and continued migration of the Company's customers who have moved their production facilities outside the US and Western Europe to maximize labor cost and operating performance efficiencies. In addition, management believes that the Company gained market share in Asia Pacific.

Gross Profit

    Gross profit, as a percent of sales, decreased to 38.2% and 37.8% for the three and six months ended June 30, 2003, respectively, from 40.0% and 39.4% for the three and six months ended June 30, 2002. The decrease is primarily attributable to under-utilization of certain production capacity, production inefficiencies at certain manufacturing facilities and more frequent and costly production runs on smaller orders. Since 2001, management's ongoing strategy has included implementing process improvements to reduce costs in all of its manufacturing facilities, efficiently re-deploying assets to manage production capacity and transferring production to new and emerging markets in order to maximize labor and cost efficiencies.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses, as a percent of sales, increased to 29.8% and 31.2% for the three and six months ended June 30, 2003, respectively, from 28.6% and 29.4% for the three and six months ended June 30, 2002. The increase is primarily attributable to incremental staffing and other fixed costs necessary to support the Company's global expansion and certain incremental expenses associated with the Company's re-branding initiatives and prior acquisitions.

Restructuring and Other Charges

    During the first half of 2003, the Company implemented specific initiatives to reduce the cost of the Company's infrastructure and improve operating efficiency. As a result, the Company recorded pre-tax charges totaling $5.4 primarily pertaining to: (1) consolidation of certain manufacturing facilities as the Company closed one manufacturing location in the US; and (2) headcount reductions, which resulted in the severance of 165 factory positions and 70 managerial and administrative positions in North America and the UK.

    In addition, during the second quarter of 2003, the Company paid its former Chief Executive Officer severance of $2.0, and recorded $1.3 as restructuring and other charges and reduced its post-employment obligation by $0.7.

Operating Income

    Operating income was $11.7 and $16.4 for the three and six months ended June 30, 2003, respectively, compared with $19.9 and $32.5 for the three and six months ended June 30, 2002. As a percent of sales, operating income was 6.4% and 4.7% for the three and six months ended June 30, 2003, respectively, compared with 11.4% and 10.0% for the three and six months ended June 30, 2002. The operating results for the three and six months ended June 30, 2003 included restructuring and other charges of $3.6 and $6.7, respectively, recorded in connection with the consolidation of certain operations, headcount reductions and a severance payment to the Company's former Chief Executive Officer. On a reportable operating segment basis, exclusive of corporate expenses and amortization of intangibles, operating income, as a percent of sales, was as follows: Americas was 6.2% and 3.5% for the three and six months ended June 30, 2003, respectively, compared with 11.2% and 9.5% for the three and six months ended June 30, 2002; EMEA was 4.0% and 3.1% for the three and six months ended June 30, 2003, respectively, compared with 11.7% and 10.4% for the three and six months ended June 30, 2002; and Asia Pacific was 24.1% and 22.6% for the three and six months ended June 30, 2003, respectively, compared with 24.6% and 22.9% for the three and six months ended June 30, 2002. Americas and EMEA included restructuring and other charges, as a percent of sales, of 1.0% and 2.7%, respectively, for the three months ended June 30, 2003, and 2.3% and 1.4% for the six months ended June 30, 2003.

Interest Expense, Net

    Interest expense, net of interest income on invested cash, decreased to $2.6 for the three months ended June 30, 2003 compared with $2.9 for the three months ended June 30, 2002. The decrease is primarily attributable to higher interest income on invested cash.

    For the six months ended June 30, 2003, net interest expense increased slightly to $5.5 compared with $5.4 for the six months ended June 30, 2002. The increase is attributable to lower rates of return available on invested cash and higher average borrowings, offset by higher interest income on invested cash.

Taxes on Income

    The effective tax rates for the six months ended June 30, 2003 and 2002 were 22.9% and 24.0%, respectively. The decrease in the effective tax rate reflects a shift in the geographic business mix toward lower tax rate jurisdictions.

Liquidity and Capital Resources

    The following table presents summary cash flow information for the periods indicated:

                                                           Six Months Ended
                                                                June 30,
                                                        ---------------------
                                                           2003          2002
                                                        --------      -------

Net cash provided by operating activities.............  $    9.0      $   18.3
Net cash used in investing activities.................     (18.0)        (27.6)
Net cash provided by financing activities.............      18.4          18.5
                                                        --------      --------
          Total change in cash and cash equivalents (a) $    9.4      $    9.2
                                                        ========      ========
----------

(a) Before the effect of exchange rate changes on cash flows.

Operating Activities

    Cash provided by operating activities is a primary source of funds to finance operating needs and growth opportunities. The Company's revolving credit agreement provides additional liquidity for seasonal and specific-purpose expenditures. Net cash provided by operating activities was $9.0 for the six months ended June 30, 2003 compared with $18.3 for the six months ended June 30, 2002. Management believes that the Company will continue to generate cash from its operating activities for the foreseeable future supplemented by availability under its revolving credit agreement to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

    Working capital and the corresponding current ratio were $184.3 and 2.5:1 and $154.4 and 2.4:1 at June 30, 2003 and December 31, 2002, respectively. The increase in working capital resulted primarily from increases in cash and cash equivalents, accounts receivable, inventories and other current assets and decreases in accounts payable and accrued taxes on income, offset by increase in accrued liabilities and amounts due to banks.

Investing Activities

    For the six months ended June 30, 2003, the Company continued to upgrade production machinery, proceed with its Enterprise Resource Planning ("ERP") system conversions, and grow and expand the Company's operations in the emerging markets of Central and South America, EMEA and Asia Pacific.

    Investing activities for the six months ended June 30, 2002 consisted of an acquisition of the business and manufacturing assets of Disenos de Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers, continued production machinery upgrades and the ERP system conversions, and the costs associated with growth and expansion of the Company's operations in Central and South America, EMEA and Asia Pacific markets.

Financing Activities

    The components of total capital as of June 30, 2003 and December 31, 2002, respectively, are presented below:

                                                   June 30,       December 31,
                                                     2003             2002
                                                -----------      -----------

 Due to banks................................      $    4.6         $    2.1
 Current maturities of long-term debt........           0.1              0.1
 Long-term debt..............................         182.9            164.5
                                                -----------      -----------

 Total debt..................................         187.6            166.7
 Shareholders' equity........................         358.2            337.6
                                                -----------      -----------

 Total capital...............................      $  545.8         $  504.3
                                                ===========      ===========

 Total debt as a percent of total capital....          34.4%            33.1%
                                                ===========      ===========

    Management believes that the borrowings available under the Company's revolving credit agreement provide sufficient liquidity to supplement the Company's operating cash flow to support the Company's planned business activities and seasonal and specific-purpose expenditures. For the six months ended June 30, 2003 and 2002, net borrowings of the Company's outstanding debt were $20.9 and $10.0, respectively.

    The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the six months ended June 30, 2003 and 2002, the Company received proceeds of $2.6 and $8.5, respectively, from common stock issued under its employee stock option and stock purchase plans.

    The Company has a stock repurchase plan with an authorization to use up to $150 in total for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market, by block purchases, or in privately-negotiated transactions. For the six months ended June 30, 2003, the Company repurchased 469,000 shares for an aggregate price of $5.1, or $10.80 per share. Since the inception of the stock repurchase program, the Company repurchased 12,293,000 of its shares for an aggregate price of $122.0, or $9.92 per share. The Company immediately retired the repurchased shares. As of June 30, 2003, the Company had $28.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions. The Company believes that funds from future operating cash flows and funds available under its revolving credit agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

Financing Arrangement - Amended and Restated Credit Agreement

    In September 2002, the Company entered into a three-year, $150 revolving credit agreement with a group of five domestic and international banks. The agreement amended and restated the Company's previous revolving credit facility, which would have expired on August 11, 2003. Under the credit agreement, the Company pays a facility fee determined by reference to the debt to EBITDA ratio. The applicable percentage for the facility fee at June 30, 2003 was 0.35%. Borrowings under the credit agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified financial thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (4.00% and 4.25% at June 30, 2003 and December 31, 2002, respectively), and are guaranteed by certain domestic subsidiaries of the Company.

    The credit facility, among other things, limits the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers and make investments in certain subsidiaries. The credit facility contains certain customary events of default, which generally give the banks the right to accelerate payments of outstanding debt. Under the credit facility, these events include:

     -- failure to maintain required financial covenant ratios, as described below;
     -- failure to make a payment of principal, interest or fees within two days of its due date;
     -- default, beyond any applicable grace period, on any aggregate indebtedness of the Company exceeding $0.5;
     --   judgment or order involving a liability in excess of $0.5; and
     -- occurrence of certain events constituting a change of control of the Company.

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

Off Balance Sheet Arrangements

    The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Market Risk

    In the normal course of business, the Company is exposed to interest rate and foreign currency exchange rate risks that could impact its results of operations. The Company may reduce its market risk exposures by creating offsetting positions through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading purposes.

    A 10% change in interest rates affecting the Company's floating rate debt instruments would have an insignificant impact on the Company's pre-tax earnings and cash flows over the next fiscal year. Such a move in interest rates would have no material effect on the fair value of the Company's floating rate debt instruments. In addition, all of the Company's derivatives have high correlation with the underlying exposure and are highly effective in offsetting underlying currency movements. Accordingly, changes in derivative fair values are expected to be offset by changes in value of the underlying exposures.

    The Company sells its products in many countries and a substantial portion of its net sales and costs and expenses are denominated in foreign currencies. A significant portion of the Company's sales for the three months ended June 30, 2003 was derived from customers located outside the US, principally in EMEA and Asia Pacific, where the Company also manufactures its products. This exposes the Company to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flows. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers and global apparel manufacturers that have historically paid their accounts payable balances with the Company.

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

     -- Rate of migration of garment manufacturing industry moving from the US and Western Europe

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

Item 4:  Controls and Procedures
         -----------------------

        Based on their evaluation required by Rule 13a-15(b) or 15a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    On April 30, 2003, the Company held an Annual Meeting of Shareholders to elect six Directors, each to serve for a term of two years and until their successors are duly elected and qualified, and to approve an increase in the shares authorized for issuance under the Company's 2000 Long-Term Performance and Incentive Plan by an additional 3,000,000 shares. The nominees for election to the Board of Directors received the following votes cast:

                                For                          Withheld
Nominees                        Election                     Authority
--------                        --------                     ---------
Jack Becker                     27,373,176                   8,634,747
Leo Benatar                     33,940,553                   2,067,370
Paul J. Griswold                34,866,439                   1,141,484
Victor Hershaft                 34,242,983                   1,764,940
David E. McKinney               33,954,358                   2,053,565
James R. Painter                34,878,096                   1,129,827

     Holders of 21,162,586 shares voted for an increase in the shares authorized for issuance under the Company's 2000 Long-Term Performance and Incentive Plan by an additional 3,000,000 shares, 7,678,647 shares were voted against, and there were 836,179 abstentions.

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

a) Exhibits.

     Exhibit 31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     Exhibit 31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     Exhibit 32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. 1350.

     Exhibit 32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350.

b) Reports on Form 8-K

     Current Report on Form 8-K, dated April 7, 2003, reporting under Item 9 that the Registrant's earnings for the quarter ended March 31, 2003 would be less than previously announced estimates.

     Current Report on Form 8-K, dated April 29, 2003, reporting under Item 9 that the Registrant issued a press release announcing its first quarter 2003 earnings.

     Current Report on Form 8-K, dated May 12, 2003, reporting under Item 9 that Arthur Hershaft was elected as the Registrant's President and Chief Executive Officer, and Paul J. Griswold resigned from those offices and as a director.

     Current Report on Form 8-K, dated May 30, 2003, reporting under Item 5 that the Registrant entered into an agreement with Paul J. Griswold, its former President and Chief Executive Officer and a member of its Board of Directors, setting forth the terms of Mr. Griswold's severance as an employee of the Registrant.

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





                                                Paxar Corporation
                                                --------------------------------
                                                Registrant




                                                By:  /s/ Larry M. Segall
                                                --------------------------------
                                                Vice President and Controller
                                                (Chief Accounting Officer)



                                                August 13, 2003
                                                --------------------------------
                                                Date