Form 10-Q
period 2003-09-30
PAXAR CORP
filed 2003-11-19
CIK 75681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2003
                                    ------------------
                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                  105 Corporate Park Drive
                  ------------------------
                  White Plains, NY                             10604
                  ----------------                             -----
           (Address of principal executive offices)          (Zip Code)

                                  914-697-6800
                                  ------------
              (Registrant's telephone number, including area code)

    (Former name, former address and former fiscal year,if changed since last report.)

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

       Common Stock, $0.10 par value: 39,119,680 shares outstanding as of
                               November 13, 2003

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1:  Consolidated Financial Statements
         ---------------------------------

     The consolidated financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The consolidated balance sheet as of December 31, 2002 included herein reflects certain reclassifications from amounts included in previous filings as discussed in Note 12 of the Notes to Consolidated Financial Statements as of and for the periods ended September 30, 2003 included herein. Prior filings under the Securities Exchange Act of 1934 will be amended to the extent required to give effect to the reclassifications.

     In the opinion of the Company, all adjustments, consisting only of normal recurring accruals and adjustments necessary to present fairly the financial information contained herein, have been included.


                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)


                                                            Three Months Ended           Nine Months Ended
                                                                September 30,               September 30,
                                                            ---------------------        --------------------
                                                              2003         2002           2003         2002
                                                            --------     --------        --------    --------

      Sales.............................................    $  170.7     $  170.1        $  517.3    $  495.9
      Cost of sales.....................................       106.0        105.8           321.5       303.1
                                                            --------     --------        --------    --------
           Gross profit.................................        64.7         64.3           195.8       192.8
      Selling, general and administrative expenses......        52.6         48.9           160.6       144.9
      Restructuring and other charges...................         4.1           --            10.8          --
                                                            --------     --------        --------    --------
           Operating income.............................         8.0         15.4            24.4        47.9
      Interest expense, net.............................         2.9          3.1             8.4         8.5
                                                            --------     --------        --------    --------
           Income before taxes..........................         5.1         12.3            16.0        39.4
      Taxes on income...................................         1.2          2.1             3.7         8.6
                                                            --------     --------        --------    --------
           Net income...................................    $    3.9     $   10.2        $   12.3    $   30.8
                                                            ========     ========        ========    ========

      Basic earnings per share..........................    $   0.10     $   0.26        $   0.32    $   0.78
                                                            ========     ========        ========    ========

      Diluted earnings per share........................    $   0.10     $   0.25        $   0.31    $   0.76
                                                            ========     ========        ========    ========
      Weighted average shares outstanding:
        Basic...........................................        39.0         39.5            39.0        39.5
        Diluted.........................................        39.5         40.3            39.5        40.4


    The accompanying notes are an integral part of the financial statements.


                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)


                                                                              September 30,     December 31,
                                                                                  2003              2002
                                                                             ---------------   --------------
                                                                               (unaudited)     (See Note 12)
       ASSETS
       Current assets:
       Cash and cash equivalents..........................................       $   62.1         $   49.6
       Accounts receivable, net of allowances of $10.3 and $10.2 at
          September 30, 2003 and December 31, 2002, respectively..........          120.8            106.8
       Inventories, net...................................................           99.8             83.8
       Deferred income taxes..............................................           10.9             10.5
       Other current assets...............................................           20.6             14.3
                                                                                 --------         --------
                 Total current assets.....................................          314.2            265.0
                                                                                 --------         --------
       Property, plant and equipment, net.................................          165.2            154.9
       Goodwill and other intangibles, net................................          209.3            197.7
       Other assets.......................................................           22.1             22.0
                                                                                 --------         --------
       Total assets.......................................................       $  710.8         $  639.6
                                                                                 ========         ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
       Due to banks.......................................................       $    4.4         $    2.1
       Current maturities of long-term debt...............................            0.1              0.1
       Accounts payable and accrued liabilities...........................          100.8             94.5
       Accrued taxes on income............................................           15.0             13.9
                                                                                 --------         --------
                 Total current liabilities................................          120.3            110.6
                                                                                 --------         --------
       Long-term debt.....................................................          198.2            164.5
       Deferred income taxes..............................................           12.8             12.1
       Other liabilities..................................................           15.5             14.8

       Commitments and contingent liabilities

       Common stock subject to redemption, 2,562,380 and 2,544,042 shares issued and outstanding at September 30, 2003 and
        December 31, 2002, respectively...................................           33.2             37.6

       Shareholders' equity:
       Preferred stock, $0.01 par value, 5,000,000 shares authorized,
          none issued and outstanding.....................................             --               --
       Common stock, $0.10 par value, 200,000,000 shares authorized,
          36,523,637 and 36,686,342 shares issued and outstanding at
          September 30, 2003 and December 31, 2002, respectively..........            3.7              3.7
       Paid-in capital....................................................             --               --
       Retained earnings..................................................          319.7            304.7
       Accumulated other comprehensive income (loss)......................            7.4             (8.4)
                                                                                 --------         --------
                 Total shareholders' equity...............................          330.8            300.0
                                                                                 --------         --------
       Total liabilities and shareholders' equity.........................       $  710.8         $  639.6
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

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)


                                                                               Nine Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                               2003          2002
                                                                             --------      --------
          OPERATING ACTIVITIES
           Net income....................................................    $   12.3      $   30.8
           Adjustments to reconcile net income to net cash provided
              by operating activities:
              Depreciation and amortization..............................        22.3          22.1
              Gain on sale of property and equipment, net................        (0.1)         (0.2)
              Write-off of property and equipment........................         4.9           0.7
              Post-employment benefit costs..............................         1.3           1.2
           Changes in assets and liabilities, net of businesses acquired:
              Accounts receivable........................................        (7.2)         (6.3)
              Inventories................................................        (8.1)         (8.6)
              Other current assets.......................................        (5.8)         (3.4)
              Accounts payable and accrued liabilities...................         3.3           0.5
              Accrued taxes on income....................................         0.7           5.3
              Other, net.................................................         5.7          (5.0)
                                                                             --------      --------
              Net cash provided by operating activities..................        29.3          37.1
                                                                             --------      --------
          INVESTING ACTIVITIES
           Purchases of property, plant and equipment....................       (23.9)        (16.2)
           Acquisitions, net of cash acquired............................       (28.4)        (21.5)
           Proceeds from sale of property and equipment..................         0.2           0.3
           Other, net....................................................          -           (0.4)
                                                                             --------      --------
              Net cash used in investing activities......................       (52.1)        (37.8)
                                                                             --------      --------

          FINANCING ACTIVITIES
           Net increase in short-term debt...............................         2.3           0.2
           Additions to long-term debt...................................       201.2          83.6
           Reductions in long-term debt..................................      (167.5)        (70.0)
           Purchase of common stock subject to redemption................          --          (6.4)
           Purchase of common stock......................................        (5.1)         (2.7)
           Proceeds from common stock issued under employee
             stock option and stock purchase plans.......................         3.5           9.0
                                                                             --------      --------
              Net cash provided by financing activities..................        34.4          13.7
                                                                             --------      --------
          Effect of exchange rate changes on cash flows..................         0.9           1.2
                                                                             --------      --------
              Increase in cash and cash equivalents......................        12.5          14.2
          Cash and cash equivalents at beginning of year.................        49.6          35.1
                                                                             --------      --------
              Cash and cash equivalents at end of period.................    $   62.1      $   49.3
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

                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                                 ---------------------         --------------------
                                                                   2003         2002             2003        2002
                                                                 --------     --------         --------    --------
      Net income, as reported...............................     $    3.9     $   10.2         $   12.3    $   30.8

      Deduct: Stock-based employee compensation expense
      determined under fair value based method for all
      awards granted, net of related tax effects............           --           --             (4.4)       (3.7)
                                                                 --------     --------         --------    --------

      Pro forma net income..................................     $    3.9     $   10.2         $    7.9    $   27.1
                                                                 ========     ========         ========    ========

      Earnings Per Share:

          Basic - as reported...............................     $   0.10     $   0.26         $   0.32    $   0.78

          Basic - pro forma.................................     $   0.10     $   0.26         $   0.20    $   0.69

          Diluted - as reported.............................     $   0.10     $   0.25         $   0.31    $   0.76

          Diluted - pro forma...............................     $   0.10     $   0.25         $   0.20    $   0.67


NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company determined that the adoption of SFAS No. 146 did not have a material impact on its results of operations or financial position.

     In November 2002, the EITF reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The Company determined that the adoption of EITF No. 00-21 did not have a material impact on its results of operations or financial position.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB Opinion 25 to the fair value method of accounting under SFAS No. 123, if a company so elects. The effect of SFAS No. 148 did not have a material impact on its results of operations or financial condition.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company determined that the adoption of SFAS No. 149 did not have a material impact on its results of operations or financial condition.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company determined that the adoption of SFAS No. 150 did not have a material impact on its results of operations or financial condition.

NOTE 4:  FINANCIAL INSTRUMENTS

     The Company applies the provisions of SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149. These statements outline the accounting treatment for all derivative activities and require that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and the resulting type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified to earnings in the period in which earnings are affected by the hedged item.

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

     The fair value of outstanding forward foreign exchange contracts at January 1, 2003 and September 30, 2003 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three and nine months ended September 30, 2003 were not material.

     All financial instruments of the Company with the exception of hedge instruments are carried at cost, which approximates fair value.

NOTE 5:  INVENTORIES, NET

     Inventories are stated at lower of cost or market. The value of net inventories determined using the last-in, first-out method was $15.9 and $12.9 as of September 30, 2003 and December 31, 2002, respectively. The value of all other net inventories determined using the first-in, first-out method was $83.9 and $70.9 as of September 30, 2003 and December 31, 2002, respectively.

    The components of net inventories are as follows:

                                                                              September 30,   December 31,
                                                                                  2003            2002
                                                                             --------------   -----------
       Raw materials......................................................      $   45.1         $   34.7
       Work-in-process....................................................           9.3              8.1
       Finished goods.....................................................          61.4             52.4
                                                                             --------------   -----------
                                                                                   115.8             95.2
       Less allowance for obsolescence....................................         (16.0)           (11.4)
                                                                             --------------   -----------
1
                                                                                $   99.8         $   83.8
                                                                             ==============   ===========

NOTE 6:  GOODWILL AND OTHER INTANGIBLES, NET

     Under SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is required to test goodwill for impairment at least annually. Accordingly, the Company completed its annual goodwill impairment assessment during the fourth quarter of 2002, and based on a comparison of the implied fair values of its reporting units with their respective carrying amounts, including goodwill, the Company determined that no impairment of goodwill in its individual reporting units existed at October 31, 2002 and there have been no indicators of impairment since that date.

     The changes in the carrying amounts of goodwill for the nine months ended September 30, 2003, are as follows:

                                   Beginning Balance    Goodwill      Foreign Currency         Ending Balance
                                    January 1, 2003     Acquired    Translation Adjustments   September 30, 2003
                                   -----------------    --------    -----------------------   ------------------
    Americas.......................     $ 111.0            $5.3           $   --                 $ 116.3
    EMEA...........................        67.4              --              4.5                    71.9
    Asia Pacific...................        17.3             2.1               --                    19.4
                                        -------          ------           ------                 -------
         Total.....................     $ 195.7            $7.4           $  4.5                 $ 207.6
                                        =======          ======           ======                 =======

     Net other intangibles as of September 30, 2003 and December 31, 2002, consisted of a noncompete agreement of $1.1 and $1.4, respectively, and post-employment benefit obligation adjustments of $0.6 as of each such date.

     During the third quarter of 2003, the Company acquired the business and assets of Alkahn Labels, Inc. for $25.0. In connection with this acquisition, the Company recorded goodwill of $5.4 based on its preliminary allocation of the purchase price to the acquired assets and liabilities.

NOTE 7:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    A summary of accounts payable and accrued liabilities is as follows:

                                                                              September 30,   December 31,
                                                                                  2003            2002
                                                                             --------------   -----------
       Accounts payable.....................................................    $   40.4         $   44.1
       Accrued payroll costs................................................        19.9             17.1
       Other accrued liabilities............................................        40.5             33.3
                                                                             -----------      -----------

                                                                                $  100.8         $   94.5
                                                                             ===========      ===========

NOTE 8:  LONG -TERM DEBT

    A summary of long-term debt is as follows:

                                                                              September 30,   December 31,
                                                                                  2003            2002
                                                                             --------------   ------------
       6.74% Senior Notes.................................................      $  150.0         $  150.0
       Economic Development Revenue Bonds due 2011 and 2019...............          13.0             13.0
       Revolver...........................................................          35.0               --
       Other..............................................................           0.3              1.6
                                                                             -----------      -----------

                                                                                   198.3            164.6
       Less current maturities............................................           0.1              0.1
                                                                             -----------      -----------

                                                                                $  198.2         $  164.5
                                                                             ===========      ===========

NOTE 9:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is as follows:

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                               ---------------------
                                                                                                 2003          2002
                                                                                               --------     --------

      Interest............................................................................     $   11.4     $   10.8
                                                                                               ========     ========

      Income taxes........................................................................     $    4.1     $    3.6
                                                                                               ========     ========


NOTE 10: COMPREHENSIVE INCOME

     Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                                   Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                                 ---------------------         --------------------
                                                                   2003          2002            2003         2002
                                                                 --------     --------         --------    --------
      Net income............................................     $    3.9     $   10.2         $   12.3    $   30.8
      Foreign currency translation adjustments..............          1.0         (1.6)            15.8         5.8
                                                                 --------     --------         --------    --------
      Comprehensive income..................................     $    4.9     $    8.6         $   28.1    $   36.6
                                                                 ========     ========         ========    ========

NOTE 11: EARNINGS PER SHARE

     The reconciliation of basic and diluted weighted average common shares outstanding is as follows:

                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                                 ---------------------         --------------------
                                                                   2003          2002            2003         2002
                                                                 --------     --------         --------    --------
      Weighted average common shares (basic)(a).............         39.0         39.5             39.0        39.5
      Options and warrants..................................          0.5          0.8              0.5         0.9
                                                                 --------     --------         --------    --------
      Adjusted weighted average common shares (diluted).....         39.5         40.3             39.5        40.4
                                                                 ========     ========         ========    ========

      (a) Included issued and outstanding common shares subject to redemption in all periods.

     Options to purchase 2.5 and 0.1 shares of common stock outstanding at September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

NOTE 12: COMMON STOCK SUBJECT TO REDEMPTION

     On July 11, 2001, the Company entered into the Stock Repurchase Agreement with its Chairman and Chief Executive Officer (the "Chairman"). Under the Stock Repurchase Agreement, which is effective through July 1, 2013, the Chairman has the right and option to sell to the Company, and the Company has the obligation to purchase, the shares owned by the Chairman and those to which the Chairman becomes entitled through the exercise of his stock compensation awards. In addition, the Company has the right of first refusal for offers to purchase the shares received by the Chairman from third parties. All transactions under the agreement must be settled in cash. During any rolling 12-month period, the Chairman may put up to 0.4 shares to the Company; in addition, if he did not exercise his right to put the full 0.4 shares in the preceding rolling 12-month period, he may put up to 0.4 additional shares as to which he did not exercise his put option in such preceding period. The timing of the put and the periods during which he may exercise it are regulated by the terms of the agreement. The put may be exercised at a price equivalent to the average of the closing sales prices for the common stock during the last seven trading days ending on the day preceding exercise of the put.

     In accordance with Rule 5-02.28 of Regulation S-X as interpreted by EITF D-98, "Classification and Measurement of Redeemable Securities," securities that are redeemable for cash or other assets must be classified outside of permanent equity if they are redeemable at the option of the holder, as are the shares owned by the Chairman. Therefore, the shares have been classified in temporary equity at the redemption value. Changes in redemption value have been recognized through offsetting adjustments to shareholders' equity.

     The accompanying consolidated balance sheet as of December 31, 2002 has been reclassified to reflect the redemption value of the common stock subject to redemption at that date as temporary equity, as opposed to the permanent equity classification previously reported.

     On November 17, 2003, the Stock Repurchase Agreement was terminated, and, therefore, at December 31, 2003, the common stock owned by the Chairman will no longer be subject to redemption and will be classified as permanent equity at that date.

     The Company did not repurchase its shares from the Chairman during 2003. During 2002, the Company repurchased 0.4 shares from the Chairman for $6.4, or $15.96 per share. The Company immediately retired the shares it repurchased from the Chairman.


NOTE 13: SEGMENT INFORMATION

     The Company develops, manufactures and markets bar code systems, apparel systems, fabric labels, graphic tags, and identification and pricing solutions products to customers primarily in the retail and apparel manufacturing industries. In addition, the sales of the Company's products often result in the ongoing sale of supplies, replacement parts and services. The Company's printers and labelers are sold worldwide through a direct sales force, through non-exclusive manufacturers' representatives in the US and through international and export distributors and commission agents in Europe, Africa, Central and South America, and the Asia Pacific region.

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

                                                                Three Months Ended        Nine Months Ended
                                                                    September 30,           September 30,
                                                              ---------------------       -------------------
                                                                2003         2002          2003        2002
                                                              --------     --------       --------    -------
       Sales to unaffiliated customers:
       Americas..........................................    $   80.8     $   85.0       $  239.3    $  251.1
       EMEA..............................................        45.7         44.0          144.8       128.6
       Asia Pacific......................................        44.2         41.1          133.2       116.2
                                                             --------     --------       --------    --------
                 Total...................................    $  170.7     $  170.1       $  517.3    $  495.9
                                                             ========     ========       ========    ========

       Intersegment sales:
       Americas..........................................    $   12.0     $   16.8       $   42.5    $   49.1
       EMEA..............................................        10.9          9.8           30.4        31.1
       Asia Pacific......................................         3.2          2.8            9.7         7.6
       Eliminations......................................       (26.1)       (29.4)         (82.6)      (87.8)
                                                             --------     --------       --------    --------
                 Total...................................    $     --     $     --       $     --    $     --
                                                             ========      =======       ========    ========

       Operating income:
       Americas (a), (b).................................    $    2.5     $    7.2       $    8.1    $   22.9
       EMEA (a)..........................................         0.9          2.7            4.0        11.5
       Asia Pacific (a), (b).............................         8.9          9.5           29.0        26.7
                                                             --------     --------       --------    --------
                                                                 12.3         19.4           41.1        61.1
       Corporate expenses (a)............................        (4.2)        (3.9)         (16.4)      (13.0)
       Amortization of intangibles.......................        (0.1)        (0.1)          (0.3)       (0.2)
                                                             --------     --------       --------    --------
                 Total...................................    $    8.0     $   15.4       $   24.4    $   47.9
                                                             ========     ========       ========    ========

     (a) Americas, EMEA and Asia Pacific included restructuring and other charges of $3.9, $0.1 and $0.1, respectively, for the three months ended September 30, 2003, and $7.6, $1.5 and $0.1 for the nine months ended September 30, 2003. In addition, Corporate expenses included restructuring and other charges of $1.6 for the nine months ended
          September 30, 2003.

     (b) For the three and nine months ended September 30, 2003, Americas and Asia Pacific included a charge of $0.3 and $0.3, respectively, due to the impact of recording certain purchased finished goods inventory at fair value.





                                                                Three Months Ended        Nine Months Ended
                                                                    September 30,           September 30,
                                                              ---------------------       -------------------
                                                                2003         2002          2003        2002
                                                              --------     --------       --------    -------

       Depreciation and amortization:
       Americas..........................................    $    3.4     $    4.1       $    9.9    $   11.8
       EMEA..............................................         2.3          2.2            6.8         6.3
       Asia Pacific......................................         1.3          0.9            3.4         2.9
                                                             --------     --------       --------    --------
                                                                  7.0          7.2           20.1        21.0
       Corporate.........................................         1.5          0.5            2.2         1.1
                                                             --------     --------       --------    --------
                 Total...................................    $    8.5     $    7.7       $   22.3    $   22.1
                                                             ========     ========       ========    ========

       Capital expenditures:
       Americas..........................................    $    1.5     $    0.8       $    6.9    $    4.4
       EMEA..............................................         2.1          4.0            8.2         7.3
       Asia Pacific......................................         4.7          1.2            8.1         3.4
                                                             --------     --------       --------    --------
                                                                  8.3          6.0           23.2        15.1
       Corporate.........................................          --          0.6            0.7         1.1
                                                             --------     --------       --------    --------
                 Total...................................    $    8.3     $    6.6       $   23.9    $   16.2
                                                             ========     ========       ========    ========

                                                           September 30,    December 31,
                                                                2003            2002
                                                             --------       ------------
       Long-lived assets:
       Americas..........................................    $  199.3        $  193.9
       EMEA..............................................       121.3           115.2
       Asia Pacific......................................        47.8            37.2
                                                             --------        --------
                                                                368.4           346.3
       Corporate.........................................         6.1             6.3
                                                             --------        --------
                 Total...................................    $  374.5        $  352.6
                                                             ========        ========

       Total assets:
       Americas..........................................    $  314.1        $  292.1
       EMEA..............................................       228.2           207.6
       Asia Pacific......................................       116.6            91.1
                                                             --------        --------
                                                                658.9           590.8
       Corporate.........................................        51.9            48.8
                                                             --------        --------
                 Total...................................    $  710.8        $  639.6
                                                             ========        ========

NOTE 14: RESTRUCTURING AND OTHER CHARGES

     As of January 1, 2003, the Company had total unpaid severance of $0.2 recorded in connection with the Company's strategic initiatives.

     During 2003, the Company implemented specific initiatives to reduce the cost of the Company's infrastructure and improve operating efficiency. As a result, the Company recorded pre-tax charges totaling $5.6 primarily pertaining to: (1) consolidation of certain manufacturing facilities as the Company closed one manufacturing location in the US; and (2) headcount reductions, which resulted in the severance of 174 factory positions and 75 managerial and administrative positions primarily in North America and the UK.

     During the second quarter of 2003, the Company paid its former Chief Executive Officer severance of $2.0, and recorded $1.3 as restructuring and other charges and reduced its post-employment obligation by $0.7.

     During the third quarter of 2003, the Company took a non-cash charge of $3.9 to write off the remaining net book value of an Enterprise Resource Planning system no longer in use.

     The following table presents the changes in severance accrual for the nine months ended September 30, 2003:

                                          Beginning Balance                                   Ending Balance
                                           January 1, 2003     Expenses       Payments      September 30, 2003
                                           ---------------     --------       --------      ------------------
       Severance......................         $  0.2           $  6.6         $ (5.8)           $  1.0

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations for the Three and Nine Months Ended September 30, 2003
         --------------------------------------------------------------------

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

     The Company may enter into multiple element arrangements whereby it may provide a combination of products and services. Revenue from each element is recorded when the following conditions exist: (1) the product or service provided represents a separate earnings process; (2) the fair value of each element can be determined separately; and (3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles applicable to those elements as if it were one arrangement, generally on a straight-line basis. In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF No. 00-21 also supercedes certain guidance set forth in SAB No. 101. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The Company determined that the adoption of EITF No. 00-21 did not have a material impact on its results of operations or financial position.

Sales Returns and Allowances and Allowance for Doubtful Accounts

     Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of the Company's revenue for any period if management had made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt experience, customer concentrations, customer creditworthiness and current trends when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balances were $120.8, net of allowances of $10.3 at September 30, 2003, and $106.8, net of allowances of $10.2, at December 31, 2002.

Goodwill

     The Company evaluates goodwill for impairment on an annual basis or if a significant event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding its fair value. Factors the Company considers important which could trigger an impairment include the following: (1) significant under-performance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business;
(3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value. The Company assesses the existence of an impairment by comparing the implied fair values of its reporting units with their respective carrying amounts, including goodwill. During the fourth quarter of 2002, the Company completed its annual goodwill impairment assessment, and based on the results, the Company determined that no impairment of goodwill in its individual reporting units existed at October 31, 2002 and there have been no indicators of impairment since that date.

Impairment of Long-Lived Assets

     The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. There were no significant impairment losses related to long-lived assets for the three and nine months ended September 30, 2003 and 2002.

RESULTS OF OPERATIONS

Overview

     The Company's operations have been classified into three geographic segments consisting of North, Central and South America ("Americas"), Europe, the Middle East and Africa ("EMEA"), and the Asia Pacific region ("Asia Pacific"). Structurally, the Company is aligned in a geographic orientation across all product lines to better serve a customer base consisting of retailers and apparel manufacturers. The Company believes that managing the business in a consistent manner across three geographic regions and presenting a single face globally make it easier for customers to conduct business with the Company.


     The Company's results of operations for the three and nine months ended September 30, 2003 and 2002, respectively, in dollars and as a percent of sales are presented below:

                                                Three Months Ended                           Nine Months Ended
                                     ------------------------------------------ -------------------------------------------
                                      September 30, 2003    September 30, 2002    September 30, 2003     September 30, 2002
                                     -------------------- --------------------- --------------------- ---------------------
Sales............................    $  170.7   100.0%      $  170.1   100.0%     $  517.3   100.0%      $  495.9   100.0%
Cost of sales....................       106.0    62.1          105.8    62.2         321.5    62.1          303.1    61.1
                                     -------- -------       -------- -------      -------- -------       -------- -------
    Gross profit.................        64.7    37.9           64.3    37.8         195.8    37.9          192.8    38.9
Selling, general and
  administrative expenses........        52.6    30.8           48.9    28.8         160.6    31.0          144.9    29.2
Restructuring and other charges..         4.1     2.4             --      --          10.8     2.1             --      --
                                     -------- -------       -------- -------      -------- -------       -------- -------
    Operating income.............         8.0     4.7           15.4     9.0          24.4     4.8           47.9     9.7
Interest expense, net............         2.9     1.7            3.1     1.8           8.4     1.7            8.5     1.8
                                     -------- -------       -------- -------      -------- -------       -------- -------
    Income before taxes..........         5.1     3.0           12.3     7.2          16.0     3.1           39.4     7.9
Taxes on income..................         1.2     0.7            2.1     1.2           3.7     0.7            8.6     1.7
                                     -------- -------       -------- -------      -------- -------       -------- -------
    Net income...................    $    3.9     2.3%      $   10.2     6.0%     $   12.3     2.4%      $   30.8     6.2%
                                     ======== =======       ======== =======      ======== =======       ======== =======

     The continuance of a sluggish global economic environment and weakness in the retail and apparel manufacturing industries have impacted the Company's sales in 2003. For the three months ended September 30, 2003, the Company's sales increased $0.6, or 0.4%, to $170.7 compared with $170.1 for the three months ended September 30, 2002. The sales increase is attributable to the favorable impact of changes in foreign exchange rates of $4.5 and the impact of the acquisition of the business and assets of Alkahn Labels, Inc. ("Alkahn") of $3.3, offset by price deflation and lower volumes of $7.2. For the nine months ended September 30, 2003, sales increased $21.4, or 4.3%, to $517.3 compared with $495.9 for the nine months ended September 30, 2002. The sales increase is attributable to the favorable impact of changes in foreign exchange rates of $19.5 and the impact of prior acquisitions of $6.9, offset by price deflation and lower volumes of $5.0. There can be no assurance as to the extent or duration of the current sluggish economic environment or as to its future impact on the Company. Nonetheless, management believes that the Company's investments in new product development, upgraded manufacturing equipment, new technology and sales and marketing initiatives have positioned the Company to compete successfully.

     Operating income was $8.0 and $24.4 for the three and nine months ended September 30, 2003, respectively, compared with $15.4 and $47.9 for the three and nine months ended September 30, 2002. As a percent of sales, operating income was 4.7% and 4.8% for the three and nine months ended September 30, 2003, respectively, compared with 9.0% and 9.7% for the three and nine months ended September 30, 2002. The operating results for the three and nine months ended September 30, 2003 included a charge of $0.6 due to the impact of recording Alkahn's finished goods inventory at fair value and restructuring and other charges of $4.1 and $10.8, respectively, recorded in connection with the consolidation of certain operations, headcount reductions, a severance payment to the Company's former Chief Executive Officer, and a write-off of an Enterprise Resource Planning ("ERP") system no longer in use (see Note 13 of the Notes to Consolidated Financial Statements).

     Management believes that acquisitions will continue to be a fundamental element of the Company's growth. In 2003, the Company acquired the business and assets of Alkahn for $25.0. Alkahn, which produces woven labels at facilities in West Virginia, South Carolina and Hong Kong, had sales of approximately $45 in 2002 and working capital of approximately $10 at the time of acquisition. In 2002, the Company acquired the business and manufacturing assets of Disenos de Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers, and 100% of the equity of NTP Gandrudbakken AS, a manufacturer of heat transfer labels located in Norway.


Sales

     The following table presents sales by geographic operating segment:

                                             Three Months Ended                           Nine Months Ended
                                   -----------------------------------------    ----------------------------------------
                                   September 30, 2003     September 30, 2002    September 30, 2003    September 30, 2002
                                   -------------------    ------------------    ------------------    ------------------
Sales to unaffiliated customers:
Americas........................   $   80.8     47.3%     $   85.0    49.9%     $  239.3    46.3%     $  251.1    50.7%
EMEA............................       45.7     26.8          44.0    25.9         144.8    28.0         128.6    25.9
Asia Pacific....................       44.2     25.9          41.1    24.2         133.2    25.7         116.2    23.4
                                   --------  -------      -------- -------      -------- -------      -------- -------
    Total.......................   $  170.7    100.0%     $  170.1   100.0%     $  517.3   100.0%     $  495.9   100.0%
                                   ========  =======      ======== =======      ======== =======      ======== =======

     Americas sales include sales delivered through the Company's operations in North (primarily in the US), Central and South America. Sales declined $4.2, or 4.9%, to $80.8 for the three months ended September 30, 2003 compared with $85.0 for the three months ended September 30, 2002. For the nine months ended
September 30, 2003, sales declined $11.8, or 4.7%, to $239.3 compared with $251.1 for the nine months ended September 30, 2002. Management attributes the sales decline to challenging economic and retail conditions that resulted in fewer orders and smaller average transaction size and generally reduced customer demand. Management also points to a sales migration trend that continued into 2003. Many of the Company's customers have steadily moved their production facilities outside the US where they have realized labor cost efficiencies. This has resulted in a shift in the Company's geographic sales mix primarily to the Asia Pacific region.

     EMEA's sales, which include sales delivered through the Company's operations in twelve European countries, the Middle East and Africa, increased $1.7, or 3.9%, to $45.7 for the three months ended September 30, 2003 compared with $44.0 for the three months ended September 30, 2002. The increase is attributable to the favorable impact of changes in foreign exchange rates of $3.8, offset by $2.1 attributed to price deflation and reduced volumes. For the nine months ended September 30, 2003, sales increased $16.2, or 12.6%, to $144.8 compared with $128.6 for the nine months ended September 30, 2002. The increase is attributable to the favorable impact of changes in foreign exchange rates of $18.0 and the impact of a prior year acquisition of $3.3, offset by $5.1 attributed to price deflation and reduced volumes. Management believes that weakness in economic and retail conditions in EMEA and uncertainties surrounding the global economic environment continued to dampen overall customer demand, which in turn put pressure on EMEA's sales in 2003. In addition, the Company experienced sales migration to Asia Pacific as manufacturers sought to maximize production efficiencies.

     Asia Pacific consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, Korea, Bangladesh, Indonesia, Vietnam, Australia and India. Sales increased $3.1, or 7.5%, to $44.2 for the three months ended September 30, 2003 compared with $41.1 for the three months ended September 30, 2002. The increase is attributable to the increased customer demand for the Company's products of $1.9, the favorable impact of a foreign exchange rate of $0.3, and the impact of the acquisition of Alkahn of $0.9. For the nine months ended September 30, 2003, sales increased $17.0, or 14.6%, to $133.2 compared with $116.2 for the nine months ended September 30, 2002. The increase is attributable the increased customer demand for the Company's products of $15.4, the favorable impact of a foreign exchange rate of $0.7, and the impact of the acquisition of Alkahn of $0.9. The Company's operations in this region have benefited significantly from the steady and continued migration of apparel manufacturing to production facilities outside the US and Western Europe to realize labor cost and operating performance efficiencies. In addition, management believes that the Company gained market share in Asia Pacific.


Gross Profit

     Gross profit, as a percent of sales, was 37.9% for the three months ended September 30, 2003, compared with 37.8% for the three months ended September 30, 2002. The slight increase is primarily attributable to cost reductions in labor and materials, offset by a charge of $0.6 due to the impact of recording Alkahn's finished goods inventory at fair value. For the nine months ended September 30, 2003, gross profit, as a percent of sales, was 37.9% compared with 38.9% for the nine months ended September 30, 2002. The decrease is primarily attributable to the negative impact of continued price deflation, under-utilization of certain production capacity, more frequent and costly production runs on smaller orders, and a charge of $0.6 due to the impact of recording Alkahn's finished goods inventory at fair value, offset by cost reductions in labor and materials. Since 2001, management's ongoing strategy has included implementing process improvements to reduce costs in all of its manufacturing facilities, efficiently re-deploying assets to manage production capacity and transferring production to new and emerging markets in order to realize labor cost and operating performance efficiencies.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A"), as a percent of sales, increased to 30.8% and 31.0% for the three and nine months ended September 30, 2003, respectively, from 28.8% and 29.2% for the three and nine months ended September 30, 2002. The increase is primarily attributable to incremental staffing and other fixed costs necessary to support the Company's global expansion and certain incremental expenses associated with the Company's re-branding initiatives and prior acquisitions.

Restructuring and Other Charges

     During 2003, the Company implemented specific initiatives to reduce the cost of the Company's infrastructure and improve operating efficiency. As a result, the Company recorded pre-tax charges totaling $5.6 primarily pertaining to: (1) consolidation of certain manufacturing facilities as the Company closed one manufacturing location in the US; and (2) headcount reductions, which resulted in the severance of 174 factory positions and 75 managerial and administrative positions primarily in North America and the UK.

     During the second quarter of 2003, the Company paid its former Chief Executive Officer severance of $2.0, and recorded $1.3 as restructuring and other charges and reduced its post-employment obligation by $0.7.

     During the third quarter of 2003, the Company took a non-cash charge of $3.9 to write off the remaining net book value of an ERP system no longer in use.

     Presently,   the  Company  is  evaluating   additional   opportunities   to
consolidate its businesses in North America and Western Europe to increase productivity and reduce fixed costs. It is anticipated that the Company will report additional restructuring and other charges associated with these activities in the near future. Once completed, these initiatives are expected to generate $10 to $12 in annual cost reductions by 2005. Most of these savings will occur in 2004 and will be in addition to the $9 to $10 in SG&A savings previously targeted for 2004.

Operating Income

     Operating income was $8.0 and $24.4 for the three and nine months ended September 30, 2003, respectively, compared with $15.4 and $47.9 for the three and nine months ended September 30, 2002. As a percent of sales, operating income was 4.7% and 4.8% for the three and nine months ended September 30, 2003, respectively, compared with 9.0% and 9.7% for the three and nine months ended September 30, 2002. The operating results for the three and nine months ended September 30, 2003 included a charge of $0.6 due to the impact of recording Alkahn's finished goods inventory at fair value and restructuring and other charges of $4.1 and $10.8, respectively, recorded in connection with the consolidation of certain operations, headcount reductions, a severance payment to the Company's former Chief Executive Officer, and a write-off of an ERP system no longer in use. On a reportable operating segment basis, exclusive of corporate expenses and amortization of intangibles, operating income, as a percent of sales, was as follows: Americas was 3.1% and 3.4% for the three and nine months ended September 30, 2003, respectively, compared with 8.5% and 9.1% for the three and nine months ended September 30, 2002; EMEA was 2.0% and 2.8% for the three and nine months ended September 30, 2003, respectively, compared with 6.1% and 8.9% for the three and nine months ended September 30, 2002; and Asia Pacific was 20.1% and 21.8% for the three and nine months ended September 30, 2003, respectively, compared with 23.1% and 23.0% for the three and nine months ended September 30, 2002. Americas, EMEA and Asia Pacific included restructuring and other charges, as a percent of sales, of 4.8%, 0.2% and 0.2%, respectively, for the three months ended September 30, 2003, and 3.2%, 1.0% and 0.1% for the nine months ended September 30, 2003. In addition, Americas and Asia Pacific included a charge due to the impact of recording Alkahn's finished goods inventory at fair value, as a percent of sales, of 0.4% and 0.7%, respectively, for the three months ended September 30, 2003, and 0.1% and 0.2% for the nine months ended September 30, 2003.

Interest Expense, Net

     Interest expense, net of interest income on invested cash, was $2.9 and $8.4 for the three and nine months ended September 30, 2003, respectively, compared with $3.1 and $8.5 for the three and nine months ended September 30, 2002. The decrease is primarily attributable to higher interest income on invested cash.

Taxes on Income

     The effective tax rates for the nine months ended September 30, 2003 and 2002 were 23.0% and 21.8%, respectively.

Liquidity and Capital Resources

     The following table presents summary cash flow information for the periods indicated:

                                                                   Nine Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                    2003          2002
                                                                 --------      --------

       Net cash provided by operating activities.............    $   29.3      $   37.1
       Net cash used in investing activities.................       (52.1)        (37.8)
       Net cash provided by financing activities.............        34.4          13.7
                                                                 --------      --------
                 Total change in cash and cash equivalents (a)   $   11.6      $   13.0
                                                                 ========      ========

----------

(a) Before the effect of exchange rate changes on cash flows.

Operating Activities

     Cash provided by operating activities is a primary source of funds to finance operating needs and growth opportunities. The Company's revolving credit agreement provides additional liquidity for seasonal and specific-purpose expenditures. Net cash provided by operating activities was $29.3 for the nine months ended September 30, 2003 compared with $37.1 for the nine months ended September 30, 2002. Management believes that the Company will continue to generate cash from its operating activities for the foreseeable future supplemented by availability under its revolving credit agreement to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

     Working capital and the corresponding current ratio were $193.9 and 2.6:1 and $154.4 and 2.4:1 at September 30, 2003 and December 31, 2002, respectively. The increase in working capital resulted primarily from increases in cash and cash equivalents, accounts receivable, inventories and other current assets and decrease in accounts payable, offset by increases in accrued liabilities, accrued taxes on income and amounts due to banks.

Investing Activities

     For the nine months ended September 30, 2003, the Company continued to upgrade production machinery, proceed with its ERP system conversions, and grow and expand the Company's operations in the emerging markets of Central and South America, EMEA and Asia Pacific. In addition, during the third quarter of 2003, the Company acquired the business and assets of Alkahn, a manufacturer of woven labels, for $25.0. Management does not expect this acquisition to have a material impact on the Company's results of operations or financial condition.

     Investing activities for the nine months ended September 30, 2002 consisted of acquisitions of the business and manufacturing assets of Disenos de Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers, and NTP Gandrudbakken AS, a manufacturer of heat transfer labels, continued production machinery upgrades and the ERP system conversions, and the costs associated with growth and expansion of the Company's operations in Central and South America, EMEA and Asia Pacific markets.

Financing Activities

     The components of total capital as of September 30, 2003 and December 31, 2002, respectively, are presented below:

                                                                             September 30,    December 31,
                                                                                2003             2002
                                                                             -----------      -----------

       Due to banks.......................................................      $    4.4         $    2.1
       Current maturities of long-term debt...............................           0.1              0.1
       Long-term debt.....................................................         198.2            164.5
                                                                             -----------      -----------

       Total debt.........................................................         202.7            166.7
       Common stock subject to redemption.................................          33.2             37.6
       Shareholders' equity...............................................         330.8            300.0
                                                                             -----------      -----------

       Total capital......................................................      $  566.7         $  504.3
                                                                             ===========      ===========

       Total debt as a percent of total capital...........................          35.8%            33.1%
                                                                             ===========      ===========

     Management believes that the borrowings available under the Company's revolving credit agreement provide sufficient liquidity to supplement the Company's operating cash flow to support the Company's planned business activities and seasonal and specific-purpose expenditures. For the nine months ended September 30, 2003 and 2002, net borrowings of the Company's outstanding debt were $36.0 and $13.8, respectively.

     The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the nine months ended September 30, 2003 and 2002, the Company received proceeds of $3.5 and $9.0, respectively, from common stock issued under its employee stock option and stock purchase plans.

     The Company has a stock repurchase plan with an authorization to use up to $150 in total for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. For the nine months ended September 30, 2003, the Company repurchased 469,000 shares for an aggregate price of $5.1, or $10.80 per share. Since the inception of the stock repurchase program, the Company repurchased 12,293,000 of its shares for an aggregate price of $122.0, or $9.92 per share. The Company immediately retired the repurchased shares. As of September 30, 2003, the Company had $28.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions. The Company believes that funds from future operating cash flows and funds available under its revolving credit agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

     In addition to the stock repurchase plan, the Company entered into the Stock Repurchase Agreement, dated July 11, 2001, with its Chairman and Chief Executive Officer (the "Chairman"). On November 17, 2003, the stock repurchase agreement was terminated. Under the Stock Repurchase Agreement, which was effective through July 1, 2013, the Chairman had the right and option to sell to the Company, and the Company had the obligation to purchase, the shares owned by the Chairman and those to which the Chairman became entitled through the exercise of his stock compensation awards. Additionally, the Company had the right of first refusal for offers to purchase the shares received by the Chairman from third parties. All transactions under the agreement must be settled in cash. During any rolling 12-month period, the Chairman may put up to 400,000 shares to the Company; in addition, if he did not exercise his right to put the full 400,000 shares in the preceding rolling 12-month period, he may put up to 400,000 additional shares as to which he did not exercise his put option in such preceding period. The timing of the put and the periods during which he may exercise it were regulated by the terms of the agreement. The put may be exercised at a price equivalent to the average of the closing sales prices for the common stock during the last seven trading days ending on the day preceding exercise of the put.

     The Company did not repurchase its shares from the Chairman during 2003. During 2002, the Company repurchased 399,000 shares from the Chairman for $6.4, or $15.96 per share. The Company immediately retired the shares it repurchased from the Chairman.

     In accordance with Rule 5-02.28 of Regulation S-X as interpreted by EITF D-98, "Classification and Measurement of Redeemable Securities," securities that are redeemable for cash or other assets must be classified outside of permanent equity if they are redeemable at the option of the holder, as are the shares owned by the Chairman. Therefore, the shares have been classified in temporary equity at the redemption value. Changes in redemption value have been recognized through offsetting adjustments to shareholders' equity.

     The accompanying consolidated balance sheet as of December 31, 2002 has been reclassified to reflect the redemption value of the common stock subject to redemption at that date as temporary equity, as opposed to the permanent equity classification previously reported.

     As the Stock Repurchase Agreement was terminated in November 2003, the common stock owned by the Chairman is no longer subject to redemption and will be classified as permanent equity at December 31, 2003.

Financing Arrangement - Amended and Restated Credit Agreement

     In September 2002, the Company entered into a three-year, $150 revolving credit agreement with a group of five domestic and international banks. The agreement amended and restated the Company's previous revolving credit facility. Under the credit agreement, the Company pays a facility fee determined by reference to the debt to EBITDA ratio. The applicable percentage for the facility fee at September 30, 2003 was 0.35%. Borrowings under the credit agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified financial thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (4.00% and 4.25% at September 30, 2003 and December 31, 2002, respectively), and are guaranteed by certain domestic subsidiaries of the Company.

     The credit facility, among other things, limits the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers and make investments in certain subsidiaries. The credit facility contains certain customary events of default, which generally give the banks the right to accelerate payments of outstanding debt. Under the credit facility, these events include:

     o    failure to maintain required  financial  covenant ratios, as described below;
     o failure to make a payment of principal, interest or fees within two days of its due date;
     o default, beyond any applicable grace period, on any aggregate indebtedness of the Company exceeding $0.5;
     o    judgment or order involving a liability in excess of $0.5; and
     o occurrence of certain events constituting a change of control of the Company.


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

     The Company's revolving credit agreement defines debt as including all obligations to purchase, redeem, retire, or otherwise make any payment in respect of any capital stock. Accordingly, the Company should have reflected in its quarterly debt covenant compliance calculations provided to its banks and certain other lending institutions its obligations to purchase common stock from its Chairman and Chief Executive Officer as the obligations had been existent from the inception of the agreement. Such obligations, however, had been inadvertently omitted from the Company's compliance calculations. Because this omission placed the Company in technical default under the terms of the agreement, the Company obtained temporary waivers from its banks to prevent immediate call of the Company's debt by the banks. The Company expects to receive permanent waivers immediately after the filing of this quarterly report and related reports and to be in technical compliance and in compliance with all debt covenants during the fourth quarter of 2003. Additionally, the Company no longer has the obligations to purchase or redeem any of its common stock as the Stock Repurchase Agreement between the Company and its Chairman and Chief Executive Officer was terminated on November 17, 2003. (See Note 12 of the Notes to Consolidated Financial Statements.)

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

     The Company sells its products in many countries and a substantial portion of its net sales and costs and expenses are denominated in foreign currencies. A significant portion of the Company's sales for the three months ended September 30, 2003 was derived from customers located outside the US, principally in EMEA and Asia Pacific, where the Company also manufactures its products. This exposes the Company to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flows. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers and global apparel manufacturers that have historically paid their accounts payable balances with the Company.

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

     o Rate of migration of garment manufacturing industry moving from the US and Western Europe

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------
a) Exhibits.

     Exhibit 31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     Exhibit 31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     Exhibit 32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) or 18 U.S.C. 1350.

     Exhibit 32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) or 18 U.S.C. 1350.

b) Reports on Form 8-K

     Current Report on Form 8-K, dated July 29, 2003, reporting under Items 9 and 12 that the Registrant issued a press release announcing its second quarter 2003 earnings.

     Current Report on Form 8-K, dated August 6, 2003, as amended by Current Report on Form 8-K/A, reporting under Item 4 that the Audit Committee of the Board of the Directors of the Registrant dismissed PricewaterhouseCoopers LLP as its independent accountant effective upon completion of services related to the review of the June 30, 2003 financial statements and certain related matters.

     Current Report on Form 8-K, dated September 4, 2003, reporting under Item 9 that the Registrant acquired the business and assets of Alkahn Labels, Inc.

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





                                                Paxar Corporation
                                                -----------------------------
                                                Registrant




                                                By:  /s/ Larry M. Segall
                                                -----------------------------
                                                Vice President and Controller
                                                (Chief Accounting Officer)



                                                November 19, 2003
                                                -----------------------------
                                                Date