Form 10-K
period 2003-12-31
PAXAR CORP
filed 2004-03-15
CIK 75681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2003
                               -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  _________ to_________

                         Commission File Number: 1-9493
                                                 ------

                                Paxar Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

                          New York                     13-5670050
                          --------                     ----------
              (State or other jurisdiction of       (I.R.S. Employer
               Incorporation or organization)      Identification No.)

                   105 Corporate Park Drive
                    White Plains, New York                 10604
                    ----------------------                 -----
                     (Address of principal              (Zip Code)
                      executive offices)

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $382,972,000. On such date, the closing price of the registrant's Common Stock, as quoted on the New York Stock Exchange, was $11.00.

    The registrant had 39,644,756 shares of Common Stock outstanding as of March 12, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K is herein incorporated by reference from the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant's Annual Meeting of Shareholders scheduled to be held on April 29, 2004.

================================================================================

                                     PART I

Item 1:  Business

    Paxar Corporation ("Paxar" or the "Company"), incorporated in the State of New York in 1946, is a global leader in providing innovative merchandising solutions to retailers and apparel manufacturers. The Company's business includes the design, manufacture and distribution of a wide variety of tags and labels, including labels with bar codes, as well as printers and the associated supplies for customers who prefer the flexibility of creating labels and tags on an "as-needed" basis in their facilities. Product design and reengineering, as well as data management services, are becoming more important as the Company continues to differentiate itself as a global leader.

    The Company has core competencies that range from graphic design to coating, weaving, design of mechanical and electronic printers, and systems integration. The Company believes that its vertical integration enhances product quality, provides manufacturing economies and helps drive product innovation.

    The Company manufactures finished labels and tags primarily for retailers and apparel manufacturers. It also manufactures the printers, the paper and fabric substrates, and the inks for in-plant tag and label printing systems. The Company manufactures electronic bar code systems and hand-held mechanical labelers for use in retail stores and distribution centers as well as for remote tracking applications. The Company also designs integrated systems for large in-store and warehouse applications, such as inventory control and distribution management. In addition, the Company provides service for its printers and mechanical labelers at customer locations worldwide and in its own facilities at multiple locations.

    The Company operates globally, with more than 60% of its sales outside the United States. Organizationally, it manages its operations across three major geographies: North, Central and South America ("Americas"), Europe, the Middle East and Africa ("EMEA"), and the Asia Pacific region ("Asia Pacific"). The Company's entire array of products and services is offered for sale across each of the aforementioned geographies. During 2003, the Company opened new operations in Bangladesh, Indonesia, Portugal, Morocco, Mauritius, Peru and Vietnam. Additionally, the Company's operations in China, Honduras, Turkey and Sri Lanka have expanded significantly during the last three years. As of December 31, 2003, the Company had 74 manufacturing facilities and sales offices located in 35 countries, and employed a total of approximately 8,400 persons worldwide. In addition, the Company sells its products through independent distributors in 15 countries in which Paxar does not sell directly to the final customer.

Acquisition

    In September 2003, the Company acquired the business and assets of Alkahn Labels, Inc. ("Alkahn"), including all of the equity of Alkahn-Hong Kong Limited, for $25 million plus the assumption of certain trade liabilities. Alkahn, which produces woven labels, had sales in 2002 of approximately $45 million.

Recent Events

Restatement

     In the fourth quarter of 2003, the Company reconsidered its accounting and reporting matters related to its obligations to purchase redeemable common shares under a Stock Repurchase Agreement (the "Agreement"), dated July 11, 2001, with its Chairman and Chief Executive Officer (the "Chairman"). In accordance with Rule 5-02.28 of Regulation S-X, or Accounting Series Release No. 268, "Redeemable Preferred Stocks," (issued by the Securities and Exchange Commission ("SEC") on July 27, 1979), as interpreted by the Emerging Issues Task Force Topic ("EITF") D-98, "Classification and Measurement of Redeemable Securities," (issued by the Financial Accounting Standards Board on July 19,
2001), securities that are redeemable for cash or other assets must be classified outside of shareholders' equity, if they are redeemable at the option of the holder, as were the redeemable common shares owned by the Chairman. The Company concluded that Rule 5-02.28, as interpreted by EITF Topic D-98, applied to the redeemable common shares because the redemption features were not solely within its control. While Rule 5-02.28 specifically addressed redeemable preferred stocks, EITF Topic D-98 makes it clear that redeemable preferred stock is analogous to other equity instruments, including common shares. Accordingly, the Company determined that the redeemable common shares should have been classified as temporary equity in its financial statements for periods ended after July 11, 2001 until the Agreement was terminated on November 17, 2003. As a result, the Company has restated its balance sheet as of December 31, 2002 to report the redemption value of redeemable common stock outside of shareholders' equity, as "Common Stock Subject to Redemption." The redeemable common stock was previously reported within shareholders' equity. Corresponding revisions have also been made to the consolidated statements of shareholders' equity and comprehensive income.

    As the Agreement was terminated on November 17, 2003, the redeemable common shares owned by the Chairman are no longer subject to redemption and therefore are classified as permanent equity in the financial statements at December 31, 2003.

    As the Company was unable to have the reclassification adjustments pertaining to its 2001 financial statements audited, the 2001 financial statements and related note disclosures contained herein are unaudited and are labeled as such.

    Since the Company is unable to file three years of audited financial information in its 2003 Annual Report on Form 10-K as required under Rules 3-01 and 3-02 of Regulation S-X, the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") will not be in full compliance with the requirements of the Exchange Act. As a result, the effectiveness of the Company's Registration Statements on Form S-8 (Nos. 333-38923, 333-43694, and 333-43696) will be suspended, and the Company will be unable to issue shares under its employee stock purchase and stock option plans. In addition, the Company will not be in compliance with Item 13(a)(1) of Schedule 14A under the Exchange Act in connection with its solicitation of proxies for its 2004 annual meeting of shareholders. During any period when the Company is not current in its SEC reports, neither affiliates of the Company nor any person that purchased shares from the Company in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933. The Company expects that it will again have three years of audited financial information on file with the SEC and its Exchange Act reports will comply with SEC requirements when the Company files its 2004 audited financial statements with its 2004 Annual Report on Form 10-K.

Stock Repurchase

    The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 million for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. During 2003, the Company repurchased 469,000 shares for an aggregate price of $5.1 million, or an average of $10.80 per share. Since the inception of the stock repurchase program, the Company has repurchased 12,293,000 of its shares for an aggregate price of $122.0 million, or an average of $9.92 per share. The Company immediately retired the repurchased shares. As of December 31, 2003, the Company had $28.0 million available under its $150 million stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability.

Products and Services

1.   Apparel Identification Products

        The Company manufactures woven, printed and heat transfer labels in its facilities around the world. Labels are attached to garments early in the manufacturing process. They provide brand, size, country of origin, care and content information for consumers and tracking information for retailers. Multi-color woven labels are produced on jacquard broad looms and needle looms. Printed labels are produced on coated fabrics and narrow woven-edge fabrics made by the Company. The coating, weaving, dyeing, finishing and printing of printed labels are accomplished using proprietary processes developed by Paxar. Heat transfer labels are produced using the technology that combines specially formulated inks and adhesives in a process involving heat, pressure and dwell time. In addition to manufacturing these products, the Company operates service bureaus around the world to provide delivery of its products on an accelerated basis, often in less than 48 hours.

        Paxar has developed many innovative specialty labels. Some incorporate security features to protect in-store merchandise from theft and to protect branded apparel from counterfeiters, while others meet industrial needs, such as those that remain legible on uniforms through repeated industrial washings.

        The Company also manufactures multi-color graphic tags around the world primarily for sale to retailers and apparel manufacturers. Generally, graphic tags are printed on paper and paperboard of various specifications. In addition, the Company provides these tags on specialty substrates such as plastic, translucent film and metals.

        Creative design services are an important value-added component of Paxar's relationship with its customers; a global presence is required to enable "source tagging" of garments by the manufacturer wherever the garments are produced; electronic global data management ensures data integrity; and having state-of-the-art presses and other equipment enables "just-in-time-delivery" of tags meeting customer specifications. The Company has these capabilities and resources and constantly strives to strengthen them.

        Manufacturers attach the tags to completed garments to provide brand and other promotional information to support point-of-sale merchandising.

        The Company also provides tags to retailers for application in their distribution centers. In these cases, the tags can be either plain black and white with human-readable information (letters and numbers) and a bar code or a multi-color graphic tag with promotional information as well as price and other variable information. In these latter situations, Paxar generally preprints the multi-color tag and then puts the tag through a second print process to apply variable information, which generally includes a bar code. This two-step process allows for just-in-time delivery of large volumes of tags once the customer conveys the variable information (i.e., price, department, etc.).

        As with fabric labels, the Company operates service bureaus around the world to provide customers with rapid delivery of graphic tags and manufactures graphic tags that incorporate security features to protect in-store merchandise from theft and to protect branded apparel from counterfeiters.

        Generally, manufacturers use the Company's apparel systems to print, cut and batch large volumes of labels and tags in their own facilities. Such systems are also capable of printing variable information on various fabric and paper substrates. They may also contain bar codes. The Company has developed systems to put permanent bar code labels on apparel fabric using specialty stocks and inks. Permanent bar codes provide the manufacturers with information regarding the date and place of production. This information is critical in the event of customer returns.

        Paxar produces all the components of apparel systems, including printers, fabrics, inks and printing accessories such as label cutters and stackers. The sale of a system usually results in the ongoing sale of inks, fabrics, services and replacement parts to the customer.

        The newer systems give designers and retailers of branded and retail apparel and the contractors who actually manufacture the items the capability to exchange order and shipping information quickly and easily over the Internet. This feature gives contractors the ability to download customer specifications for each label to be printed from a password-protected Web site and to print that information in their facilities on Paxar label stock.

2.   Bar Code and Pricing Solutions

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

        Bar Code (BCS) customers are primarily in the retail industry, particularly mass merchandisers, large retail stores and distribution centers. Bar coding is essential to optimization of integrated, global supply chain management solutions. In addition, bar code labels are used for price and inventory marking in stores and to pre-mark items in distribution centers.

        The Company's printers are available in handheld, portable and tabletop models.

        Recently, the Company introduced a tabletop printer specifically designed to write to RFID (or radio frequency identification) chips embedded in thermal direct or thermal transfer bar code labels. This model tests the chip, writes to the chip, verifies that the information is correct, and prints human-readable information and bar code data. RFID is a fast emerging technology that wirelessly transmits product serial numbers or other encoded information to a scanner without the need for human intervention. The Company believes that it creates new opportunities for retailers, suppliers and manufacturers to improve warehouse/distribution control, supply chain management and logistics tracking. The Company plans to continue to develop innovative RFID-enabled products as RFID becomes integral to the way retailers, suppliers and manufacturers do business.

        Pricing and Identification (IPS) handheld mechanical labelers print human-readable information for retail store and distribution center price and inventory marking, as well as promotional item marking. IPS products are also used for food freshness dating and for component identification in the automotive, medical and other industries. In addition to manufacturing the printers, the Company produces the adhesive labels used in the labelers and supports the complete system with a service team.

Sales by Product

    The following table presents sales (in millions) by product:

                                                   2003                  2002                   2001
                                             ------------------------------------------------------------
                                                                                             (unaudited)
      Apparel Identification Products....  $  482.5     67.8%     $  438.8    65.7%      $  379.0    62.1%
      Bar Code and Pricing Solutions.....     229.5     32.2         229.0    34.3          231.6    37.9
                                           --------  -------      -------- -------       -------- -------
         Total...........................  $  712.0    100.0%     $  667.8   100.0%      $  610.6   100.0%
                                           ========  =======      ======== =======       ======== =======

Customers

    A significant majority of the Company's customers are either retailers or manufacturers of branded apparel. Retailers qualify and specify Paxar as an approved supplier of labels and tags to contractors that manufacture private label apparel for the retailers. In addition, retailers purchase Paxar's BCS and IPS products and services for in-store item marking and to facilitate the efficient movement of goods from suppliers to consumers. Usually, Paxar competes with other qualified suppliers for the contractors' business; therefore, reliability and service are critically important.

    No one customer accounted for more than 10% of the Company's revenues or accounts receivable in either 2003, 2002 or 2001.

Competition

    The Company continues to be a market leader in developing and providing innovative products and solutions that add significant value for its customers both in brand building and data management. In addition, while striving to maintain the lowest-cost-producer profile, the Company is fully committed to providing its customers with products that are supported with exceptional service and quality.

    Increasingly, global capabilities are of critical importance. On a global product basis, the Company believes that it is the market leader in fabric labels, apparel systems and BCS products and services for retailers; that it is among the largest suppliers of graphic tags for apparel; and that it is the number one or a close number two supplier of IPS products. The Company competes, both domestically and internationally, with a number of small and medium-sized firms in addition to four larger firms. The larger competitors are: Avery Dennison Corporation in apparel labels and tags; Zebra Technologies Corporation in BCS printers; Moore Wallace Inc. in BCS labels; and Checkpoint Systems, Inc. in IPS.

Sales and Marketing

    A majority of the Company's sales are derived from salespeople employed by the Company who call directly upon its customers. Non-exclusive manufacturers' representatives, international and export distributors, and commission agents account for a less significant portion of total sales. Paxar has approximately 230 sales people in Americas; approximately 170 sales people in EMEA; and approximately 150 sales people in Asia Pacific.

    Generally, the Company's salespeople are compensated on the basis of salary plus a bonus. Non-exclusive manufacturers' representatives sell the Company's products on a commission basis.

    IPS products are also marketed through office-supply retailers and by a catalog, which provides a cost-effective way for the Company to reach smaller retailers.

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

Backlog

    The Company's total backlog of orders was approximately $57 million and $49 million at December 31, 2003 and 2002, respectively. Backlog is not a reliable indicator of future sales activity because more than 80 percent of annual sales consist of orders that the Company typically fills within one month of receipt. The balance of the orders are for products that are ordered to individual customer specifications for delivery within two to three months.

Research and Development

    The Company believes that continuous product innovation helps it to compete effectively in its markets. Through its research and product development investments, the Company continues to introduce new products to serve the needs of its customers. The Company's research and development expenses were approximately $7 million, $8 million and $7 million in 2003, 2002 and 2001, respectively. The Company had 72 research and development personnel as of December 31, 2003.

Environmental Compliance

    The Company is subject to various federal, state and local environmental laws and regulations limiting or related to the use, emission, discharge, storage, treatment, handling and disposal of hazardous substances. Federal laws that are particularly applicable are:

       o Water Pollution Control Act
       o Clear Air Act of 1970 (as amended in 1990)
       o Resource Conservation and Recovery Act (including amendments relating to underground tanks)

    The Company has been named a potentially responsible party relating to contamination that occurred at certain super-fund sites. Management does not expect the ultimate outcome of this matter to be material in relation to the Company's results of operations or financial condition.

Employees

    The Company had approximately 8,400 employees worldwide at December 31, 2003. Approximately 150 production employees of the Company in three locations in the US are covered by four different union contracts, which expire at various times from June 2004 to January 2005. The Company has no recent history of material labor disputes. The Company believes that it has good employee relations.

Financial Information About Geographic Areas

    The information required by this Item is incorporated by reference to the Company's Financial Statements included elsewhere in this report. (See Part IV,
Item 15, Note 11.)

Available Information

    Paxar files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document Paxar files at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a Web site (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Paxar) file electronically with the SEC.

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

Cautionary Statement Pursuant to "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

    Except for historical information, the Company's reports to the SEC on Form 10-K, Form 10-Q and Form 8-K and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" concerning the Company's objectives and expectations with respect to gross profit, expenses, operating performance, capital expenditures and cash flows. The Company's success in achieving the objectives and expectations is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. Among others the risks and uncertainties include:

    o Worldwide economic and other business conditions that could affect demand for the Company's products in the US or international markets;
    o Rate of migration of garment manufacturing industry moving from the US and Western Europe;
    o The mix of products sold and the profit margins thereon;
    o Order cancellation or a reduction in orders from customers;
    o Competitive product offerings and pricing actions;
    o The availability and pricing of key raw materials;
    o The level of manufacturing productivity; and
    o Dependence on key members of management.

    Additionally, the Company's forward-looking statements contain the following assumptions, among others, that are specific to the Company and/or the markets in which it operates:

    o There are no substantial adverse changes in the exchange relationship between the British Pound or the Euro and the US Dollar;
    o Low or negative economic growth, particularly in the US, the UK or Europe, will not occur and affect consumer spending in those countries;
    o There will continue to be adequate supply of the Company's raw materials and components at economic terms;
    o The Company's new Enterprise Resource Planning systems can be successfully integrated into the Company's operations;
    o The Company can continue to expand its manufacturing and distribution capacity in developing markets; and
    o There are no substantial adverse changes in the political climates of developing and other countries in which the Company has operations and countries in which the Company will endeavor to establish operations in concert with its major customers' migrations to lower-production-cost countries.

    Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Financial Information About Operations in the United States and Other Countries

    The information required by this Item is incorporated by reference to the Company's Financial Statements included elsewhere in this report. (See Part IV,
Item 15, Note 11.)

Item 2:  Properties

    The Company uses the following principal facilities in its operations:

                                                    Square      Owned/       Lease
               Location                            Footage      Leased   Expiration                Used For
       --------------------------------------      ------       ------   ----------   ----------------------------------
       North America:
          Ontario, Canada....................       37,169     Leased         2008     Administrative and warehousing
          Thief River Falls, Minnesota.......       23,200     Leased         2011     Administrative and manufacturing
          Lenoir, North Carolina.............      117,000     Owned                   Administrative and manufacturing
          Lenoir, North Carolina.............       20,000     Leased        Monthly   Manufacturing and warehousing
          Lenoir, North Carolina.............       48,000     Leased         2009     Warehousing
          Fair Lawn, New Jersey..............       20,221     Leased         2012     Administrative and warehousing
          Orangeburg, New York...............       60,000     Owned                   Administrative and manufacturing
          Waverly, New York..................       15,000     Leased         2004     Warehousing
          White Plains, New York.............       29,538     Leased         2011     Administrative
          Huber Heights, Ohio................      104,000     Owned                   Administrative and manufacturing
          Miamisburg, Ohio...................      350,170     Owned                   Administrative and manufacturing
          Sayre, Pennsylvania................       66,000     Owned                   Administrative and manufacturing
          Sayre, Pennsylvania................       36,000     Leased        Monthly   Administrative and manufacturing
          Rock Hill, South Carolina..........       56,000     Owned                   Administrative and manufacturing
          Hillsville, Virginia...............       46,630     Leased         2006     Manufacturing
          Hillsville, Virginia...............       33,108     Owned                   Manufacturing
          Weston, West Virginia..............       96,000     Owned                   Administrative and manufacturing
       Central and South America:
          Antioquia, Colombia................       26,000     Leased         2005     Administrative and warehousing
          Cortes, Honduras...................       29,276     Leased         2008     Administrative and manufacturing
          Lerma, Mexico......................       37,652     Leased         2005     Administrative and manufacturing
          Mexico City, Mexico................       42,635     Owned                   Administrative and manufacturing
       Europe, the Middle East, and Africa:
          Congleton, England.................       26,300     Owned                   Administrative and manufacturing
          Harlow, England....................       62,500     Leased         2013     Administrative and manufacturing
          Milton Keynes, England.............       32,365     Leased         2015     Administrative
          Nottingham, England................       28,606     Owned                   Administrative and manufacturing
          Runcorn, England...................       37,237     Leased         2005     Administrative and manufacturing
          Runcorn, England...................       21,525     Leased         2011     Administrative and manufacturing
          Runcorn, England...................       38,349     Leased         2011     Manufacturing
          Fontenay Sous Bois, France.........       40,838     Leased         2009     Administrative and warehousing
          Lohne, Germany.....................       17,004     Leased         2012     Administrative and warehousing
          Sprockhovel, Germany...............       12,917     Owned                   Administrative and manufacturing
          Sprockhovel, Germany...............       66,737     Leased         2006     Administrative and manufacturing
          Sprockhovel, Germany...............       38,750     Leased         2007     Warehousing
          Ancarano, Italy....................      133,680     Owned                   Administrative and manufacturing
          Carpi, Italy.......................       16,684     Leased         2009     Administrative and manufacturing
          Casablanca, Morocco................       13,993     Leased         2008     Administrative and warehousing
          Gaupne, Norway.....................       37,458     Owned                   Administrative and manufacturing
          Bucharest, Romania.................       13,060     Leased         2006     Administrative and warehousing
          Barcelona, Spain...................       16,146     Leased         2006     Administrative and warehousing
          Istanbul, Turkey...................       42,000     Leased         2006     Administrative and warehousing
          Saray, Turkey......................       76,480     Owned                   Administrative and manufacturing
       Asia Pacific:
          Sydney, Australia..................       17,248     Owned                   Administrative and manufacturing
          Dhaka, Bangladesh..................       66,691     Leased         2032     Administrative and manufacturing
          Panyu City, China..................       58,979     Owned                   Administrative
          Panyu City, China..................       24,640     Leased         2004     Manufacturing
          Panyu City, China..................      209,285     Leased         2012     Manufacturing

                                                    Square      Owned/       Lease
               Location                            Footage      Leased   Expiration                Used For
       --------------------------------------      -------      ------   ----------   ----------------------------------
          Hong Kong..........................      138,629     Leased         2004     Administrative and manufacturing
          Hong Kong..........................      119,525     Leased         2005     Administrative and manufacturing
          Seoul, Korea.......................       10,236     Leased         2004     Administrative and warehousing
          Malaysia...........................       12,000     Leased         2004     Administrative and manufacturing
          Singapore..........................       17,012     Leased         2005     Administrative and manufacturing
          Malwana, Sri Lanka.................      130,680     Leased         2047     Administrative and manufacturing
          Binh Duong, Vietnam................       10,463     Leased         2006     Administrative and manufacturing

    In addition to the above facilities, the Company has other facilities and sales offices located throughout the world.

    The Company believes that its facilities are adequate to maintain its existing business activities.

Item 3:  Legal Proceedings

    The Company is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, there are no legal proceedings that will have a material adverse effect on the Company's results of operations or financial condition.

Item 4:  Submission of Matters to a Vote of Security Holders

    None.

                                     PART II

Item 5:  Market for Registrant's Common Equity and Related Shareholder Matters

    The Company's common stock is traded on the New York Stock Exchange using the symbol "PXR." The following table sets forth the 2003 and 2002 high and low sales prices of the Company's common stock as reported on the New York Stock Exchange for the periods indicated.

                                                               Sales Prices
                                                             ---------------
                                                             High        Low
               Calendar Year 2003                            ----        ----

                  First Quarter.......................    $  15.35   $   9.80
                  Second Quarter......................       12.15       9.30
                  Third Quarter.......................       14.33      10.90
                  Fourth Quarter......................       13.90      11.46
               Calendar Year 2002
                  First Quarter.......................    $  17.55   $  14.03
                  Second Quarter......................       18.05      15.70
                  Third Quarter.......................       17.15      12.20
                  Fourth Quarter......................       15.43      12.35

    As of March 8, 2004, there were approximately 1,600 record holders of the Company's common stock.

    The Company has never paid any cash dividends on its common stock and currently has no intention of doing so.

    Information regarding the Company's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is incorporated herein by reference to Item 12 of this Annual Report on Form 10-K.

Item 6:  Selected Financial Data

    The following selected consolidated financial data as of and for the five-year period ended December 31, 2003 has been derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2003 and Management's Discussion and Analysis of Financial Condition and Results of Operations.


    All amounts are stated in millions, except per share data.
                                                                          2003     2002 (d)   2001 (d)      2000       1999
                                                                       ---------  ---------  --------- -------------- -------
Operating Results
Sales (a).........................................................     $  712.0   $  667.8   $  610.6    $  645.4   $  661.8
Operating income (b)..............................................         31.5       60.5       32.6        60.4       64.0
Net income (c)....................................................         14.6       40.3       18.8        77.5       33.4
Basic earnings per share (c)......................................         0.37       1.02       0.45        1.74       0.72
Diluted earnings per share (c)....................................         0.37       1.00       0.44        1.73       0.71
Financial Condition
Total assets......................................................     $  714.9   $  639.6   $  583.8    $  603.4   $  621.9
Total debt........................................................        194.6      166.7      166.4       166.8      208.7
Common stock subject to redemption (d)............................           --       37.6       46.6          --         --
Shareholders' equity (d)..........................................        377.3      300.0      239.5       303.3      281.9
Total debt as a percent of total capital..........................         34.0%      33.1%      36.8%       35.5%      42.5%
----------

(a) Includes $13.8 and $80.8 of International Imaging Materials, Inc. ("IIMAK")'s sales in 2000 and 1999, respectively.
(b) Includes the integration/restructuring and other costs of $20.4, $13.3, $1.9 and $5.0 in 2003, 2001, 2000 and 1999, respectively; $7.3 of post-employment benefit costs pertaining to the one-time, prior period service costs in 2001; $2.5 due to the purchase accounting impact of recording inventories of Bornemann & Bick at fair value in 2000; amortization of goodwill of $6.0, $5.7 and $6.1 in 2001, 2000 and 1999, respectively; and $2.1 and $12.5 of IIMAK's operating income in 2000 and 1999, respectively.
(c) Includes items cited in note (b) and $50.3 ($40.3 after taxes) of gain on sale of IIMAK in 2000.
(d) Includes amounts restated in 2002 and in 2001. (See Note 2 of the Notes to the Consolidated Financial Statements.)

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

    All references to years relate to fiscal years ended on December 31, and all amounts in the following discussion are stated in millions, except headcount, share and per share data. All information related to 2001 is unaudited.

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

Revenue Recognition

    Revenue is recognized at the time of shipment and includes freight billed to customers.

    Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission ("SEC") requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and services rendered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

    In addition, in accordance with SAB No. 104, "Revenue Recognition, revised and updated," the Company recognizes revenues from fixed price service contracts on a pro-rata basis over the life of the contract as they are generally performed evenly over the contract period. Revenues derived from other service contracts are recognized when the services are performed.

    The Company periodically enters into multiple element arrangements whereby it may provide a combination of products and services. Revenue from each element is recorded when the following conditions exist: (1) the product or service provided represents a separate earnings process; (2) the fair value of each element can be determined separately; and (3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles applicable to those elements as if it were one arrangement, generally on a straight-line basis. In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF No. 00-21 also supersedes certain guidance set forth in SAB No. 101. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The Company determined that the adoption of EITF No. 00-21 did not have a material impact on its results of operations or financial condition.

Sales Returns and Allowances and Allowance for Doubtful Accounts

    Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of the Company's revenue for any period if management had made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt experience, customer concentrations, customer creditworthiness and current trends when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balances were $127.0, net of allowances of $10.0 at December 31, 2003, and $106.8, net of allowances of $10.2, at December 31, 2002.

Inventories

    Inventories are stated at the lower of cost or market. The value of inventories determined using the last-in, first-out method was $14.3 and $12.9 as of December 31, 2003 and 2002, respectively. The value of all other inventories determined using the first-in, first-out method was $79.8 and $70.9 as of December 31, 2003 and 2002, respectively.

    On an ongoing basis, the Company evaluates the composition of its inventories and the adequacy of its allowance for slow-turning and obsolete products. Market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand and acceptance of the Company's products, and current sales negotiations for this type of inventory.

Goodwill

    The Company evaluates goodwill for impairment annually using a fair value approach, at the reporting unit level. In addition, the Company evaluates goodwill for impairment if a significant event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding its fair value. Factors the Company considers important which could indicate an impairment include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value. The Company assesses the existence of an impairment by comparing the implied fair values of its reporting units with their respective carrying amounts, including goodwill. During the fourth quarter of 2003, the Company completed its annual goodwill impairment assessment, and based on the results, the Company determined that no impairment of goodwill existed at October 31, 2003, and there have been no indicators of impairment since that date. A subsequent determination that this goodwill is impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

Impairment of Long-Lived Assets

    The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. Except for certain write-offs of fixed assets the Company recognized in connection with its restructuring and related initiatives, there were no significant impairment losses related to long-lived assets in the past three years.

Accounting for Income Taxes

    As part of the process of preparing the consolidated financial statements, management is required to estimate the income taxes in each jurisdiction in which the Company operates. This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that management believes that recovery is not more than likely, the Company must establish a valuation allowance. If a valuation allowance is established or increased during any period, the Company must include this amount as an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recognized against net deferred assets. The valuation allowance is based on management's estimates of the taxable income in the jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its results of operations. Deferred taxes are not provided on the portion of undistributed earnings of non-US subsidiaries which is considered to be permanently reinvested.

RESULTS OF OPERATIONS

Overview

    In order to better serve a customer base consisting of retailers and apparel manufacturers, the Company's operations have been organized into three geographic segments consisting of North, Central and South America ("Americas"), Europe, the Middle East and Africa ("EMEA"), and the Asia Pacific region ("Asia Pacific"). The Company's results of operations for 2003, 2002 and 2001, in dollars and as a percent of sales are presented below:

                                                               2003                   2002                  2001
                                                        -----------------      ------------------    -----------------
                                                                                                         (unaudited)
    Sales...........................................   $  712.0    100.0%      $  667.8   100.0%     $  610.6   100.0%
    Cost of sales...................................      444.9     62.5          410.7    61.5         376.1    61.6
                                                       --------  -------       -------- -------      -------- -------
        Gross profit................................      267.1     37.5          257.1    38.5         234.5    38.4
    Selling, general and administrative expenses....      214.9     30.2          196.3    29.4         182.6    29.9
    Amortization of goodwill and other intangibles..        0.3       --            0.3      --           6.0     1.0
    Integration/restructuring and other costs.......       20.4      2.9             --      --          13.3     2.2
                                                       --------  -------       -------- -------      -------- -------
        Operating income............................       31.5      4.4           60.5     9.1          32.6     5.3
    Interest expense, net...........................       11.3      1.6           10.9     1.7           9.9     1.6
                                                       --------  -------       -------- -------      -------- -------
        Income before taxes.........................       20.2      2.8           49.6     7.4          22.7     3.7
    Taxes on income.................................        5.6      0.7            9.3     1.4           3.9     0.6
                                                       --------  -------       -------- -------      -------- -------
        Net income..................................   $   14.6      2.1%      $   40.3     6.0%     $   18.8     3.1%
                                                       ========  =======       ======== =======      ======== =======

    The Company's sales increased $44.2 or 6.6% to $712.0 in 2003 from $667.8 in 2002. The sales increase is primarily attributable to the favorable impact of foreign exchange rates of $26.6 and the impact of acquisitions of $17.5. Throughout 2003, the Company was impacted by the continuation of a sluggish global economic environment and weakness in the retail and apparel manufacturing industries. The continued weakness in the US dollar against the Canadian dollar, Euro, British pound and Australian dollar, however, benefited the Company's sales in 2003. In addition, the Company continued to successfully execute its longstanding strategy of growing through acquisitions. Management believes that the Company's investments in new product development, upgraded manufacturing equipment, new technology, innovative programs, and sales and marketing initiatives have positioned the Company to compete successfully. Nonetheless, there can be no assurance as to the extent or duration of the current sluggish global economic environment or as to its future impact on the Company.

    Operating income was $31.5 in 2003 compared with $60.5 in 2002. As a percent of sales, operating income was 4.4% in 2003 and 9.1% in 2002. The operating results for 2003 included the integration/restructuring and other costs of $20.4 recorded in connection with the closing of several manufacturing plants in the US and the UK, headcount reductions, a severance payment to the Company's former Chief Executive Officer, and write-offs of an Enterprise Resource Planning ("ERP") system and certain other fixed assets no longer in use (see Note 18 of Notes to Consolidated Financial Statements).

    In 2002, sales increased 9.4% to $667.8 from $610.6 in 2001. Operating income was $60.5 in 2002 compared with $32.6 in 2001. As a percent of sales, operating income was 9.1% in 2002 and 5.3% in 2001. The operating results for 2001 included the non-recurring charges of $13.3 recorded in connection with implementing major restructuring initiatives, $7.3 of post-employment benefit costs pertaining to the one-time, prior period service costs (see Note 16 of Notes to Consolidated Financial Statements), and $6.0 of amortization of goodwill (see Note 7 of Notes to Consolidated Financial Statements).

    Management believes that acquisitions will continue to be a fundamental element of the Company's growth. In September 2003, the Company acquired the business and assets of Alkahn Labels, Inc. ("Alkahn"), a manufacturer of woven labels with facilities in the US and Hong Kong, for $25.0. Alkahn had sales of approximately $45 in 2002 and working capital of approximately $10 at the time of acquisition. In 2002, the Company acquired the business and manufacturing assets of Disenos de Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers and apparel manufacturers, and 100% of the equity of NTP Gandrudbakken AS, a Norwegian manufacturer of heat transfer labels.

Sales

    The following table presents sales by geographic operating segment:

                                                2003                  2002                   2001
                                          -----------------      -----------------    -------------------
                                                                                          (unaudited)
    Americas....................         $  325.0     45.7%     $  332.4     49.8%     $  322.2     52.8%
    EMEA........................            199.5     28.0         176.6     26.4         162.8     26.7
    Asia Pacific................            187.5     26.3         158.8     23.8         125.6     20.5
                                         --------  -------      --------  -------      --------  -------
      Total.....................         $  712.0    100.0%     $  667.8    100.0%     $  610.6    100.0%
                                         ========  =======      ========  =======      ========  =======

    Americas sales include sales delivered through Company operations in North (primarily in the US), Central and South America. Sales declined $7.4 or 2.2%, to $325.0 in 2003 compared with $332.4 in 2002. Management attributes the decline to the challenging economic and retail conditions that resulted in fewer orders and smaller average transaction size and generally reduced customer demand. In addition, many of the Company's customers have steadily moved their production facilities outside the US where they have realized labor cost efficiencies. This trend had been continuing for quite some time and strengthened significantly in 2003. As a result, the Company's geographic sales mix has continued to shift primarily to the Asia Pacific region. The sales decline in 2003 was somewhat offset by the favorable impact of a foreign exchange rate and the impact of acquisitions. In 2002, sales increased $10.2 or 3.2%, to $332.4 compared with $322.2 in 2001. The increase was attributable to the impact of acquisitions and organic sales growth in the Company's Central and South America Operations.

    EMEA's sales in 2003, which include sales delivered through Company operations in 12 European countries, the Middle East and Africa, increased $22.9 or 13.0%, to $199.5 in 2003 compared with $176.6 in 2002. The increase is attributable to the favorable impact of foreign exchange rates of $24.1 and the impact of a prior year acquisition of $3.3, offset by $4.5 attributed to price deflation and reduced volumes. Management believes that the weakness in economic and retail conditions in EMEA and uncertainties surrounding global economic environment continued to dampen overall customer demand level, which in turn put pressure on EMEA's sales in 2003. In addition, the Company experienced sales migration to Asia Pacific as manufacturers sought to reduce labor costs. In 2002, sales increased $13.8 or 8.5%, to $176.6 compared with $162.8 in 2001. The increase was attributable to the favorable impact of foreign exchange rates of $6.3 and the impact of acquisitions of $12.4, offset by $4.9 attributed to price deflation and reduced volumes.

    Asia Pacific consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, Australia, Korea, Bangladesh, Indonesia and Vietnam. Sales increased $28.7 or 18.1%, to $187.5 in 2003 compared with $158.8 in 2002. The increase is attributable to organic sales growth of $23.0, the favorable impact of a foreign exchange rate of $1.2, and the impact of an acquisition of $4.5. The Company's operations in this region continued to benefit significantly from the steady and continued migration of the Company's customers who have moved their production facilities outside the US and Western Europe to maximize operating efficiencies. In addition, management believes that the Company gained market share in Asia Pacific. In 2002, sales increased $33.2 or 26.4%, to $158.8 compared with $125.6 in 2001. The increase was attributable to organic sales growth of $29.5, the favorable impact of a foreign exchange rate of $0.3, and the impact of an acquisition of $3.4.

Gross Profit

    Gross profit, as a percent of sales, was 37.5% in 2003 compared with 38.5% in 2002 and 38.4% in 2001. The decrease is primarily attributable to the negative impact of under-utilization of certain manufacturing facilities in the US, inefficiencies associated with the discontinuation of manufacturing at two facilities in the UK, continued price compression, and, in general, smaller, less efficient production runs. Since 2001, management's ongoing strategy has included implementing process improvements to reduce costs in all of its manufacturing facilities, efficiently re-deploying assets to manage production capacity and expanding production in new and emerging markets in order to maximize labor and production efficiencies.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses ("SG&A"), as a percent of sales, were 30.2% in 2003, 29.4% in 2002 and 29.9% in 2001. The increase in 2003 is primarily attributable to incremental staffing, occupancy expenses and other fixed costs related to the Company's global expansion, as well as certain incremental expenses associated with the Company's prior acquisitions. Additionally, during 2001, certain key executives of the Company signed employment agreements under which the Company is obligated to provide post-employment benefits. In connection with these agreements, the Company recorded $1.4, $1.5 and $7.3 of post-employment benefit costs in 2003, 2002 and 2001, respectively, as SG&A. Management's ongoing objective is to control absolute SG&A dollars and further reduce the ratio of SG&A to sales by leveraging sales growth against the Company's fixed expense base.

Integration/Restructuring and Other Costs

    In 2003, the Company incurred $20.4 of integration/restructuring and other costs. Of this amount, $11.4 primarily pertained to: (1) the closing of several manufacturing plants in the US and the UK, areas which have experienced a migration of apparel manufacturing to the lower-production-cost countries; and
(2) headcount reductions, which resulted in a reduction of 320 manufacturing positions and 160 managerial and administrative personnel primarily in the US and the UK. In addition, the Company recorded $1.3 of integration/restructuring and other costs in connection with the severance payment made to its former Chief Executive Officer. Lastly, the Company recognized non-cash charges of $7.7 to write off the remaining net book value of an ERP system and certain other fixed assets no longer in use .

    In 2001, the Company recorded $13.3 of integration/restructuring and other costs. Of this amount, $11.9 pertained to: (1) integration of certain manufacturing facilities and the consolidation of production sites as the Company closed and sold two manufacturing locations in North America and rationalized operations in the UK, Italy and Spain; and (2) strategic unification of the sales and marketing organization and a global organizational reshaping, which resulted in termination of 350 manufacturing positions and 125 managerial and administrative personnel in the US, Canada, Hong Kong, the UK, Italy and Turkey. In addition, the Company disposed of and wrote off $1.4 of certain fixed assets in connection with its strategic initiatives.

Operating Income

    Operating income was $31.5 in 2003 compared with $60.5 in 2002. As a percent of sales, operating income was 4.4% in 2003 and 9.1% in 2002. The operating results for 2003 included the integration/restructuring and other costs of $20.4 recorded in connection with the closing of several manufacturing plants in the US and the UK, headcount reductions, a severance payment to the Company's former Chief Executive Officer, and write-offs of an ERP system and certain other fixed assets no longer in use.

    Operating income was $60.5 in 2002 compared with $32.6 in 2001. As a percent of sales, operating income was 9.1% in 2002 and 5.3% in 2001. The operating results for 2001 included non-recurring charges totaling $13.3 recorded in connection with implementing major restructuring initiatives, $7.3 of post-employment benefit costs pertaining to the one-time, prior period service costs, and $6.0 of amortization of goodwill.

    On a reportable segment basis, exclusive of corporate expenses and amortization of goodwill and other intangibles, operating income (loss), as a percent of sales, was as follows:

                                       2003         2002         2001
                                     -------      -------      ---------
                                                              (unaudited)
    Americas...........                 4.6%         9.8%         8.8%
    EMEA...............                (0.7)         8.0          5.0
    Asia Pacific.......                19.3         20.0         18.6

    Americas, EMEA, and Asia Pacific included the integration/ restructuring and other costs, as a percent of sales, of 2.9%, 4.7% and 0.1%, respectively, in 2003, and 2.3%, 2.5% and 0.6% in 2001.

Interest Expense, Net

    Net interest expense related primarily to long-term debt increased to $11.3 in 2003 and $10.9 in 2002 from $9.9 in 2001. The increase is attributable to higher average borrowings and lower rates of return available on invested cash.

Taxes on Income

    The effective income tax rate was 27.8% in 2003 compared with 18.8% in 2002 and 17.2% in 2001. The rate will change year to year based on factors such as the geographic mix of pre-tax income, the timing and amounts of foreign dividends, and state and local taxes. The higher effective tax rate in 2003 compared with 2002 and 2001 primarily resulted from losses in the Company's UK operations (which included $7.9 of integration/restructuring and other costs) for which no tax benefits were provided. In addition, a shift in income from Asia Pacific to the US operations as a result of certain charge-backs further increased the effective tax rate in 2003 as higher tax rates were applied on the income from the US operations. The tax rate increase in 2003 was somewhat offset by reversal of accruals no longer needed and change in the geographic mix of pre-tax income. In 2001, the tax rate was reduced as a result of a settlement with International Imaging Materials, Inc. (see Note 10 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

    The table below presents summary cash flow information for the years indicated:

                                                                     2003          2002           2001
                                                                   --------      --------       -------
                                                                                              (unaudited)
       Net cash provided by operating activities............       $   35.6      $   62.7       $   53.5
       Net cash used in investing activities................          (60.0)        (47.9)         (28.1)
       Net cash provided by (used in) financing activities..           26.8          (1.6)         (34.3)
                                                                   --------      --------       --------

            Total change in cash and cash equivalents (a)...       $    2.4      $   13.2       $   (8.9)
                                                                   ========      ========       ========-

(a) Before the effect of exchange rate changes on cash flows.

Operating Activities

    Cash provided by operating activities is the Company's primary source of funds to finance operating needs and growth opportunities. The Company's revolving credit agreement provides additional liquidity for seasonal and specific-purpose expenditures. Net cash provided by operating activities was $35.6, $62.7 and $53.5 in 2003, 2002 and 2001, respectively. Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future supplemented by availability under its revolving credit agreement to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

     Working capital and the corresponding current ratio were $194.1 and 2.6:1 and $155.2 and 2.4:1 at December 31, 2003 and 2002, respectively. The increase in working capital from 2002 to 2003 primarily resulted from increases in cash and cash equivalents, accounts receivable, inventories, and other current assets, and a decrease in accrued taxes on income, offset by increases in amounts due to banks, accounts payable and accrued liabilities.

Investing Activities

    Management believes that acquisitions will continue to be a fundamental element of the Company's growth. In 2003, the Company acquired the business and assets of Alkahn, a manufacturer of woven labels, including all of the equity of Alkahn-Hong Kong Limited, for $25.0 plus the assumption of certain trade liabilities. This acquisition did not have a material impact on the Company's results of operations for 2003. In addition, the Company continued to integrate and assimilate the operations of its prior acquisitions, upgrade production machinery, proceed with its ERP system upgrades, and grow and expand the Company's operations in the emerging markets of Central and South America, EMEA and Asia Pacific. Capital expenditures in 2003 were $32.8 compared with $25.5 in 2002 and $24.2 in 2001, and were funded by cash provided by operating activities.

    Investing activities during 2002 primarily consisted of the acquisitions of the business and manufacturing assets of Disenos de Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers, and NTP Gandrudbakken AS, a Norwegian manufacturer of heat transfer labels, continued production machinery upgrades and the ERP system conversions, and the costs associated with growth and expansion of the Company's operations in the Central and South America, EMEA and Asia Pacific markets.

    Investing activities during 2001 primarily consisted of the acquisitions of Europrint S.A., Independent Machine Service, Inc., and certain assets of U.S. Label Corporation, continued production machinery upgrades and the ERP system conversions, and the costs associated with growth and expansion of the Company's operations in the Central and South America, EMEA and Asia Pacific markets.

Financing Activities

    The components of total capital as of December 31, 2003, 2002 and 2001, respectively, are presented below:

                                                             2003          2002        2001
                                                           --------      --------   -------------
                                                                         (restated)   (restated
                                                                                    and unaudited)
       Due to banks..................................      $    4.3      $    2.1        $    0.4
       Current maturities of long-term debt..........           --            0.1             0.1
       Long-term debt................................         190.3         164.5           165.9
                                                           --------      --------        --------

            Total debt...............................         194.6         166.7           166.4

       Common stock subject to redemption............           --           37.6            46.6
       Shareholders' equity..........................         377.3         300.0           239.5
                                                           --------      --------        --------

            Total capital............................      $  571.9      $  504.3        $  452.5
                                                           ========      ========        ========

       Total debt as a percent of total capital......          34.0%         33.1%           36.8%
                                                           ========      ========        ========

    Management believes that the borrowings available under the Company's revolving credit agreement provide sufficient liquidity to supplement the Company's operating cash flow to support the Company's planned business activities and seasonal and specific-purpose expenditures. For the years ended December 31, 2003, 2002 and 2001, net borrowings (repayments) of the Company's outstanding debt were $27.9, $(1.1) and $(0.5), respectively.

    The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the years ended December 31, 2003, 2002 and 2001, the Company received proceeds of $4.0, $9.7 and $4.7, respectively, from common stock issued under its employee stock option and stock purchase plans.

    The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company repurchased 469,000 shares for an aggregate price of $5.1, or an average of $10.80 per share, in 2003; 285,000 shares for an aggregate price of $3.8, or an average of $13.38 per share, in 2002; and 3,238,000 shares for an aggregate price of $33.1, or an average of $10.22 per share, in 2001. Since the inception of the stock repurchase program, the Company has repurchased 12,293,000 of its shares for an aggregate price of $122.0, or an average of $9.92 per share. The Company immediately retired the repurchased shares. As of December 31, 2003, the Company had $28.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability. The Company believes that funds from future operating cash flows and funds available under its revolving credit agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

     In addition to the stock repurchase plan, the Company entered into a Stock Repurchase Agreement (the "Agreement"), dated July 11, 2001 with its Chairman and Chief Executive Officer (the "Chairman"). On November 17, 2003, the Agreement was terminated. Under the Agreement, the Chairman had the option to sell to the Company, and the Company had the obligation to purchase, the redeemable common shares owned by the Chairman and those to which the Chairman became entitled through the exercise of his stock compensation awards. All transactions under the Agreement were required to be settled in cash. During any rolling 12-month period, the Chairman had the right to sell up to 400,000 shares to the Company. In addition, if he did not exercise his right to sell the full 400,000 shares in the preceding rolling 12-month period, he had the right to sell up to 400,000 additional shares as to which he did not exercise his option in such preceding periods. The timing of the sale and the periods during which the Chairman had the right to redeem his common shares were regulated by the terms of the Agreement. The purchase price for the redeemable common shares was equal to the average of the closing prices for the Company's common stock during the last seven trading days ending on the day preceding the sale.

    During 2001, the Company purchased 400,000 shares from the Chairman for $5.4, or $13.40 per share. During 2002, the Company purchased 399,000 shares from the Chairman for $6.4, or $15.96 per share. All of the shares purchased from the Chairman were retired. (See Note 19 of the Notes to the Consolidated Financial Statements). The Company did not purchase any shares from the Chairman in 2003.

Financing Arrangement - Amended and Restated Credit Agreement

    In September 2002, the Company entered into a three-year, $150 revolving credit agreement with a group of five domestic and international banks. The agreement amended and restated the Company's previous revolving credit facility. Under the credit agreement, the Company pays a facility fee determined by reference to the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The applicable percentage for the facility fee at December 31, 2003 was 0.35%. Borrowings under the credit agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (4.00% and 4.25% at December 31, 2003 and December 31, 2002, respectively), and are guaranteed by certain domestic subsidiaries of the Company.

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

    Additionally, the Company must maintain at all times an excess of consolidated total assets over total liabilities of not less than the sum of $274 plus 35% of consolidated net income for the period after July 1, 2002 plus 100% of the net cash proceeds received by the Company from the sale or issuance of its common stock on and after July 1, 2002. The Company's maximum allowable debt to EBITDA ratio, as defined, is as follows:

        Prior to January 1, 2004...................................... 3.0 to 1
        From January 1, 2004 to September 30, 2004.................... 3.5 to 1
        After September 30, 2004...................................... 3.0 to 1

    The Company's minimum allowable fixed charge coverage ratio, as defined, is as follows:

        Prior to October 1, 2003...................................... 1.5 to 1
        From October 1, 2003 to September 30, 2004.................... 1.25 to 1
        After September 30, 2004...................................... 1.5 to 1

    The Company's revolving credit agreement defines debt as including all obligations to purchase, redeem, retire, or otherwise make any payment in respect of any capital stock. Accordingly, the Company should have reflected in its quarterly debt covenant compliance reports provided to its banks and certain other lending institutions its obligation to purchase common stock from its Chairman under the July 11, 2001 Agreement. Since the obligation had been omitted from the Company's compliance reports, the Company was in technical default under the terms of the credit agreement. The Company obtained temporary waivers from its banks in November 2003. As the Agreement was terminated on November 17, 2003, the Company no longer has the obligation to purchase or redeem any of its common stock. (See Note 19 of the Notes to Consolidated Financial Statements.) The lenders have indicated that permanent waivers will be issued immediately after the filing of this annual report.

    At December 31, 2003, the Company was in compliance with all debt covenants. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner.

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

Market Risk

    In the normal course of business, the Company is exposed to interest rate and foreign currency exchange rate risks that could impact its results of operations. The Company at times reduces its market risk exposures by creating offsetting positions through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading purposes.

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

    The Company sells its products in many countries and a substantial portion of its net sales and costs and expenses are denominated in foreign currencies. A significant portion of the Company's sales in 2003 was derived from customers located outside the US, principally in EMEA and Asia Pacific, where the Company also manufactures its products. This exposes the Company to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers and global apparel manufacturers that have historically paid their accounts payable balances with the Company.

    There were no significant changes in the Company's exposure to market risk in the past three years.

Aggregate Contractual Obligations

    The Company's aggregate contractual obligations are as follows:

                                                                                      Payments due by period
                                                             -----------------------------------------------------------------
                                                                           Less than                                More than
              Contractual Obligations                            Total        1 year     1-3 years    3-5 years       5 years
--------------------------------------------------------      ----------  -----------   ----------    ---------     ----------

    Long-term debt obligations..........................       $ 190.3      $   --        $ 27.2       $ 150.0        $ 13.1
    Operating lease obligations.........................          39.7          9.7         12.0           8.2           9.8
    Severance obligations...............................           2.9          --           --            --            2.9
    Purchase obligations................................           5.5          4.8          0.7           --            --
    Post-employment benefit obligations.................           7.7          0.3          0.5           0.5           6.4
                                                               -------      -------       ------       -------        ------

        Total...........................................       $ 246.1      $  14.8       $ 40.4       $ 158.7        $ 32.2
                                                               =======      =======       ======       =======        ======


Restatement

    In the fourth quarter of 2003, the Company reconsidered its accounting and reporting matters related to its obligations to purchase redeemable common shares under the July 11, 2001 Agreement with its Chairman. In accordance with Rule 5-02.28 of Regulation S-X, or Accounting Series Release No. 268, "Redeemable Preferred Stocks," (issued by SEC on July 27, 1979), as interpreted by EITF Topic D-98, "Classification and Measurement of Redeemable Securities," (issued by the Financial Accounting Standards Board on July 19, 2001), securities that are redeemable for cash or other assets must be classified outside of shareholders' equity, if they are redeemable at the option of the holder, as were the redeemable common shares owned by the Chairman. The Company concluded that Rule 5-02.28, as interpreted by EITF Topic D-98, applied to the redeemable common shares because the redemption features were not solely within its control. While Rule 5-02.28 specifically addressed redeemable preferred stocks, EITF Topic D-98 makes it clear that redeemable preferred stock is analogous to other equity instruments, including common shares. Accordingly, the Company determined that the redeemable common shares should have been classified as temporary equity in its financial statements for periods ended after July 11, 2001 until the Agreement was terminated on November 17, 2003. As a result, the Company has restated its balance sheet as of December 31, 2002 to report the redemption value of redeemable common stock outside of shareholders' equity, as "Common Stock Subject to Redemption." The redeemable common stock was previously reported within shareholders' equity. Corresponding revisions have also been made to the consolidated statements of shareholders' equity and comprehensive income.

    As the Agreement was terminated on November 17, 2003, the redeemable common shares owned by the Chairman are no longer subject to redemption and therefore are classified as permanent equity in the financial statements at December 31, 2003.

     As the Company was unable to have the reclassification adjustments pertaining to its 2001 financial statements audited, the 2001 financial statements and related note disclosures contained herein are unaudited and are labeled as such. (See Note 2 of the Notes to the Consolidated Financial Statements.)

    Since the Company is unable to file three years of audited financial information in its 2003 Annual Report on Form 10-K as required under Rules 3-01 and 3-02 of Regulation S-X, the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") will not be in full compliance with the requirements of the Exchange Act. As a result, the effectiveness of the Company's Registration Statements on Form S-8 (Nos. 333-38923, 333-43694, and 333-43696) will be suspended, and the Company will be unable to issue shares under its employee stock purchase and stock option plans. In addition, the Company will not be in compliance with Item 13(a)(1) of Schedule 14A under the Exchange Act in connection with its solicitation of proxies for its 2004 annual meeting of shareholders. During any period when the Company is not current in its SEC reports, neither affiliates of the Company nor any person that purchased shares from the Company in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933. The Company expects that it will again have three years of audited financial information on file with the SEC and its Exchange Act reports will comply with SEC requirements when the Company files its 2004 audited financial statements with its 2004 Annual Report on Form 10-K.

Item 7A:  Quantitative and Qualitative Disclosure About Market Risk

    The information required by this Item is set forth under the heading "Market Risk" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, above, which information is hereby incorporated by reference.

Item 8:  Financial Statements and Supplementary Data

    The financial information required by this Item is incorporated by reference to the consolidated financial statements and notes thereto as an exhibit in Part IV, Item 15, pages 26 through 45.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    The information required by this Item is incorporated herein by reference to the Company's Current Report on Form 8-K, dated August 6, 2003, and filed August 8, 2003, as amended by the Current Report on Form 8-K/A, dated August 6, 2003, and filed September 4, 2003.

Item 9A:  Controls and Procedures

    Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that its disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in its SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 29, 2004.

    The following presents information regarding the executive officers of the
Company:

       Arthur Hershaft, 66, Chairman of the Board of Directors, President and Chief Executive Officer since May 2003. He had been Chairman of the Board of Directors since 1986 and Chief Executive Officer from 1980 through August 2001.

       Jack R. Plaxe, 62, Senior Vice President and Chief Financial Officer since December 1997.

       John P. Jordan, 58, Vice President and Treasurer since August 1998.

       Larry M. Segall, 49, Vice President and Controller since November 2001. Prior to that time, he was Senior Vice President-Finance and Administration of Vitamin Shoppe Industries, Inc. from October 1997 until joining the Company.

       Robert S. Stone, 66, Vice President, General Counsel and Secretary since September 1999. Prior to that time, he was Of Counsel to the law firm of Jackson Lewis Schnitzler & Krupman from May 1997 until joining the Company.

     Each of the foregoing executive officers, except for Mr. Hershaft, serves at the pleasure of the Board of Directors. Mr. Hershaft is employed under an employment agreement that expires on December 31, 2005.

Item 11:  Executive Compensation

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 29, 2004.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 29, 2004.

Item 13:  Certain Relationships and Related Transactions

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 29, 2004.

Item 14:  Principal Accountant Fees and Services

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 29, 2004.

                                     PART IV

Item 15:  Exhibits, Financial Statement Schedules and Report on Form 8-K

    (a) Documents


               (1) FINANCIAL STATEMENTS --
                   Statement of Management's Responsibility for Financial Statements........       22
                   Report of Independent Auditors...........................................       23
                   Report of Independent Accountants........................................       24
                   Report of Independent Accountants on Financial Statement Schedule........       25
                   Consolidated Statements of Income for the years ended December 31, 2003,
                    2002 and 2001 (unaudited)...............................................       26
                   Consolidated Balance Sheets as of December 31, 2003 and 2002 (restated)..       27


                   Consolidated Statements of Shareholders' Equity and Comprehensive Income for
                   the years ended December 31, 2003, 2002 (restated) and 2001 (restated and
                   unaudited).................................................................     28
                   Consolidated Statements of Cash Flows for the years ended December 31, 2003,
                   2002 and 2001 (unaudited)..................................................     29
                   Notes to Consolidated Financial Statements.................................     30 to 45
               (2) FINANCIAL STATEMENT SCHEDULE --
                   Schedule II-- Valuation and Qualifying Account.............................     46

Separate financial statements of the registrant have been omitted because the registrant is primarily an operating company. All subsidiaries included in the consolidated financial statements are majority owned, and none of the subsidiaries have indebtedness which is not guaranteed by the registrant. All other financial statement schedules are not required under the related instructions or are not applicable and therefore have been omitted.

    (b) Report on Form 8-K

        Current Report on Form 8-K, dated October 29, 2003, reporting under Items 7 and 12 that the Registrant issued a press release announcing its third quarter 2003 earnings.

     (c) Exhibits
            3.1    By-Laws. (A)
            3.2    Amended and Restated Certificate of Incorporation. (C)
            3.3 Amendment to Amended and Restated Certificate of Incorporation. (D)
           10.1    Registrant's 1990 Employee Stock Option Plan. (B)
           10.2    Registrant's 1997 Incentive Stock Option Plan. (E)
           10.3    Deferred Compensation Plan for Directors. (F)
           10.4    Note Purchase Agreement dated as of August 4, 1998. (G)
           10.5 Change of Control Employment Agreement dated as of April 20, 1999, between the Registrant and Jack Plaxe. (H)
           10.6 Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging Material, Inc., Center Capital Investors III, L.P. and Related Partnerships. (I)
           10.7 Amendment No. 1, dated March 9, 2000 to the Stock Purchase and Recapitalization Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging Materials, Inc., Centre Capital Investors III, L.P., and related partnerships. (I)
           10.8    Registrant's 2000 Long-Term Performance and Incentive
                   Plan. (J)
           10.9 Commercial Limited Partnership Interest Purchase and Assignment Agreement, dated May 18, 2000, among the Registrant, Bornemann & Bick GmbH & Co, KG, Gerhard Bornemann, and Ulrich Bornemann. (K)
          10.10 Sale and Purchase Agreement, dated May 18, 2000, between Paxar Far East Limited and Ulrich Wilhelm Helmut
                   Bornemann. (K)
          10.11    Agreement, dated as of July 11, 2001, by and between
                   Paxar Corporation and Arthur Hershaft. (L)
          10.12    Agreement, dated as of September 1, 2001, by and
                   between Paxar Corporation and Victor Hershaft. (M)
          10.13    Credit Agreement, dated as of September 24, 2002. (N)
          10.14    Termination of Agreement, dated as of November 17,
                   2003, by and between Paxar Corporation and Arthur
                   Hershaft.
           21.1    Subsidiaries of Registrant.
           31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
           31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
           32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
           32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------
(A) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980.

(B) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(C) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(D) Incorporated herein by reference from Annex D to the Joint Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (File No. 333-36283), filed on September 24, 1997.

(E) Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-38923), filed on October 28, 1997.

(F) Incorporated herein by reference from Annex A to Registrant's preliminary proxy statement dated March 31, 1998.

(G) Incorporated herein by reference from Exhibits to the Registrant's Form 8-K filed on August 26, 1998.

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

    Management is further responsible for maintaining a system of internal accounting controls designed to provide reliable financial information for the preparation of financial statements, to safeguard assets against loss or unauthorized use and to ensure that transactions are executed consistent with Company policies and procedures. Management believes that existing internal accounting control systems are achieving these objectives and provide reasonable assurance concerning the accuracy of the financial statements.

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



/s/ Arthur Hershaft

Arthur Hershaft
Chairman, President and Chief Executive Officer


/s/ Jack R. Plaxe

Jack R. Plaxe
Senior Vice President and Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Paxar Corporation:

    We have audited the accompanying consolidated balance sheet of Paxar Corporation and Subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




/s/ Ernst & Young LLP

Stamford, Connecticut
March 10, 2004

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

    As disclosed in Note 2, the Company restated its consolidated balance sheet as of December 31, 2002 and its consolidated statement of shareholders' equity for the year then ended to report the redemption value of redeemable common stock outside of shareholders' equity.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 2003, except for the Restatement section of Note 2, as to which the date is March 5, 2004

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of Paxar Corporation:

    Our audit of the consolidated financial statements referred to in our report dated March 5, 2003, except for the Restatement section of Note 2, as to which the date is March 5, 2004, appearing in the 2003 Annual Report to Shareholders of Paxar Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the year then ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 2003, except for the Restatement section of Note 2, as to which the date is March 5, 2004


                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2003, 2002 and 2001
                     (in millions, except per share amounts)

                                                                      2003      2002      2001
                                                                    -------   -------   --------
                                                                                       (unaudited)
                                                                                       (See Note 2)
      Sales.....................................................    $  712.0  $  667.8  $  610.6
      Cost of sales.............................................       444.9     410.7     376.1
                                                                    --------  --------  --------
         Gross profit...........................................       267.1     257.1     234.5
      Selling, general and administrative expenses..............       214.9     196.3     182.6
      Amortization of goodwill and other intangibles............         0.3       0.3       6.0
      Integration/restructuring and other costs.................        20.4       --       13.3
                                                                    --------  -------   --------
         Operating income.......................................        31.5      60.5      32.6
      Interest expense, net.....................................        11.3      10.9       9.9
                                                                    --------  --------  --------
         Income before taxes....................................        20.2      49.6      22.7
      Taxes on income...........................................         5.6       9.3       3.9
                                                                    --------  --------  --------
         Net income.............................................    $   14.6  $   40.3  $   18.8
                                                                    ========  ========  ========

      Basic earnings per share..................................    $   0.37  $   1.02  $   0.45
                                                                    ========  ========  ========

      Diluted earnings per share................................    $   0.37  $   1.00  $   0.44
                                                                    ========  ========  ========

      Weighted average shares outstanding:
         Basic..................................................        39.1      39.4      41.8
         Diluted................................................        39.5      40.3      42.4

    The accompanying notes are an integral part of the financial statements.


                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)


                                                                                 December 31,    December 31,
                                                                                     2003            2002
                                                                               ---------------  ------------
                                                                                                  (restated)
                                                                                                 (See Note 2)
   ASSETS
   Current assets:
   Cash and cash equivalents................................................      $   64.4         $   49.6
   Accounts receivable, net of allowances of $10.0 and $10.2 in 2003 and
     2002, respectively.....................................................         127.0            106.8
   Inventories..............................................................          94.1             83.8
   Deferred income taxes....................................................          11.8             10.5
   Other current assets.....................................................          16.0             12.8
                                                                                  --------         --------
             Total current assets...........................................         313.3            263.5
                                                                                  --------         --------

   Property, plant and equipment, net.......................................         163.8            154.9
   Goodwill and other intangibles, net......................................         213.6            197.7
   Other assets.............................................................          24.2             23.5
                                                                                  --------         --------

   Total assets.............................................................      $  714.9         $  639.6
                                                                                  ========         ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Due to banks.............................................................      $    4.3         $    2.1
   Current maturities of long-term debt.....................................           --               0.1
   Accounts payable and accrued liabilities.................................         103.1             92.2
   Accrued taxes on income..................................................          11.8             13.9
                                                                                  --------         --------
             Total current liabilities......................................         119.2            108.3
                                                                                  --------         --------

   Long-term debt...........................................................         190.3            164.5
   Deferred income taxes....................................................          11.9             12.1
   Other liabilities........................................................          16.2             17.1

   Commitments and contingent liabilities

   Common stock subject to redemption, none and 2,544,042
     shares in 2003 and 2002, respectively..................................           --              37.6

   Shareholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized
     and none issued........................................................           --               --
   Common stock, $0.10 par value, 200,000,000 shares authorized,
     39,148,055 and 36,686,342 shares issued and outstanding in 2003
     and 2002, respectively.................................................           3.9              3.7
   Paid-in capital..........................................................          10.3              --
   Retained earnings........................................................         345.5            304.7
   Accumulated other comprehensive income (loss)............................          17.6             (8.4)
                                                                                  --------         --------
             Total shareholders' equity.....................................         377.3            300.0
                                                                                  --------         --------

   Total liabilities and shareholders' equity...............................      $  714.9         $  639.6
                                                                                  ========         ========

    The accompanying notes are an integral part of the financial statements.



                       PAXAR CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
        For the years ended December 31, 2003, 2002 and 2001 (unaudited)
                                  (in millions)

                                                                                                         Accumulated
                                              Common Stock                                                Other
                                            ---------------         Paid-In     Treasury    Retained   Comprehensive  Comprehensive
                                            Shares      Amount      Capital       Stock     Earnings   Income (Loss)      Income
                                           -------     --------  ------------ ----------  ----------- -------------- --------------
   Balance, January 1, 2001............      42.1      $   4.2   $    45.2     $     --    $  271.8    $   (17.9)
   Comprehensive income:
       Net income......................        --           --          --           --        18.8           --            $ 18.8
       Other comprehensive loss:
          Translation adjustments......        --           --          --           --          --         (2.2)             (2.2)
                                                                                                                            ------
       Comprehensive income............        --           --          --           --          --           --            $ 16.6
                                                                                                                            ======
   Shares issued-- various plans.......       0.5           --         4.7           --          --           --
   Common stock subject to redemption
     (See Note 2)......................      (3.7)        (0.3)      (17.1)          --       (33.8)          --
   Purchase of common stock............        --           --          --        (33.1)         --           --
   Retirement of treasury stock........      (3.3)        (0.3)      (32.8)        33.1          --           --
   Change in carrying value of common
   stock subject to redemption (See Note 2)    --           --          --           --        (0.8)          --
                                            -----        -----      -------      -------     --------      ------
   Balance, December 31, 2001 (restated)     35.6          3.6          --           --       256.0        (20.1)

   Comprehensive income:
       Net income......................       --           --           --           --        40.3           --            $ 40.3
       Other comprehensive loss:
          Translation adjustments......       --           --           --           --          --         12.3              12.3
          Post-employment benefit
          obligation adjustments.......       --           --           --           --          --         (0.6)             (0.6)
                                                                                                                            ------
       Comprehensive income............       --           --           --           --          --           --            $ 52.0
                                                                                                                            ======
   Shares issued:
       Various plans...................       0.8          0.1         9.6           --          --           --
       Warrants........................       0.2           --          --           --          --           --
   Purchase of common stock............        --           --          --         (3.8)         --           --
   Retirement of treasury stock........      (0.3)        (0.1)       (3.7)         3.8          --           --
   Change in carrying value of common
   stock subject to redemption (See Note 2)   0.4          0.1        (5.9)          --         8.4           --
                                             ----       ------     --------     -------     -------       ------
   Balance, December 31, 2002 (restated)     36.7          3.7          --           --       304.7         (8.4)
   Comprehensive income:
       Net income......................        --           --          --           --        14.6           --            $ 14.6
       Other comprehensive loss:
          Translation adjustments......        --           --          --           --          --         25.6              25.6
          Post-employment benefit
          obligation adjustments.........      --           --          --           --          --          0.4               0.4
                                                                                                                            ------
       Comprehensive income............        --           --          --           --          --           --            $ 40.6
                                                                                                                            ======
   Shares issued-- various plans.......       0.4           --         4.0           --          --           --
   Stock compensation..................        --           --         0.2           --          --           --
   Purchase of common stock............        --           --          --         (5.1)         --           --
   Retirement of treasury stock........      (0.5)          --        (5.1)         5.1          --           --
   Termination of a Stock Repurchase
     Agreement (See Note 2)............       2.5          0.2        11.2           --        19.1           --
   Change in carrying value of common
   stock subject to redemption (See Note 2)    --           --          --           --         7.1           --
                                             ----       ------     --------     -------     -------       ------
   Balance, December 31, 2003..........      39.1       $  3.9   $    10.3      $    --     $ 345.5       $ 17.6
                                             ====       ======   =========      =======     =======       ======


    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2003, 2002 and 2001
                                  (in millions)

                                                                                             2003      2002      2001
                                                                                           --------  --------  -----------
                                                                                                               (unaudited)
                                                                                                               (See Note 2)
           OPERATING ACTIVITIES
            Net income................................................................     $   14.6  $   40.3  $   18.8
            Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization..........................................         30.2      29.6      32.8
               Deferred income taxes..................................................         (2.6)     (1.5)     (2.0)
               Loss (gain) on sale of property and equipment, net.....................          0.3      (0.2)     (0.7)
               Write-off of property and equipment....................................          8.0       1.1       3.3
               Post-employment benefit costs..........................................          1.4       1.5       7.3
            Changes in assets and liabilities, net of businesses acquired:
               Accounts receivable....................................................        (13.8)     (5.0)     11.3
               Inventories............................................................         (2.6)     (5.5)      4.9
               Other current assets...................................................          0.3      (2.7)     (1.5)
               Accounts payable and accrued liabilities...............................          1.9       4.1      (8.9)
               Accrued taxes on income................................................         (2.5)      2.2     (11.1)
               Other, net.............................................................          0.4      (1.2)     (0.7)
                                                                                           --------  --------  --------

               Net cash provided by operating activities..............................         35.6      62.7      53.5
                                                                                           --------  --------  --------

           INVESTING ACTIVITIES
            Purchases of property, plant and equipment................................        (32.8)    (25.5)    (24.2)
            Acquisitions, net of cash acquired........................................        (28.4)    (21.7)    (10.3)
            Proceeds from sale of property and equipment..............................          1.2       0.3       4.3
            Other, net................................................................           --      (1.0)      2.1
                                                                                           --------  --------  --------

               Net cash used in investing activities..................................        (60.0)    (47.9)    (28.1)
                                                                                           --------  --------  --------

           FINANCING ACTIVITIES
            Net increase (decrease) in short-term debt................................          2.2       1.7      (0.5)
            Additions to long-term debt...............................................        275.0      91.0      23.6
            Reductions in long-term debt..............................................       (249.3)    (93.8)    (23.6)
            Purchase of common stock subject to redemption............................          --       (6.4)     (5.4)
            Purchase of common stock..................................................         (5.1)     (3.8)    (33.1)
            Proceeds from common stock issued under employee stock option
              and stock purchase plans................................................          4.0       9.7       4.7
                                                                                           --------  --------  --------

               Net cash provided by (used in) financing activities....................         26.8      (1.6)    (34.3)
                                                                                           --------  --------  --------

               Effect of exchange rate changes on cash flows..........................         12.4       1.3      (0.3)
                                                                                           --------  --------  --------

           Increase (decrease) in cash and cash equivalents...........................         14.8      14.5      (9.2)
           Cash and cash equivalents at beginning of year.............................         49.6      35.1      44.3
                                                                                           --------  --------  --------

           Cash and cash equivalents at end of year...................................     $   64.4  $   49.6  $   35.1
                                                                                           ========  ========  ========


    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (in millions, except headcount, share and per share data)
                 (All information related to 2001 is unaudited.)


Note 1:  Description of Business

    Paxar Corporation ("Paxar" or the "Company") provides innovative merchandising solutions to retailers and apparel manufacturers. The Company's business includes the design, manufacture and distribution of a wide variety of tags and labels, including labels with bar codes, as well as printers and the associated supplies for customers who prefer the flexibility of creating labels and tags on an "as-needed" basis in their facilities.

    The Company has core competencies that range from graphic design to coating, weaving, design of mechanical and electronic printers, and systems integration. The Company believes that its vertical integration enhances product quality, provides manufacturing economies and helps drive product innovation.

    The Company manufactures finished labels and tags primarily for retailers and apparel manufacturers. It also manufactures the printers, the paper and fabric substrates, and the inks for in-plant tag and label printing systems. The Company manufactures electronic bar code systems and hand-held mechanical labelers for use in retail stores and distribution centers as well as for remote tracking applications. The Company also designs integrated systems for large in-store and warehouse applications, such as inventory control and distribution management. In addition, the Company provides service for its printers and mechanical labelers at customer locations worldwide and in its own facilities at multiple locations.

    The Company operates globally, with more than 60% of its sales outside the United States. Organizationally, it manages its operations across three major geographies: North, Central and South America ("Americas"), Europe, the Middle East and Africa ("EMEA"), and the Asia Pacific region ("Asia Pacific"). The Company's entire array of products and services is offered for sale across each of the aforementioned geographies. During 2003, the Company opened new operations in Bangladesh, Indonesia, Portugal, Morocco, Mauritius, Peru and Vietnam. Additionally, the Company's operations in China, Honduras, Turkey and Sri Lanka have expanded significantly during the last three years. As of December 31, 2003, the Company had 74 manufacturing facilities and sales offices located in 35 countries, and employed a total of approximately 8,400 persons worldwide. In addition, the Company sells its products through independent distributors in 15 countries in which Paxar does not sell directly to the final customer.

Note 2: Restatement

    In the fourth quarter of 2003, the Company reconsidered its accounting and reporting matters related to its obligations to purchase redeemable common shares under a Stock Repurchase Agreement (the "Agreement"), dated July 11, 2001, with its Chairman and Chief Executive Officer (the "Chairman"). In accordance with Rule 5-02.28 of Regulation S-X, or Accounting Series Release No. 268, "Redeemable Preferred Stocks," (issued by the Securities and Exchange Commission ("SEC") on July 27, 1979), as interpreted by the Emerging Issues Task Force ("EITF") Topic D-98, "Classification and Measurement of Redeemable Securities," (issued by the Financial Accounting Standards Board ("FASB") on July 19, 2001), securities that are redeemable for cash or other assets must be classified outside of shareholders' equity, if they are redeemable at the option of the holder, as were the redeemable common shares owned by the Chairman. The Company concluded that Rule 5-02.28, as interpreted by EITF Topic D-98, applied to the redeemable common shares because the redemption features were not solely within its control. While Rule 5-02.28 specifically addressed redeemable preferred stocks, EITF Topic D-98 makes it clear that redeemable preferred stock is analogous to other equity instruments, including common shares. Accordingly, the Company determined that the redeemable common shares should have been classified as temporary equity in its financial statements for periods ended after July 11, 2001 until the Agreement was terminated on November 17, 2003. As a result, the Company has restated its balance sheet as of December 31, 2002 to report the redemption value of redeemable common stock outside of shareholders' equity, as "Common Stock Subject to Redemption." The redeemable common stock was previously reported within shareholders' equity. Corresponding revisions have also been made to the consolidated statements of shareholders' equity and comprehensive income.

    As the Agreement was terminated on November 17, 2003, the redeemable common shares owned by the Chairman are no longer subject to redemption and therefore are classified as permanent equity in the financial statements at December 31, 2003.

    As the Company was unable to have the reclassification adjustments pertaining to its 2001 financial statements audited, the 2001 financial statements and related note disclosures contained herein are unaudited and are labeled as such.

Note 3:  Summary of Significant Accounting Policies

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

    The Company's domestic and international presence and large, diversified customer base serve to limit overall credit risk and the potential for future product returns. Historically, the credit losses and sales returns, in the aggregate, have not exceeded management's estimates.

Inventories

    Inventories are stated at the lower of cost or market. The value of inventories determined using the last-in, first-out method was $14.3 and $12.9 as of December 31, 2003 and 2002, respectively. The value of all other inventories determined using the first-in, first-out method was $79.8 and $70.9 as of December 31, 2003 and 2002, respectively.

    On an ongoing basis, the Company evaluates the composition of its inventories and the adequacy of its allowance for slow-turning and obsolete products. Market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand and acceptance of the Company's products, and current sales negotiations for this type of inventory.

Property, Plant and Equipment

    Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Upon retirement or disposition, the cost and accumulated depreciation are removed from the asset and accumulated depreciation accounts, and the net gain or loss is reflected in income. Expenditures for maintenance and repairs are charged against income as incurred. Significant expenditures for improvements and renewals are capitalized.

Financial Instruments and Derivatives

    The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These statements outline the accounting treatment for all derivative activities and require that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and the resulting type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified to earnings in the period in which earnings are affected by the hedged item.

    The Company manages a foreign currency hedging program intended to reduce the Company's risk in foreign currency-denominated transactions by periodically entering into forward foreign exchange contracts. During 2003 and 2002, the aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $55 and $50, respectively.

    The Company formally designates and documents the hedging relationship and risk management objective for undertaking the hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

    The fair value of outstanding forward foreign exchange contracts at December 31, 2003 and 2002 for delivery of various currencies at various future dates and the changes in fair value recorded in income in 2003, 2002 and 2001 were not material. The notional value of outstanding forward foreign exchange contracts at December 31, 2003 and 2002 was $19 and $20, respectively.

    All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

Goodwill and Other Intangibles

    The Company has adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under SFAS No. 142, which was adopted as of January 1, 2002, goodwill is no longer amortized. Instead, the Company is required to test goodwill for impairment at least annually using a fair value approach, at the reporting unit level. In addition, the Company evaluates goodwill for impairment if an event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding its fair value. Factors the Company considers important which could indicate an impairment include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value.

    Prior to January 1, 2002, goodwill was amortized using the straight-line method over a period not to exceed 40 years.

Impairment of Long-Lived Assets

    The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. Except for certain write-offs of fixed assets the Company recognized in connection with its restructuring and related initiatives, there were no significant impairment losses related to long-lived assets in the past three years.

Other Investments

    Investments where the Company has the ability to exercise significant influence over financial and accounting policies are accounted for under the equity method of accounting. Investments where the Company does not have significant influence and where the market value is not readily determinable are accounted for under the cost method. Other investments are included in other noncurrent assets in the accompanying consolidated balance sheets.

Deferred Financing Costs

    Deferred financing costs are amortized by the straight-line method over the terms of the related indebtedness.

Revenue Recognition

    Revenue is recognized at the time of shipment and includes freight billed to customers.

    Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," issued by SEC requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and services rendered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

    In addition, in accordance with SAB No. 104, "Revenue Recognition, revised and updated," the Company recognizes revenues from fixed price service contracts on a pro-rata basis over the life of the contract as they are generally performed evenly over the contract period. Revenues derived from other service contracts are recognized when the services are performed.

    The Company periodically enters into multiple element arrangements whereby it may provide a combination of products and services. Revenue from each element is recorded when the following conditions exist: (1) the product or service provided represents a separate earnings process; (2) the fair value of each element can be determined separately; and (3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles applicable to those elements as if it were one arrangement, generally on a straight-line basis. In November 2002, EITF reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF No. 00-21 also supersedes certain guidance set forth in SAB No. 101. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The Company determined that the adoption of EITF No. 00-21 did not have a material impact on its results of operations or financial condition.

Research and Development

    Research and development costs are expensed as incurred. The Company's research and development expenses were approximately $7, $8 and $7 in 2003, 2002 and 2001, respectively.

Income Taxes

    Deferred tax assets and liabilities are established based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. The classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the difference. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are not provided on the portion of undistributed earnings of non-US subsidiaries which is considered to be permanently reinvested.

Earnings per Share

    Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares, including redeemable common shares, outstanding during the year. Diluted earnings per share reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options.

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

Stock-Based Compensation

    SFAS No. 123, "Accounting for Stock Based Compensation," provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board ("APB") Opinion 25. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table presents pro forma net income and earnings per share had the Company elected to adopt SFAS No. 123:

                                                                      2003          2002           2001
                                                                   --------      --------       -------
                                                                                              (unaudited)
       Net income, as reported................................... $ 14.6      $   40.3       $   18.8

       Deduct: Stock-based employee compensation
        expense determined under fair value based method
        for all awards granted, net of related tax effects......    (4.4)         (4.0)          (2.3)
                                                                    ----       -------        -------

       Pro forma net income.....................................   $ 10.2     $   36.3       $   16.5
                                                                  =======     ========       ========

       Earnings per Share:

          Basic - as reported...................................  $ 0.37      $   1.02       $   0.45

          Basic - pro forma.....................................  $ 0.26      $   0.92       $   0.40

          Diluted - as reported.................................  $ 0.37      $   1.00       $   0.44

          Diluted - pro forma...................................  $ 0.26      $   0.90       $   0.39

Use of Estimates

    The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to use certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

    In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics of a controlling financial interest. The Company believes that the adoption of FIN No. 46 will not have a material impact on its results of operations or financial condition.

    In April 2003, the FASB issued SFAS No. 149. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component,
(3) amends the definition of an underlying to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial condition.

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

Note 4:  Inventories

    The components of inventories are as follows:

        At December 31,                                                          2003          2002
        --------------------------------------------------------------     -----------      -------

       Raw materials..................................................        $   44.5      $   34.7
       Work-in-process................................................             7.8           8.1
       Finished goods.................................................            58.1          52.4
                                                                           -----------   -----------
                                                                                 110.4          95.2
       Allowance for obsolescence.....................................           (16.3)        (11.4)
                                                                           -----------   -----------

                                                                              $   94.1      $   83.8
                                                                           ===========   ===========

    If all inventories were reported on a first-in, first-out basis, inventories would be approximately $2.0 and $2.1 higher at December 31, 2003 and 2002, respectively.

Note 5:  Other Current Assets

    A summary of other current assets is as follows:

        At December 31,                                                          2003          2002
        --------------------------------------------------------------     -----------      -------

       Prepaid insurance..............................................        $    1.1      $    1.1
       Prepaid expenses...............................................             6.8           5.9
       Other receivables..............................................             7.7           4.9
       Others.........................................................             0.4           0.9
                                                                           -----------   -----------

                                                                              $   16.0      $   12.8
                                                                           ===========   ===========

Note 6:  Property, Plant and Equipment

    A summary of property, plant and equipment is as follows:

        At December 31,                                                          2003          2002
        --------------------------------------------------------------     -----------      -------

       Machinery and equipment........................................        $  244.4      $  221.8
       Building and building improvements.............................            63.2          56.3
       Land...........................................................             4.3           5.3
                                                                           -----------   -----------
                                                                                 311.9         283.4
       Accumulated depreciation.......................................          (148.1)       (128.5)
                                                                           -----------   -----------

                                                                              $  163.8      $  154.9
                                                                           ===========   ===========

                                                                          Years
                                                                          -----
      Estimated useful lives:
      Buildings.....................................................    10 to 50
      Building and leasehold improvements...........................     3 to 20
      Machinery and equipment.......................................     2 to 15

    Depreciation expense was $29.9 in 2003, $29.3 in 2002 and $26.8 in 2001.

Note 7:  Goodwill and Other Intangibles

    In accordance with SFAS No. 142, the Company completed its annual goodwill impairment assessment during the fourth quarter of 2003, and based on a comparison of the implied fair values of its reporting units with their respective carrying amounts, including goodwill, the Company determined that no impairment of goodwill existed at October 31, 2003, and there have been no indicators of impairment since that date. A subsequent determination that this goodwill is impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

    The following table presents a reconciliation of reported net income and earnings per share to adjusted net income and earnings per share had SFAS No. 142 been in effect at January 1, 2001:

                                                                               2003         2002         2001
                                                                             -------      -------      ---------
                                                                                                      (unaudited)
    Reported net income..................................................   $   14.6     $   40.3     $   18.8
    Add back: Amortization of goodwill, net of income taxes..............         --           --          5.4
                                                                            --------     --------     --------
    Adjusted net income..................................................   $   14.6     $   40.3     $   24.2
                                                                            ========     ========     ========

    Reported earnings per share (basic)..................................   $   0.37     $   1.02     $   0.45
    Add back: Amortization of goodwill, net of income taxes..............         --           --         0.13
                                                                            --------     --------     ---------
    Adjusted earnings per share (basic)..................................   $   0.37     $   1.02     $   0.58
                                                                            ========     ========     ========

    Reported earnings per share (diluted)................................   $   0.37     $   1.00     $   0.44
    Add back: Amortization of goodwill, net of income taxes..............         --           --         0.13
                                                                            --------     --------     ---------
    Adjusted earnings per share (diluted)................................   $   0.37     $   1.00     $   0.57
                                                                            ========     ========     ========

    The changes in the carrying amounts of goodwill for the years ended December 31, 2003 and 2002 are as follows:

                                                       Americas         EMEA       Asia Pacific       Total
                                                       --------        ------      ------------      -------

    Balance, January 1, 2002.....................    $   104.7       $   59.8       $   17.2      $   181.7
    Acquisitions.................................          6.3            3.3            0.1            9.7
    Translation adjustments......................           --            4.3             --            4.3
                                                     ---------        -------       ---------      ---------
    Balance, December 31, 2002...................        111.0           67.4           17.3          195.7
    Acquisitions.................................          6.0             --            3.2            9.2
    Translation adjustments......................           --            7.6             --            7.6
                                                     ---------        -------       ---------      ---------
    Balance, December 31, 2003...................    $   117.0        $  75.0       $   20.5      $   212.5
                                                     =========        ========       ========      =========

    In September 2003, the Company acquired the business and assets of Alkahn Labels, Inc. ("Alkahn") for $25.0. In connection with this acquisition, the Company recorded goodwill of $7.1 based on its preliminary allocation of the purchase price to the acquired assets and liabilities. This acquisition did not have a material impact on the Company's results of operations.

    A summary of other intangibles is as follows:

        At December 31,                                                          2003          2002
        --------------------------------------------------------------     -----------      -------

       Noncompete agreement...........................................        $    1.7      $    1.7
       Post-employment benefit obligation adjustments.................             --            0.6
                                                                           ----------    -----------
                                                                                   1.7           2.3
       Accumulated amortization.......................................            (0.6)         (0.3)
                                                                           -----------   -----------

                                                                              $    1.1      $    2.0
                                                                           ===========   ===========

Note 8:  Accounts Payable and Accrued Liabilities

    A summary of accounts payable and accrued liabilities is as follows:

        At December 31,                                                       2003            2002
        --------------------------------------------------------------     -----------      --------

       Accounts payable...............................................        $   45.3      $   44.1
       Accrued payroll costs..........................................            13.0          17.1
       Accrued interest...............................................             4.1           4.1
       Advance service contracts......................................             4.6           3.9
       Customer incentives............................................             2.1           1.9
       Other accrued liabilities......................................            34.0          21.1
                                                                           -----------   -----------

                                                                              $  103.1      $   92.2
                                                                           ===========   ===========

Note 9:  Long-Term Debt

    A summary of long-term debt is as follows:

        At December 31,                                                          2003          2002
        --------------------------------------------------------------     -----------      -------

       6.74% Senior Notes.............................................        $  150.0      $  150.0
       Economic Development Revenue Bonds due 2011 and 2019...........            13.0          13.0
       Revolving credit...............................................            27.2           --
       Other..........................................................             0.1           1.6
                                                                           -----------   -----------
                                                                                 190.3         164.6
       Less current maturities........................................             --            0.1
                                                                           ----------    -----------

                                                                              $  190.3      $  164.5
                                                                           ===========   ===========

    Maturities of long-term debt are as follows:

        Years ending December 31,
        --------------------------------------------------------------
        2005..........................................................       $   27.2
        2008..........................................................          150.0
        Thereafter....................................................           13.1
                                                                             --------
                                                                             $  190.3
                                                                             ========

    The Company has unsecured ten-year, $150 Senior Note agreements (the "Senior Notes") due 2008 with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually.

    Economic Development Revenue Bond financed facilities have been accounted for as plant and equipment, and the related bonds are recorded as long-term debt. The variable rate bonds for the years ended December 31, 2003 and 2002 had weighted average interest rates of 1.15% and 1.52%, respectively.

    In September 2002, the Company entered into a three-year, $150 revolving credit agreement with a group of five domestic and international banks. The agreement amended and restated the Company's previous revolving credit facility. Under the credit agreement, the Company pays a facility fee determined by reference to the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The applicable percentage for the facility fee at December 31, 2003 was 0.35%. Borrowings under the credit agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (4.00% and 4.25% at December 31, 2003 and December 31, 2002, respectively), and are guaranteed by certain domestic subsidiaries of the Company.

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

    Additionally, the Company must maintain at all times an excess of consolidated total assets over total liabilities of not less than the sum of $274 plus 35% of consolidated net income for the period after July 1, 2002 plus 100% of the net cash proceeds received by the Company from the sale or issuance of its common stock on and after July 1, 2002. The Company's maximum allowable debt to EBITDA ratio, as defined, is as follows:


        Prior to January 1, 2004...................................... 3.0 to 1
        From January 1, 2004 to September 30, 2004.................... 3.5 to 1
        After September 30, 2004...................................... 3.0 to 1

    The Company's minimum allowable fixed charge coverage ratio, as defined, is as follows:

        Prior to October 1, 2003...................................... 1.5 to 1
        From October 1, 2003 to September 30, 2004.................... 1.25 to 1
        After September 30, 2004...................................... 1.5 to 1

    The Company's revolving credit agreement defines debt as including all obligations to purchase, redeem, retire, or otherwise make any payment in respect of any capital stock. Accordingly, the Company should have reflected in its quarterly debt covenant compliance reports provided to its banks and certain other lending institutions its obligation to purchase common stock from its Chairman under the July 11, 2001 Agreement. Since the obligation had been omitted from the Company's compliance reports, the Company was in technical default under the terms of the credit agreement. The Company obtained temporary waivers from its banks in November 2003. As the Agreement was terminated on November 17, 2003, the Company no longer has the obligation to purchase or redeem any of its common stock. (See Note 19 of the Notes to Consolidated Financial Statements. The lenders have indicated that permanent waivers will be issued immediately after the filing of this annual report.

    At December 31, 2003, the Company was in compliance with all debt covenants. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner.

    Average borrowings under the credit facility during 2003, 2002 and 2001 were $22.1, $9.8 and $0.1, respectively, at average interest rates of 1.50%, 2.23% and 2.20%. The borrowings outstanding under the credit facility at December 31, 2003 and 2002 were $27.2 and $0.0, respectively.

    Interest expense was $11.9 in 2003, $11.6 in 2002 and $11.5 in 2001.

Note 10:  Income Taxes

    The components of the provision for income taxes are as follows:

        At December 31,                                               2003          2002           2001
        --------------------------------------------------------   ----------      --------       -------
                                                                                              (unaudited)
       Federal
         Current................................................   $   (1.3)     $   (0.1)      $   (3.9)
         Deferred...............................................       (2.2)         (3.3)          (1.2)

       Foreign
         Current................................................        8.3          10.9            9.6
         Deferred...............................................        0.7           1.4           (0.8)

       State....................................................        0.1           0.4            0.2
                                                                      -----      --------       --------

                                                                   $    5.6      $    9.3       $    3.9
                                                                   ========      ========       ========


    The deferred tax assets and liabilities are as follows:

        At December 31,                                               2003          2002           2001
        -----------------------------------------------------   --------------    --------       -------
                                                                                              (unaudited)
       Deferred tax assets:
       Tax credit and tax loss carryforwards.................        $ 17.2      $    9.0       $    5.8
       Other accrued liabilities and allowances...............         12.5           8.4            3.7
       Deferred compensation..................................          3.9           4.5            3.6
                                                                      -----      --------       --------

            Total gross deferred tax assets...................         33.6          21.9           13.1

       Valuation allowance....................................        (13.8)         (6.4)          (5.8)
                                                                      -----      --------       --------

            Net deferred tax assets...........................         19.8          15.5            7.3

       Deferred tax liabilities:
       Depreciation and other property basis differences......         (8.5)        (10.9)          (9.4)
       Other..................................................        (11.4)         (6.2)          (1.4)
                                                                      ------     ---------      ---------

            Net deferred tax liabilities......................     $   (0.1)     $   (1.6)      $   (3.5)
                                                                      ======     ========       ========

     At December 31, 2003, the Company had tax credit and tax loss carryforwards of $17.2, which will be available to reduce future taxable income. The tax credit carryforwards of $1.4 and tax loss carryforwards of $15.8 are scheduled to expire in 2006 and 2022, respectively.

    A valuation allowance is established for those deferred tax assets for which the Company believes that recovery is not more than likely. As of December 31, 2003, a valuation allowance of $13.8 existed for certain tax credit and tax loss carryforwards.

    The federal statutory income tax rate reconciles to the effective income tax rate as follows:

        At December 31,                                               2003          2002           2001
        --------------------------------------------------------   -----------    --------       -------
                                                                                              (unaudited)
       Federal statutory tax rate...............................       35.0%         35.0%          35.0%
       State income tax, net of federal income tax benefit......        0.5           0.5            0.7
       Foreign taxes at different rates.........................      (25.1)        (16.6)            --
       Tax loss/credit carryforwards not benefited..............       27.2           2.4             --
       Tax credits utilized.....................................         --            --            (5.0)
       Nondeductible goodwill amortization......................         --            --             6.2
       Accruals no longer required..............................      (11.7)         (2.4)           --
       All other, net...........................................        1.9          (0.1)          (0.7)
                                                                   --------      --------       --------

                                                                       27.8%         18.8%          17.2%
                                                                   ========      ========       ========

    The Company reviewed the status of tax accruals during 2003 and 2002, and reduced the income tax provisions by the amounts determined to be in excess of requirements. During 2001, the Company settled a dispute with International Imaging Materials, Inc. ("IIMAK") regarding alternative minimum tax credits carried forward and used by the Company in 2000 and 1999 in the amount of $3.5. The Company paid IIMAK $2.4 and retained $1.1 in final settlement of the dispute.

    A provision has not been established for undistributed foreign earnings of $190 at December 31, 2003, as those earnings have been permanently reinvested for expansion of the foreign operations. At December 31, 2003, the estimated US tax liability on the undistributed earnings was $37. Total foreign-based pre-tax income was approximately $28, $60 and $43 for 2003, 2002, and 2001, respectively.

Note 11:  Segment Information

    The Company develops, manufactures and markets apparel identification products and bar code and pricing solutions products to customers primarily in the retail and apparel manufacturing industries. In addition, the sale of the Company's products usually result in the ongoing sale of supplies, replacement parts and services. The Company's products are sold worldwide through a direct sales force, through non-exclusive manufacturers' representatives, and through international and export distributors and commission agents.

    The Company's operations have been organized into three geographic segments consisting of America, EMEA, and Asia Pacific. Each of the three geographic segments develops, manufactures and markets the Company's products and services. The results from the three geographic segments are regularly reviewed by the Company's Chief Executive Officer and Chief Financial Officer to make decisions about resources to be allocated to each segment and assess its performance. Information regarding the operations of the Company in different geographic segments is set forth below. The accounting policies of the geographic segments are the same as those described in Note 2: Summary of Significant Accounting Policies.


        Years ended December 31,                                      2003          2002           2001
        ---------------------------------------------------------  ----------      --------       -------
                                                                                              (unaudited)
       Sales to unaffiliated customers:
       Americas................................................... $  325.0      $  332.4       $  322.2
       EMEA.......................................................    199.5         176.6          162.8
       Asia Pacific...............................................    187.5         158.8          125.6
                                                                      -----      --------       --------

            Total.................................................  $ 712.0      $  667.8       $  610.6
                                                                   ========      ========       ========

       Intersegment sales:
       Americas...................................................  $  53.3      $   64.1       $   49.7
       EMEA.......................................................     41.8          41.5           30.6
       Asia Pacific...............................................     13.8          10.2            6.9
       Eliminations...............................................   (108.9)       (115.8)         (87.2)
                                                                     ------      --------       --------

            Total................................................  $    --       $    --        $    --
                                                                    =======       =======        =======

       Operating income (a):
       Americas (b)..............................................  $   15.1      $   32.5       $   28.5
       EMEA (b)..................................................     (1.3)         14.2            8.1
       Asia Pacific (b)..........................................      36.2          31.7           23.3
                                                                      -----      --------       --------

            Total................................................      50.0          78.4           59.9
       Corporate expenses (b), (c)...............................     (18.2)        (17.6)         (21.3)
       Amortization of goodwill and other intangibles............      (0.3)         (0.3)          (6.0)
                                                                      -----      --------       --------

            Total................................................ $   31.5      $   60.5       $   32.6
                                                                   ========      ========       ========


        (a) Certain reclassifications have been made to prior years' operating income to conform to the presentation used in the current period.

        (b) Americas, EMEA, Asia Pacific and Corporate expenses included the integration/restructuring and other costs of $9.3, $9.4, $0.1 and $1.6, respectively, in 2003, and $7.5, $4.1, $0.7 and $1.0 in 2001.

        (c) In 2001, Corporate expenses included $7.3 of post-employment benefit costs pertaining to the one-time, prior period service costs.

       Depreciation and amortization:
       Americas....................................................  $ 14.2      $   16.2       $   18.1
       EMEA........................................................    9.6           8.0            9.1
       Asia Pacific................................................    4.8           3.9            4.5
                                                                      -----      --------       --------

                                                                       28.6          28.1           31.7
       Corporate...................................................     1.6           1.5            1.1
                                                                      -----      --------       --------

            Total.................................................. $  30.2      $   29.6       $   32.8
                                                                   ========      ========       ========

       Capital expenditures:
       Americas.................................................... $   9.3      $    8.6       $    7.1
       EMEA........................................................    10.8          10.3            9.5
       Asia Pacific................................................    12.0           5.3            3.7
                                                                      -----      --------       --------

                                                                       32.1          24.2           20.3
       Corporate...................................................     0.7           1.3            3.9
                                                                      -----      --------       --------

            Total.................................................. $  32.8      $   25.5       $   24.2
                                                                   ========      ========       ========



        At December 31,                                                2003        2002
        ----------------------------------------------------------- -----------   -------

       Long-lived assets:
       Americas.................................................... $ 196.6      $  193.9
       EMEA........................................................   125.0         115.2
       Asia Pacific................................................    50.6          37.2
                                                                      -----      --------

                                                                      372.2         346.3
       Corporate...................................................     5.2           6.3
                                                                      -----      --------

            Total..................................................$  377.4      $  352.6
                                                                   ========      ========



        At December 31,                                               2003          2002
        ---------------------------------------------------------- ---------      -------

       Total assets:
       Americas....................................................$  305.4      $  292.1
       EMEA........................................................   228.5         207.6
       Asia Pacific................................................   124.4          91.1
                                                                      -----      --------

                                                                      658.3         590.8
       Corporate...................................................    56.6          48.8
                                                                      -----      --------

            Total..................................................$  714.9      $  639.6
                                                                   ========      ========

    The following table presents sales by product:

        Years ended December 31,                                      2003          2002         2001
        ----------------------------------------------------------- --------      --------     ---------
                                                                                              (unaudited)
       Apparel Identification Products.............................$  482.5      $  438.8       $  379.0
       Bar Code and Pricing Solutions..............................   229.5         229.0          231.6
                                                                      -----      --------       --------

            Total................................................. $  712.0      $  667.8       $  610.6
                                                                   ========      ========       ========


    The Company derived sales in the United States of $258.5 or 36.3% of the total sales in 2003, $274.3 or 41.1% of the total sales in 2002, and $277.0 or 45.4% of the total sales in 2001. In addition, the Company's long-lived assets in the United States as of December 31, 2003 and 2002, amounted to $167.1 and $163.5, respectively.

    No one customer accounted for more than 10% of the Company's revenues or accounts receivable in 2003, 2002 or 2001.

Note 12:  Supplemental Cash Flow Information

    Cash paid for interest and income taxes is as follows:

        Years ended December 31,                                      2003          2002         2001
        ---------------------------------------------------------- ---------      --------    ----------
                                                                                              (unaudited)
       Interest................................................... $   11.5      $   11.0       $    9.8

       Income taxes............................................... $   12.4      $   11.7       $   15.7

Note 13:  Shareholders' Equity

    The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan.

    The 1990 Employee Stock Option Plan (the "1990 Plan"), the 1997 Incentive Stock Option Plan (the "1997 Plan") and the 2000 Long-Term Performance and Incentive Plan (the "2000 Plan") provide for grants of incentive stock options, non-qualified stock options and stock appreciation rights, which may be granted in tandem with non-qualified stock options. The 2000 Plan also permits awards of restricted stock and bonus stock and other similar stock-based compensation arrangements. In addition, the shares previously authorized and available for issuance under the 1997 Plan are available for issuance under the 2000 Plan. The option price per share of incentive stock options cannot be less than 100% of the market value at the date of grant. The option price per share of non-qualified stock options and stock appreciation rights is determined by the Board of Directors at its sole discretion.

    As of December 31, 2003, 4,116,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees and directors under the 1997 Plan and the 2000 Plan, and 3,097,000 shares of common stock were reserved for future grants under the 2000 Plan. In addition, under the 1990 Plan, 561,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees and directors.

    Under the 2000 Plan, the Company has granted certain key executives a performance based award, which enables them to receive a future payment from the Company, based on the appreciation in the fair market value, as defined in the plan, of the Company's common stock in relation to a certain market index. The Company records the changes in the fair value of the award amounts in income at the end of each reporting period. In connection with this award, the Company recognized compensation (benefits) expenses of $(0.4), $1.9 and $2.0 in 2003, 2002 and 2001, respectively.

    Generally, options vest over four years and are exercisable for ten years.

    A summary of outstanding stock options is as follows:

                                                            Number      Weighted Average
                                                          of Shares      Exercise Price
                                                         ------------   ----------------
                                                         (in millions)
         2001 (unaudited)
           Outstanding at beginning of year.........          3.9              $ 10.81
           Granted..................................          0.9              $ 10.74
           Exercised................................         (0.4)             $  8.10
           Canceled/forfeited.......................         (0.1)             $ 10.34
                                                             ----
           Outstanding at end of year...............          4.3              $ 11.04
         2002
           Granted..................................          1.1              $ 16.04
           Exercised................................         (0.7)             $ 10.85
           Canceled/forfeited.......................         (0.2)             $ 12.19
                                                             ----
           Outstanding at end of year...............          4.5              $ 12.19
         2003
           Granted..................................          0.7              $ 14.20
           Exercised................................         (0.2)             $  8.93
           Canceled/forfeited.......................         (0.3)             $ 14.25
                                                             ----
           Outstanding at end of year...............          4.7              $ 12.54
                                                             ====

    The weighted average fair value per option granted in 2003, 2002 and 2001 was $6.38, $7.38 and $5.03, respectively.

    The following table summarizes information about stock options outstanding as of December 31, 2003:

                                                                                         Weighted Average
           Range of                           Options           Weighted Average             Remaining
           Exercise Prices                  Outstanding          Exercise Price          Contractual Life
           ---------------                  -----------          --------------          ----------------
                                           (in millions)                                      (years)
           Options outstanding
           $  1.00 - $ 6.00                     0.1                $   5.29                    0.8
           $  6.01 - $10.75                     1.9                $   9.46                    5.8
           $ 10.76 - $17.92                     2.7                $  14.93                    6.2
                                               ----
                                                4.7                $  12.54                    5.9
                                               ====
           Options exercisable
           $  1.00 - $ 6.00                     0.1                $   5.29
           $  6.01 - $10.75                     1.5                $   9.32
           $ 10.76 - $17.92                     1.7                $  14.71
                                               ----
                                                3.3                $  11.88
                                               ====

    The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:

                                                                      2003          2002           2001
                                                                -----------      --------      ---------
                                                                                              (unaudited)
       Risk-free interest rate..............................         3.0%          3.0%           4.4%
       Expected years until exercise........................         6.0           6.0            6.0
       Expected stock volatility............................        43.1%         41.5%          41.6%
       Dividend yield.......................................         0.0           0.0            0.0


Employee Stock Purchase Plan

    The Company maintains an employee stock purchase plan, which allows employees to purchase a certain amount of stock at a discount of 20% to the market price. The Company may sell up to 1,819,000 shares under this plan and, as of December 31, 2003, 584,000 shares were available for future purchases. The total number of shares and the average fair value of shares issued under this plan were 128,000 and $12.40 in 2003, 101,000 and $15.66 in 2002, and 123,000
and $12.06 in 2001, respectively. The Company recognized stock-based compensation expenses of $0.3 in 2003, 2002 and 2001.

Stock Repurchase Plan

    The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company repurchased 469,000 shares for an aggregate price of $5.1, or an average of $10.80 per share, in 2003; 285,000 shares for an aggregate price of $3.8, or an average of $13.38 per share, in 2002; and 3,238,000 shares for an aggregate price of $33.1, or an average of $10.22 per share, in 2001. Since the inception of the stock repurchase program, the Company has repurchased 12,293,000 of its shares for an aggregate price of $122.0, or an average of $9.92 per share. The Company immediately retired the repurchased shares. As of December 31, 2003, the Company had $28.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability.

Note 14:  Earnings per Common Share

    The reconciliation of basic and diluted weighted average common shares outstanding, in millions, is as follows:

        Years ended December 31,                                      2003          2002        2001
        --------------------------------------------------------    --------      --------    ----------
                                                                                              (unaudited)
       Weighted average common shares (basic)...................       39.1          39.4           41.8
       Options and warrants.....................................        0.4           0.9            0.6
                                                                      -----      --------       --------

       Adjusted weighted average common shares (diluted)........       39.5          40.3           42.4
                                                                      =====      ========       ========


    Options and warrants to purchase 2,434,000, 847,000, and 2,949,000 shares of common stock at December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per common share because the effect of their inclusion would be antidilutive.

Note 15:  Employee Savings Plans

    The Company maintains a voluntary employee savings plan adopted pursuant to
Section 401(k) of the Internal Revenue Code. The Company's contribution under the plan was $3.1, $2.9, and $2.4 in 2003, 2002 and 2001, respectively.

Note 16:  Post-Employment Benefit Costs

    During 2001, certain key executives of the Company signed employment agreements with the Company under which the Company is obligated to provide post-employment benefits as specified in the agreements. In connection with these agreements, the Company recognized $1.4, $1.5 and $7.3 of post-employment benefit costs in 2003, 2002 and 2001, respectively. In 2001, the post-employment benefits costs pertained to the one-time, prior period service costs, which were incurred as a result of the employment agreements. The post-employment benefit costs were included within selling, general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2003, 2002 and 2001.

    The projected benefit obligation and unfunded benefit obligation were as follows:

        At December 31,                                               2003          2002
        --------------------------------------------------------  -----------      -------

       Projected benefit obligation.............................  $    8.1        $ 10.4

       Unfunded benefit obligation..............................  $    7.3        $  8.9


Note 17:  Commitments and Contingent Liabilities

    Total rental expense for all operating leases amounted to $10.9 in 2003, $8.1 in 2002 and $6.9 in 2001.

    Minimum rental commitments for all non-cancelable operating leases are as follows:

        Years ending December 31,
        -----------------------------------------------------

        2004.................................................     $    9.7
        2005.................................................          6.9
        2006.................................................          5.1
        2007.................................................          4.3
        2008.................................................          3.9
        Thereafter...........................................          9.8
                                                                  --------
                                                                  $   39.7
                                                                  ========

    The Company accrues severance expense for employees of its Italian subsidiaries, as required by Italian statute. As of December 31, 2003 and 2002, the amounts were $2.7 and $2.1, respectively, and were included in other noncurrent liabilities in the accompanying consolidated balance sheets.

    The Company has been named a potentially responsible party relating to contamination that occurred at certain super-fund sites. Management does not expect the ultimate outcome of this matter to be material in relation to the Company's results of operations or financial condition.

    In the ordinary course of business, the Company and its subsidiaries are involved in certain disputes and litigation, none of which will, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

Note 18: Integration/Restructuring and Other Costs

    In 2003, the Company incurred $20.4 of integration/restructuring and other costs. Of this amount, $11.4 primarily pertained to: (1) the closing of several manufacturing plants in the US and the UK, areas which have experienced a migration of apparel manufacturing to the lower-production-cost countries; and
(2) headcount reductions, which resulted in a reduction of 320 manufacturing positions and 160 managerial and administrative personnel primarily in the US and the UK. In addition, the Company recorded $1.3 of integration/restructuring and other costs in connection with the severance payment made to its former Chief Executive Officer. Lastly, the Company recognized non-cash charges of $7.7 to write off the remaining net book value of an ERP system and certain other fixed assets no longer in use .

    The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the year ended December 31, 2003:

                                          Beginning Balance                                  Ending Balance
                                            January 1, 2003     Expenses      Payments     December 31, 2003
                                         -------------------  -----------    ---------     -----------------
       Severance......................         $  0.2           $  8.4         $ (7.2)           $  1.4
       Termination of leases..........            --               1.3           (0.2)              1.1
                                               -----            ------         ------            ------
                                               $  0.2           $  9.7         $ (7.4)           $  2.5
                                               ======           ======         ======            ======

    The remaining balance of $2.5 at December 31, 2003 is expected to be paid during 2004.

    In 2001, the Company recorded $13.3 of integration/restructuring and other costs. Of this amount, $11.9 pertained to: (1) integration of certain manufacturing facilities and the consolidation of production sites as the Company closed and sold two manufacturing locations in North America and rationalized operations in the UK, Italy and Spain; and (2) strategic unification of the sales and marketing organization and a global organizational reshaping, which resulted in termination of 350 manufacturing positions and 125 managerial and administrative personnel in the US, Canada, Hong Kong, the UK, Italy and Turkey. In addition, the Company disposed of and wrote off $1.4 of certain fixed assets in connection with its strategic initiatives.

Note 19:  Common Stock Subject to Redemption

    Under the July 11, 2001 Agreement (later terminated on November 17, 2003), the Chairman had the option to sell to the Company, and the Company had the obligation to purchase, the redeemable common shares owned by the Chairman and those to which the Chairman became entitled through the exercise of his stock compensation awards. All transactions under the Agreement were required to be settled in cash. During any rolling 12-month period, the Chairman had the right to sell up to 400,000 shares to the Company. In addition, if he did not exercise his right to sell the full 400,000 shares in the preceding rolling 12-month period, he had the right to sell up to 400,000 additional shares as to which he did not exercise his option in such preceding periods. The timing of the sale and the periods during which the Chairman had the right to redeem his common shares were regulated by the terms of the Agreement. The purchase price for the redeemable common shares was equal to the average of the closing prices for the Company's common stock during the last seven trading days ending on the day preceding the sale.

    During 2001, the Company purchased 400,000 shares from the Chairman for $5.4, or $13.40 per share. During 2002, the Company purchased 399,000 shares from the Chairman for $6.4, or $15.96 per share. All of the shares purchased from the Chairman were retired. The Company did not purchase any shares from the Chairman in 2003.

Note 20:  Related Party Transaction

    The Company, on a month-to-month basis, leases a manufacturing facility in Sayre, Pennsylvania, owned beneficially by its Chairman and his family members. The rental expenses totaled $0.1 in 2003, 2002, and 2001.

Note 21:  Condensed Quarterly Financial Data (unaudited)

                                                     First          Second          Third          Fourth
                                                    Quarter         Quarter        Quarter        Quarter
                                                    -------         -------        -------        -------
          2003
          Sales............................         $ 163.0        $ 183.6         $ 170.7        $ 194.7
          Gross profit.....................            61.0           70.1            64.7           71.3
          Operating income.................             4.7           11.7             8.0            7.1
          Net income.......................             1.4            7.0             3.9            2.3
          Basic earnings per share.........            0.04           0.18            0.10           0.06
          Diluted earnings per share.......            0.03           0.18            0.10           0.06

          2002
          Sales............................         $ 152.7        $ 173.1         $ 170.1        $ 171.9
          Gross profit.....................            59.2           69.3            64.3           64.3
          Operating income.................            12.6           19.9            15.4           12.6
          Net income.......................             7.5           13.1            10.2            9.5
          Basic earnings per share.........            0.19           0.33            0.26           0.24
          Diluted earnings per share.......            0.19           0.32            0.25           0.24

                       PAXAR CORPORATION AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2003, 2002 and 2001
                                  (in millions)


                                                                        Additions
                                                                         Charged
                                                       Balance at       to Costs
                                                        Beginning          and                                      Balance at
            Description                                 of Year         Expenses     Other (1)    Deductions (2)   End of Year
   -----------------------------------------------    ------------     ---------     ----------   --------------   ------------

   Year ended December 31, 2003
      Allowance for doubtful accounts.............        $ 10.2         $  2.1        $  0.9         $  3.2          $ 10.0

   Year ended December 31, 2002
      Allowance for doubtful accounts.............        $  9.3         $  3.7        $  --          $  2.8          $ 10.2

   Year ended December 31, 2001 (unaudited)
      Allowance for doubtful accounts.............        $  9.6         $  2.8        $  0.5         $  3.6          $  9.3
----------

(1) Allowance related to acquisitions.
(2) Write-off of uncollectible accounts, net of recoveries, and other.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Paxar Corporation

                                By: /s/ JACK R. PLAXE
                                -------------------------
                                Jack R. Plaxe
                                Senior Vice President and
                                Chief Financial Officer


Dated: March 15, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


       By: /s/ ARTHUR HERSHAFT                     By: /s/ THOMAS R. LOEMKER
       -----------------------                     -------------------------
       Arthur Hershaft                             Thomas R. Loemker
       Chairman of the Board of Directors,         Director
       President and Chief Executive Officer       Dated: March 15, 2004
       (Principal Executive Officer)
       Dated: March 15, 2004                       By: /s/ JAMES C. MCGRODDY
                                                   -------------------------
                                                   James C. McGroddy
       By: /s/ JACK BECKER                         Director
       -------------------                         Dated: March 15, 2004
       Jack Becker
       Director
       Dated: March 15, 2004                       By: /s/ DAVID E. MCKINNEY
                                                   -------------------------
                                                   David E. McKinney
       By: /s/ LEO BENATAR                         Director
       -------------------                         Dated: March 15, 2004
       Leo Benatar
       Director
       Dated: March 15, 2004                       By: /s/ JAMES R. PAINTER
                                                   ------------------------
                                                   James R. Painter
       By: /s/ JOYCE F. BROWN                      Director
       ----------------------                      Dated: March 15, 2004
       Joyce F. Brown
       Director
       Dated: March 15, 2004                       By: /s/ ROGER M. WIDMANN
                                                   ------------------------
                                                   Roger M. Widmann
       By: /s/ HARVEY L. GANIS                     Director
       -----------------------                     Dated: March 15, 2004
       Harvey L. Ganis
       Director
       Dated: March 15, 2004                       By: /s/ JACK R. PLAXE
                                                   ---------------------
                                                   Jack R. Plaxe
       By:                                         Senior Vice President and
       -----------------------                     Chief Financial Officer
       Victor Hershaft                             Dated: March 15, 2004
       Director
       Dated: March 15, 2004
                                                   By: /s/ LARRY M. SEGALL
                                                   -----------------------
       By: /s/ DAVID L. KOLB                       Larry M. Segall
       ---------------------                       Vice President and Controller
       David L. Kolb                               (Chief Accounting Officer)
       Director                                    Dated: March 15, 2004
       Dated: March 15, 2004