Form 10-Q
period 2004-03-31
PAXAR CORP
filed 2004-05-10
CIK 75681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2004
                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________


                         Commission File Number: 1-9493

                                Paxar Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

                    New York                            13-5670050
                    --------                            ----------
        (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

              105 Corporate Park Drive
              White Plains, New York                       10604
              ----------------------                       -----
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

Common Stock, $0.10 par value: 39,644,756 shares outstanding as of May 3, 2004

                          PART I FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

     The consolidated financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
 Sales................................................    $  188.8     $  163.0
 Cost of sales........................................       116.5        102.0
                                                         ----------   ----------
      Gross profit....................................        72.3         61.0
 Selling, general and administrative expenses.........        58.3         53.2
 Integration/restructuring and other costs............         --           3.1
                                                         ----------   ----------
      Operating income................................        14.0          4.7
 Interest expense, net................................         2.7          2.9
                                                         ----------   ----------
      Income before taxes.............................        11.3          1.8
 Taxes on income......................................         2.6          0.4
                                                         ----------   ----------
      Net income......................................    $    8.7     $    1.4
                                                         ==========   ==========

 Basic earnings per share.............................    $   0.22     $   0.04
                                                         ==========   ==========
 Diluted earnings per share...........................    $   0.22     $   0.03
                                                         ==========   ==========
 Weighted average shares outstanding:
   Basic..............................................        39.3         39.1
   Diluted............................................        39.8         39.7




    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)


                                                       March 31,    December 31,
                                                         2004          2003
                                                       ----------   -----------
                                                      (unaudited)
ASSETS
Current assets:
Cash and cash equivalents............................   $   49.9     $   64.4
Accounts receivable, net of allowances
 of $10.5 and $10.0 at March 31, 2004
 and December 31, 2003, respectively.................      129.4        127.0
Inventories..........................................       96.0         94.1
Deferred income taxes................................       11.8         11.8
Other current assets.................................       18.9         16.0
                                                       ----------   -----------
          Total current assets.......................      306.0        313.3
                                                       ----------   -----------

Property, plant and equipment, net...................      163.9        163.8
Goodwill and other intangible, net...................      215.0        213.6
Other assets.........................................       23.8         24.2
                                                       ----------   -----------
Total assets.........................................   $  708.7     $  714.9
                                                       ==========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks.........................................   $    4.0     $    4.3
Accounts payable and accrued
 liabilities.........................................      114.2        103.1
Accrued taxes on income..............................       11.8         11.8
                                                       ----------   -----------
          Total current liabilities..................      130.0        119.2
                                                       ----------   -----------

Long-term debt.......................................      163.1        190.3
Deferred income taxes................................       12.0         11.9
Other liabilities....................................       15.4         16.2

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.01 par value,
 5,000,000 shares authorized and none
 issued..............................................        --           --
Common stock, $0.10 par value,
 200,000,000 shares authorized,
 39,644,756 and 39,148,055 shares
 issued and outstanding at March 31,
 2004 and December 31, 2003,
 respectively........................................        4.0          3.9
Paid-in capital......................................       14.4         10.3
Retained earnings....................................      354.2        345.5
Accumulated other comprehensive income...............       15.6         17.6
                                                       ----------   -----------
          Total shareholders' equity.................      388.2        337.3
                                                       ----------   -----------
Total liabilities and shareholders'
 equity..............................................   $  708.7     $  714.9
                                                       ==========   ===========


    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2004          2003
                                                         --------      --------
OPERATING ACTIVITIES
 Net income..........................................    $    8.7      $    1.4
 Adjustments to reconcile net income
   to net cash provided
   by operating activities:
   Depreciation and amortization.....................         7.6           6.7
   Deferred income taxes.............................         0.1           0.4
   Write-off of property and equipment...............         0.2           0.3
 Changes in assets and liabilities,
  net of businesses acquired:
   Accounts receivable...............................        (2.4)          0.7
   Inventories.......................................        (3.6)         (4.7)
   Other current assets..............................        (2.9)         (2.3)
   Accounts payable and accrued
    liabilities......................................        10.3          (3.8)
   Accrued taxes on income...........................          --          (1.1)
   Other, net........................................        (1.6)          4.9
                                                         --------      --------
   Net cash provided by operating
    activities.......................................        16.4           2.5
                                                         --------      --------
INVESTING ACTIVITIES
 Purchases of property and equipment.................        (8.4)         (7.3)
 Acquisition related.................................        (0.1)           --
 Proceeds from sale of property and
  equipment..........................................         0.1            --
 Other...............................................         1.0            --
                                                         --------      --------
   Net cash used in investing
    activities.......................................        (7.4)         (7.3)
                                                         --------      --------
FINANCING ACTIVITIES
 Net (decrease)/increase in short-term
  debt...............................................        (0.3)          3.3
 Additions to long-term debt.........................        44.3          46.2
 Reductions in long-term debt........................       (71.5)        (30.9)
 Purchase of common stock............................          --          (5.1)
 Proceeds from common stock issued
  under employee stock option and
  stock purchase plans...............................         4.1           1.0
                                                         --------      --------
   Net cash (used in)/provided by
    financing activities.............................       (23.4)         14.5
                                                         --------      --------
Effect of exchange rate changes on
   cash flows........................................        (0.1)          0.5
                                                         --------      --------
   (Decrease)/increase in cash and cash
    equivalents......................................       (14.5)         10.2

Cash and cash equivalents at beginning
   of year...........................................        64.4          49.6
                                                         --------      --------
   Cash and cash equivalents at end of
    period...........................................    $   49.9      $   59.8
                                                         ========      ========




    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except headcount and per share data)

NOTE 1:  GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions for Form 10-Q. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations and financial condition for the interim periods presented have been made.

     Certain reclassifications have been made to the prior periods' consolidated financial statements and related note disclosures to conform to the presentation used in the current period.

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

                                                           Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            2004          2003
                                                          ----------   ---------

Net income, as reported...............................     $   8.7      $   1.4

Deduct: Stock-based employee
compensation expense determined under
fair value based method for all awards
granted, net of related tax effects...................        (3.3)        (3.7)
                                                          ----------   ---------

Pro forma net income (loss)...........................     $   5.4      $  (2.3)
                                                          ==========   =========

Earnings (Loss) per Share:

    Basic - as reported...............................     $  0.22      $  0.04

    Basic - pro forma.................................     $  0.14      $ (0.06)

    Diluted - as reported.............................     $  0.22      $  0.03

    Diluted - pro forma...............................     $  0.14      $ (0.06)

     For the three months ended March 31, 2004 and 2003, the Company received proceeds of $3.8 and $0.6, respectively, from 514,000 and 64,000 common shares issued upon the exercise of options granted to key employees and directors.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENT

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The adoption of FIN No. 46 did not have an impact on the Company's results of operations or financial condition.

NOTE 4:  FINANCIAL INSTRUMENTS AND DERIVATIVES

     The Company applies the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These statements outline the accounting treatment for all derivative activities and require that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and the resulting type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified to earnings in the period in which earnings are affected by the hedged item.

     The Company manages a foreign currency hedging program intended to reduce the Company's risk in foreign currency-denominated transactions by periodically entering into forward foreign exchange contracts. For each of the three months ended March 31, 2004 and 2003, the aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $9.

     The Company formally designates and documents the hedging relationship and risk management objective for undertaking the hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

     The fair value of outstanding forward foreign exchange contracts at March 31, 2004 and December 31, 2003 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three months ended March 31, 2004 were not material. The notional value of outstanding forward foreign exchange contracts at March 31, 2004 and December 31, 2003 was $6 and $19, respectively.

     All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

NOTE 5:  INVENTORIES, NET

     Inventories are stated at the lower of cost or market. The value of net inventories determined using the last-in, first-out method was $13.1 and $14.3 as of March 31, 2004 and December 31, 2003, respectively. The value of all other net inventories determined using the first-in, first-out method was $82.9 and $79.8 as of March 31, 2004 and December 31, 2003, respectively.

    The components of net inventories are as follows:

                                                    March 31,       December 31,
                                                       2004             2003
                                                    ---------       ------------
Raw materials.................................      $   44.1         $   44.5
Work-in-process...............................           8.5              7.8
Finished goods................................          60.2             58.1
                                                    --------         --------
                                                       112.8            110.4
Allowance for obsolescence....................         (16.8)           (16.3)
                                                    --------         --------
                                                    $   96.0         $   94.1
                                                    ========         ========

NOTE 6:  OTHER CURRENT ASSETS

    A summary of other current assets is as follows:

                                                    March 31,       December 31,
                                                      2004             2003
                                                    ---------       ------------

Prepaid insurance.............................      $    0.9         $    1.1
Prepaid expenses..............................           8.1              6.8
Other receivables.............................           9.5              7.7
Other.........................................           0.4              0.4
                                                    --------         --------
                                                    $   18.9         $   16.0
                                                    ========         ========

NOTE 7:  GOODWILL AND OTHER INTANGIBLE, NET

     The Company applies the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under SFAS No. 142, goodwill is not amortized. Instead, the Company is required to test goodwill for impairment at least annually using a fair value approach, at the reporting unit level. In addition, the Company evaluates goodwill for impairment if an event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding its fair value. Factors the Company considers important which could indicate impairment include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value.

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

     The changes in the carrying amounts of goodwill for the three month ended March 31, 2004 are as follows:

                                 Americas       EMEA    Asia Pacific      Total
                                ---------   --------    ------------  ----------
Balance, January 1, 2004......  $   119.2   $   75.0      $   18.3    $   212.5
Acquisitions..................        2.3         --           0.1          2.4
Translation adjustments.......         --       (0.9)           --         (0.9)
                                ---------   ---------     --------    ---------
Balance, March 31, 2004.......  $   121.5   $   74.1      $   18.4    $   214.0
                                =========   ========      ========    =========

     During the first quarter of 2004, the Company recorded goodwill of $2.3 pertained to its acquisition of the business and assets of Alkahn Labels, Inc. in September 2003, based on its revised preliminary allocation of the purchase price to the acquired assets and liabilities.

     The Company's other intangible, which pertained to a noncompete agreement, was $1.0, net of accumulated amortization of $0.7, at March 31, 2004, and $1.1, net of accumulated amortization of $0.6, at December 31, 2003.

NOTE 8:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   A summary of accounts payable and accrued liabilities is as follows:

                                                    March 31,       December 31,
                                                      2004              2003
                                                    ---------       ------------
Accounts payable.................................   $   51.0         $   45.3
Accrued payroll costs............................       16.8             13.0
Accrued interest.................................        1.6              4.1
Advance service contracts........................        6.3              4.6
Customer incentives..............................        2.3              2.1
Other accrued liabilities........................       36.2             34.0
                                                    --------         --------
                                                    $  114.2         $  103.1
                                                    ========         ========

NOTE 9:  LONG -TERM DEBT

    A summary of long-term debt is as follows:

                                                    March 31,       December 31,
                                                      2004              2003
                                                    ---------       ------------
6.74% Senior Notes...............................   $  150.0         $  150.0
Economic Development Revenue Bonds due 2011
 and 2019........................................       13.0             13.0
Revolving credit.................................        --              27.2
Other............................................        0.1              0.1
                                                    --------         --------
                                                    $  163.1         $  190.3
                                                    ========         ========

     During the first quarter of 2004, the Company paid off $27.2 outstanding balance under its revolving credit agreement at December 31, 2003.

NOTE 10:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is as follows:

                                                      Three Months Ended
                                                          March 31,
                                                    ----------------------
                                                      2004          2003
                                                    --------      --------
Interest.........................................   $    5.5      $    5.4
                                                    ========      ========
Income taxes.....................................   $    2.5      $    0.8
                                                    ========      ========

NOTE 11: COMPREHENSIVE INCOME

     Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                      Three Months Ended
                                                          March 31,
                                                    ----------------------
                                                      2004          2003
                                                    --------      --------
Net income.......................................   $    8.7      $    1.4
Foreign currency translation adjustments.........       (2.0)          6.2
                                                    --------      --------
Comprehensive income.............................   $    6.7      $    7.6
                                                    ========      ========

NOTE 12: EARNINGS PER SHARE

     The reconciliation of basic and diluted weighted average common shares outstanding is as follows:

                                                             Three Months Ended
                                                                 March 31,
                                                             -------------------
                                                             2004          2003
                                                             -----         -----

Weighted average common shares (basic)...................     39.3          39.1
Options..................................................      0.5           0.6
                                                             -----         -----
Adjusted weighted average common shares (diluted)........     39.8          39.7
                                                             =====         =====

NOTE 13: SEGMENT INFORMATION

     The Company develops, manufactures and markets apparel identification products and bar code and pricing solutions products to customers primarily in the retail and apparel manufacturing industries. In addition, the sale of the Company's products often result in the ongoing sale of supplies, replacement parts and services. The Company's products are sold worldwide through a direct sales force, through non-exclusive manufacturers' representatives, and through international and export distributors and commission agents.

     The Company's operations have been organized into three geographic segments consisting of the following:

     (1) The Company's operations principally in North America and Latin America ("Americas");
     (2) Europe, the Middle East and Africa ("EMEA"); and
     (3) The Asia Pacific region ("Asia Pacific")

     Each of the three geographic segments develops, manufactures and markets the Company's products and services. The results from the three geographic segments are regularly reviewed by the Company's Chief Executive Officer to make decisions about resources to be allocated to each segment and assess its performance. Information regarding the operations of the Company in different geographic segments is as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2004          2003
                                                         --------      --------
Sales to unaffiliated customers:
Americas..............................................   $   85.5      $   79.2
EMEA..................................................       57.2          46.6
Asia Pacific..........................................       46.1          37.2
                                                         --------      --------
     Total............................................   $  188.8      $  163.0
                                                         ========      ========

Intersegment sales:
Americas..............................................   $   14.4      $   15.1
EMEA..................................................       11.8           8.9
Asia Pacific..........................................        4.3           2.7
Eliminations..........................................      (30.5)        (26.7)
                                                         --------      --------
     Total............................................   $    --       $    --
                                                         ========      ========
Operating income (a):
Americas (b)..........................................   $    6.4      $    2.0
EMEA..................................................        3.7           1.0
Asia Pacific..........................................        8.1           6.6
                                                         --------      --------
                                                             18.2           9.6
Corporate expenses (b)................................       (4.1)         (4.8)
Amortization of other intangible......................       (0.1)         (0.1)
                                                         --------      --------
     Total............................................   $   14.0      $    4.7
                                                         ========      ========


(a) Certain reclassifications have been made to prior periods' operating income to conform to the presentation used in the current period.

(b) For the three months ended March 31, 2003, Americas and Corporate expenses included the integration/restructuring and other costs of $2.9 and $0.2, respectively.

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2004          2003
                                                          --------      --------
Depreciation and amortization:
Americas..............................................    $    3.4      $    3.3
EMEA..................................................         2.3           2.1
Asia Pacific..........................................         1.5           1.0
                                                          --------      --------
                                                               7.2           6.4
Corporate.............................................         0.4           0.3
                                                          --------      --------
     Total............................................    $    7.6      $    6.7
                                                          ========      ========

Capital expenditures:
Americas..............................................    $    2.6      $    3.1
EMEA..................................................         1.3           2.5
Asia Pacific..........................................         4.4           1.6
                                                          --------      --------
                                                               8.3           7.2
Corporate.............................................         0.1           0.1
                                                          --------      --------
     Total............................................    $    8.4      $    7.3
                                                          ========      ========


                                                      March 31,     December 31,
                                                        2004           2003
                                                      ---------     ------------

Long-lived assets:
Americas...........................................   $  201.4      $  199.9
EMEA...............................................      122.3         125.0
Asia Pacific.......................................       50.3          47.3
                                                      --------      --------
                                                         374.0         372.2
Corporate..........................................        4.9           5.2
                                                      --------      --------
     Total.........................................   $  378.9      $  377.4
                                                      ========      ========

Total assets:
Americas...........................................   $  313.6      $  313.2
EMEA...............................................      225.0         228.5
Asia Pacific.......................................      119.4         116.6
                                                      --------      --------
                                                         658.0         658.3
Corporate..........................................       50.7          56.6
                                                      --------      --------
     Total.........................................   $  708.7      $  714.9
                                                      ========      ========

    The following table presents sales by product:

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2004          2003
                                                          --------      --------
Apparel Identification Products.......................    $  132.4      $  109.1
Bar Code and Pricing Solutions........................        56.4          53.9
                                                          --------      --------
     Total............................................    $  188.8      $  163.0
                                                          ========      ========


     The Company derived sales in the US of $66.1, or 35.0% of the total sales, for the three months ended March 31, 2004, and $61.4, or 37.7% of the total sales, for the three months ended March 31, 2003. In addition, the Company's long-lived assets in the US as of March 31, 2004 and 2003, amounted to $168.3 and $167.1, respectively.

     No one customer accounted for more than 10% of the Company's revenues or accounts receivable for the three months ended March 31, 2004 or 2003.

NOTE 14: INTEGRATION/RESTRUCTURING AND OTHER COSTS

     During  the  fourth  quarter  of  2003,   the  Company   incurred  $9.6  of
integration/restructuring and other costs. Of this amount, $6.0 primarily pertained to: (1) closing of several manufacturing plants in the US and the UK, areas which have experienced a migration of apparel manufacturing to the lower-production-cost countries and (2) headcount reductions, which resulted in severance of 146 manufacturing positions and 85 managerial and administrative personnel primarily in the US and the UK. In addition, the Company recognized non-cash charges of $3.6 to write off certain fixed assets no longer in use.

     The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the three month ended March 31, 2004:

                              Beginning Balance                Ending Balance
                                January 1, 2004   Payments     March 31, 2004
                              -----------------   --------     --------------
Severance...................       $  1.4           $ (1.4)        $   --
Termination of leases.......          1.1             (0.1)           1.0
                                   ------           ------         ------
                                   $  2.5           $ (1.5)        $  1.0
                                   ======           ======         ======

     During the first quarter of 2003, the Company implemented specific initiatives to reduce the cost of the Company's infrastructure and improve operating efficiency. As a result, the Company recognized a pre-tax charge of $3.1 primarily pertaining to: (1) consolidation of certain manufacturing facilities as the Company closed one manufacturing location in the US and (2) headcount reductions, which resulted in severance of 90 factory positions and 30 managerial and administrative positions primarily in the US.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2004

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

Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment and includes freight billed to customers.

     In addition, in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition, revised and updated," the Company recognizes revenues from fixed price service contracts on a pro-rata basis over the life of the contract as they are generally performed evenly over the contract period. Revenues derived from other service contracts are recognized when the services are performed.

     SAB No. 101, "Revenue Recognition in Financial Statements," requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and services rendered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

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

Sales Returns and Allowances and Allowance for Doubtful Accounts

     Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of the Company's revenue for any period if management had made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt experience, customer concentrations, customer creditworthiness and current trends when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balances were $129.4, net of allowances of $10.5, at March 31, 2004, and $127.0, net of allowances of $10.0, at December 31, 2003.

Inventories

     Inventories are stated at the lower of cost or market. The value of inventories determined using the last-in, first-out method was $13.1 and $14.3 as of March 31, 2004 and December 31, 2003, respectively. The value of all other inventories determined using the first-in, first-out method was $82.9 and $79.8 as of March 31, 2004 and December 31, 2003, respectively.

     On an ongoing basis, the Company evaluates the composition of its inventories and the adequacy of its allowance for slow-turning and obsolete products. Market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand and acceptance of the Company's products, and current sales negotiations for this type of inventory.

Goodwill

     The Company evaluates goodwill for impairment annually using a fair value approach, at the reporting unit level. In addition, the Company evaluates goodwill for impairment if a significant event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding its fair value. Factors the Company considers important which could indicate impairment include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value. The Company assesses the existence of impairment by comparing the implied fair values of its reporting units with their respective carrying amounts, including goodwill. During the fourth quarter of 2003, the Company completed its annual goodwill impairment assessment, and based on the results, the Company determined that no impairment of goodwill existed at October 31, 2003, and there have been no indicators of impairment since that date. A subsequent determination that this goodwill is impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

Impairment of Long-Lived Assets

     The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. There were no significant impairment losses related to long-lived assets for the three months ended March 31, 2004 and 2003.

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

RESULTS OF OPERATIONS

Overview

     In order to better serve a customer base consisting of retailers and apparel manufacturers, the Company's operations have been organized into three geographic segments consisting of the following:

     (1) The Company's operations principally in North America and Latin America ("Americas");
     (2) Europe, the Middle East and Africa ("EMEA"); and
     (3) The Asia Pacific region ("Asia Pacific")

     The Company's results of operations for the three months ended March 31, 2004 and 2003, in dollars and as a percent of sales are presented below:

                                                                   Three Months Ended
                                                      ---------------------------------------------
                                                        March 31, 2004           March 31, 2003
                                                      --------------------     --------------------
Sales.............................................       $188.8    100.0%         $163.0    100.0%
Cost of sales.....................................        116.5     61.7           102.0     62.6
                                                         ------    -----          ------    -----
    Gross profit..................................         72.3     38.3            61.0     37.4
Selling, general and administrative expenses......         58.3     30.9            53.2     32.6
Integration/restructuring and other costs.........          --       --              3.1      1.9
                                                         ------    -----          ------    -----
    Operating income..............................         14.0      7.4             4.7      2.9
Interest expense, net.............................          2.7      1.4             2.9      1.8
                                                         ------    -----          ------    -----
    Income before taxes...........................         11.3      6.0             1.8      1.1
Taxes on income...................................          2.6      1.4             0.4      0.2
                                                         ------    -----          ------    -----
    Net income....................................       $  8.7      4.6%         $  1.4      0.9%
                                                         ======    =====          ======    =====

     The Company began 2004 with strong first quarter results. The Company's sales increased $25.8, or 15.8%, to $188.8 for the three months ended March 31, 2004, from $163.0 for the three months ended March 31, 2003. Of the total increase, $9.3 was attributable to organic sales growth, which excludes acquisitions and the impact of changes in foreign exchange rates. This solid growth reflects the combination of increased customer demand across the entire range of the Company's existing and new products and the expansion of the Company's operations in the emerging markets of Latin America, EMEA and Asia Pacific. In addition, $9.2 increase was attributable to an acquisition made during 2003, and $7.3 increase was attributable to favorable impact of changes in foreign exchange rates.

     Management believes that the Company was able to increase sales over the prior year period through the successful implementation of its proven business strategy and continued focus on providing its customers with value-added products and solutions, outstanding service, consistent quality and on-time deliveries. In addition, the Company continued to successfully execute its longstanding strategy of growing through acquisitions with its September 2003 acquisition of Alkahn Labels, Inc. ("Alkahn"). Management believes that the Company's investments in new product development, upgraded manufacturing equipment, new technology, innovative programs, and sales and marketing initiatives have positioned the Company to compete successfully.

     Operating income was $14.0, or 7.4% of sales, for the three months ended March 31, 2004, compared with $4.7, or 2.9% of sales, for the three months ended March 31, 2003. The operating results for the three months ended March 31, 2003, included integration/restructuring and other costs of $3.1 recognized in connection with the consolidation of operations and headcount reductions (see
Note 14 of the Notes to Consolidated Financial Statements).

Sales

     The following table presents sales by geographic operating segment:

                                                Three Months Ended
                                   ---------------------------------------------
                                     March 31, 2004           March 31, 2003
                                   --------------------     --------------------

Americas.........................   $   85.5     45.3%       $   79.2     48.6%
EMEA.............................       57.2     30.3            46.6     28.6
Asia Pacific.....................       46.1     24.4            37.2     22.8
                                    --------    ------       --------    ------
    Total........................   $  188.8    100.0%       $  163.0    100.0%
                                    ========    ======       ========    ======

     Americas sales include sales delivered through Company's operations principally in North America and Latin America. Sales increased $6.3 or 8.0% to $85.5 for the three months ended March 31, 2004, compared with $79.2 for the three months ended March 31, 2003. The Americas sales increase was primarily due to the Alkahn acquisition. Management notes that sales volume gains driven by strength in apparel identification products from an improving economic environment in the US were offset by a sales migration trend that continued into 2004. Many of the Company's customers have steadily moved their production facilities outside the US where they have realized labor cost and operating performance efficiencies. This has resulted in a shift in sales mix primarily to Latin America and the Asia Pacific region.

     EMEA's sales, which include sales delivered through Company's operations in 12 European countries, the Middle East and Africa, increased $10.6, or 22.7%, to $57.2 for the three months ended March 31, 2004, compared with $46.6 for the three months ended March 31, 2003. The increase is attributable to organic sales growth of $4.2 and favorable impact of changes in foreign exchange rates of $6.4. Management notes that the Company's operations in Turkey, Italy and Norway posted solid volume gains. In addition, the Company's recently established operations in Morocco, Portugal and United Arab Emirates contributed to EMEA's sales growth. The overall increase in organic sales was somewhat offset by the continued sales migration to Asia Pacific as manufacturers sought to maximize production efficiencies.

     Asia Pacific consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, Korea, Bangladesh, Indonesia, Vietnam and India. Sales increased $8.9, or 23.9%, to $46.1 for the three months ended March 31, 2004, compared with $37.2 for the three months ended March 31, 2003. The increase is attributable to organic sales growth of $5.9 and the Alkahn acquisition of $3.0. The Company's operations in this region have benefited significantly from the steady and continued migration of the Company's customers who have moved their production facilities outside the US and Western Europe to maximize labor cost and operating performance efficiencies. In addition, the Company believes that it continued to gain market share in Asia Pacific.

Gross Profit

     Gross profit, as a percent of sales, increased to 38.3% for the three months ended March 31, 2004, compared with 37.4% for the three months ended March 31, 2003. The higher gross margin reflects reduced manufacturing costs as the Company successfully executed the consolidation of its production sites in the US and completed transferring of apparel manufacturing from its UK operations to the lower-production-cost countries. Since 2001, management's ongoing strategy has included implementing process improvements to reduce costs in all of the Company's manufacturing facilities, efficiently re-deploying assets to manage production capacity and expanding production in new and emerging markets in order to maximize labor and production efficiencies.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, as a percent of sales, decreased to 30.9% for the three months ended March 31, 2004, compared with 32.6% for the three months ended March 31, 2003. The decrease is primarily attributable to the benefits captured through a series of initiatives in 2003 to reduce fixed costs and sales growth leveraged against the Company's fixed expense base.

Integration/Restructuring and Other Costs

     During the first quarter of 2003, the Company implemented specific initiatives to reduce the cost of the Company's infrastructure and improve operating efficiency. As a result, the Company recognized a pre-tax charge of $3.1 primarily pertaining to: (1) consolidation of certain manufacturing facilities as the Company closed one manufacturing location in the US and (2) headcount reductions, which resulted in severance of 90 factory positions and 30 managerial and administrative positions primarily in the US.

Operating Income

     Operating income was $14.0 for the three months ended March 31, 2004, compared with $4.7 for the three months ended March 31, 2003. As a percent of sales, operating income was 7.4% for the three months ended March 31, 2004 and 2.9% for the three months ended March 31, 2003. The operating results for the three months ended March 31, 2003 included integration/restructuring and other costs of $3.1.

     On a reportable segment basis, exclusive of corporate expenses and amortization of other intangible, operating income, as a percent of sales, was as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                            2004          2003
                                                            -----         -----
Americas..............................................       7.5%          2.5%
EMEA..................................................       6.5           2.1
Asia Pacific..........................................      17.6          17.7

     Americas included the integration/restructuring and other costs, as a percent of sales, of 3.7% for the three months ended March 31, 2003.

Interest Expense, Net

     Interest expense, net of interest income on invested cash, decreased to $2.7 for the three months ended March 31, 2004, compared with $2.9 for the three months ended March 31, 2003. The decrease is primarily attributable to higher interest income on invested cash.

Taxes on Income

     The effective tax rate for each of the three months ended March 31, 2004 and 2003 was 23.0%. The rate is based on management's estimates of the geographic mix of projected pre-tax income, the timing and amounts of foreign dividends, and state and local taxes. In the event that actual results differ from these estimates or these estimates change in future periods, the Company may need to adjust the rate, which could materially impact its results of operations.

Liquidity and Capital Resources

     The following table presents summary cash flow information for the periods indicated:

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           2004          2003
                                                         --------      --------

Net cash provided by operating activities.............   $   16.4      $    2.5
Net cash used in investing activities.................       (7.4)         (7.3)
Net cash (used in)/provided by financing activities...      (23.4)         14.5
                                                         --------      --------
   (Decrease)/increase in cash and cash equivalents (a)  $  (14.4)     $    9.7
                                                         ========      ========
__________

(a) Before the effect of exchange rate changes on cash flows.

Operating Activities

     Cash provided by operating activities is a primary source of funds to finance operating needs and growth opportunities. The Company's revolving credit agreement provides additional liquidity for seasonal and specific-purpose expenditures. Net cash provided by operating activities was $16.4 for the three months ended March 31, 2004, compared with $2.5 for the three months ended March 31, 2003. Management believes that the Company will continue to generate cash from its operating activities for the foreseeable future supplemented by availability under its revolving credit agreement to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

     Working capital and the corresponding current ratio were $176.0 and 2.4:1 and $194.1 and 2.6:1 at March 31, 2004 and December 31, 2003, respectively. The decrease in working capital resulted primarily from decreases in cash and cash equivalents and increases in accounts payable and accrued liabilities, offset by increases in accounts receivable, inventories and other current assets.

Investing Activities

     For the three months ended March 31, 2004 and 2003, the Company incurred $8.4 and $7.3, respectively, of capital expenditures pertaining to continued production machinery and system upgrades and the costs associated with growth and expansion of the Company's operations in the emerging markets of Latin America, EMEA and Asia Pacific. Additionally, during the first quarter of 2004, the Company received proceeds of $1.0 from the sale of its 10% equity interest in Disc Graphics, Inc., a diversified manufacturer and printer of specialty paperboard packaging.

Financing Activities

     The components of total capital as of March 31, 2004 and December 31, 2003, respectively, are presented below:

                                                        March 31,   December 31,
                                                           2004         2003
                                                        ---------   ------------
Due to banks.........................................   $    4.0      $    4.3
Long-term debt.......................................      163.1         190.3
                                                        --------      --------
    Total debt.......................................      167.1         194.6
Shareholders' equity.................................      388.2         377.3
                                                        --------      --------
    Total capital....................................   $  555.3      $  571.9
                                                        ========      ========
Total debt as a percent of total capital.............       30.1%         34.0%
                                                        ========      ========

     Management believes that the borrowings available under the Company's revolving credit agreement provide sufficient liquidity to supplement the Company's operating cash flow to support the Company's planned business activities and seasonal and specific-purpose expenditures. For the three months ended March 31, 2004 and 2003, net (repayments)/borrowings of the Company's outstanding debt were $(27.5) and $18.6, respectively.

     The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company did not repurchase any shares for the three months ended March 31, 2004. For the three months ended March 31, 2003, the Company repurchased 469,000 shares for an aggregate price of $5.1, or $10.80 per share. Since the inception of the stock repurchase program, the Company has repurchased 12,293,000 of its shares for an aggregate price of $122.0, or an average of $9.92 per share. The Company immediately retired the repurchased shares. As of March 31, 2004, the Company had $28.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability. The Company believes that funds from future operating cash flows and funds available under its revolving credit agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

     The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the three months ended March 31, 2004 and 2003, the Company received proceeds of $4.1 and $1.0, respectively, from common stock issued under its employee stock option and stock purchase plans.

     In the fourth quarter of 2003, the Company reconsidered its accounting and reporting matters related to its obligations to purchase redeemable common shares under a Stock Repurchase Agreement (the "Agreement"), dated July 11, 2001 with its Chairman and Chief Executive Officer ("Chairman"). In accordance with Rule 5-02.28 of Regulation S-X, or Accounting Series Release No. 268, "Redeemable Preferred Stocks," (issued by the Securities and Exchange Commission ("SEC") on July 27, 1979), as interpreted by EITF Topic D-98, "Classification and Measurement of Redeemable Securities," (issued by the Financial Accounting Standards Board on July 19, 2001), securities that are redeemable for cash or other assets must be classified outside of shareholders' equity, if they are redeemable at the option of the holder, as were the redeemable common shares owned by the Chairman. The Company concluded that Rule 5-02.28, as interpreted by EITF Topic D-98, applied to the redeemable common shares because the redemption features were not solely within its control. While Rule 5-02.28 specifically addressed redeemable preferred stocks, EITF Topic D-98 makes it clear that redeemable preferred stock is analogous to other equity instruments, including common shares. Accordingly, the Company determined that the redeemable common shares should have been classified as temporary equity in its financial statements for periods ended after July 11, 2001 until the Agreement was terminated on November 17, 2003. However, the Company was unable to have the reclassification adjustments pertaining to its 2001 financial statements audited. Consequently, the Company was unable to file three years of audited financial information in its 2003 Annual Report on Form 10-K as required under Rules 3-01 and 3-02 of Regulation S-X.

     Because the Company does not have three years of audited financial information on file with the SEC, the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") are not in full compliance with the requirements of the Exchange Act. As a result, the effectiveness of the Company's Registration Statements on Form S-8 (Nos. 333-38923, 333-43694, and 333-43696) is suspended, and the Company is unable to issue shares under its employee stock purchase and stock option plans. Additionally, during any period when the Company is not current in its SEC reports, neither affiliates of the Company nor any person that purchased shares from the Company in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933. The Company expects that it will again have three years of audited financial information on file with the SEC and its Exchange Act reports will comply with SEC requirements when the Company files its 2004 audited financial statements with its 2004 Annual Report on Form 10-K.

Financing Arrangement - Amended and Restated Credit Agreement

     In September 2002, the Company entered into a three-year, $150 revolving credit agreement with a group of five domestic and international banks. The agreement amended and restated the Company's previous revolving credit facility. Under the credit agreement, the Company pays a facility fee determined by reference to the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The applicable percentage for the facility fee at March 31, 2004 was 0.3%. Borrowings under the credit agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (4.00% at March 31, 2004 and December 31, 2003), and are guaranteed by certain domestic subsidiaries of the Company.

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

       Prior to January 1, 2004......................................3.0 to 1
       From January 1, 2004 to September 30, 2004....................3.5 to 1
       After September 30, 2004......................................3.0 to 1

     The Company's minimum allowable fixed charge coverage ratio, as defined, is as follows:

       Prior to October 1, 2003......................................1.5 to 1
       From October 1, 2003 to September 30, 2004....................1.25 to 1
       After September 30, 2004......................................1.5 to 1

     The Company's revolving credit agreement defines debt as including all obligations to purchase, redeem, retire, or otherwise make any payment in respect of any capital stock. Accordingly, the Company should have reflected in its quarterly debt covenant compliance reports provided to its banks and certain other lending institutions its obligation to purchase common stock from its Chairman under the July 11, 2001 Agreement. Since the obligation had been omitted from the Company's compliance reports, the Company was in technical default under the terms of the credit agreement. The Company obtained permanent waivers for this technical default from the lenders during the first quarter of 2004. As the Agreement was terminated on November 17, 2003, the Company no longer has the obligation to purchase or redeem any of its common stock.

     The Company is in compliance with all debt covenants. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner.

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

     The Company sells its products in many countries and a substantial portion of its net sales and costs and expenses are denominated in foreign currencies. A significant portion of the Company's sales for the three months ended March 31, 2004, was derived from customers located outside the US, principally in EMEA and Asia Pacific, where the Company also manufactures its products. This exposes the Company to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers and global apparel manufacturers that have historically paid their accounts payable balances with the Company.

     There were no significant changes in the Company's exposure to market risk for the three months ended March 31, 2004 and 2003.

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

Item 4: Controls and Procedures

     Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded as of the Evaluation Date that its disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in its SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.


                            PART II OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

a)   Exhibits.

     Exhibit 31.1 Certification of the Chief Executive Officer required by Rule
                  13a-14(a) or Rule 15d-14(a).

     Exhibit 31.2 Certification of the Chief Accounting Officer required by Rule
                   13a-14(a) or Rule 15d-14(a).

     Exhibit 32.1 Certification of the Chief Executive Officer required by Rule
                  13a-14(b) or 18 U.S.C. 1350.

     Exhibit 32.2 Certification of the Chief Accounting Officer required by Rule
                  13a-14(b) or 18 U.S.C. 1350.

b)   Reports on Form 8-K

     Current Report on Form 8-K, dated February 10, 2004, reporting under Item 9 that until the matter with respect to the change in presentation of the Registrant's 2002 and 2001 financial statements as disclosed in the Registrant's Form 10-Q for the quarter ended September 30, 2003, is resolved, the 2003 financial results to be reported in an earnings release on February 12, 2004, will be unaudited.

     Current Report on Form 8-K, dated February 12, 2004, reporting under Items 7 and 12 that the Registrant issued a press release announcing its fourth quarter 2003 earnings.

     Current Report on Form 8-K, dated March 30, 2004, reporting under Items 7 and 9 that the Registrant issued a press release announcing the retirement of Jack R. Plaxe, Senior Vice President and Chief Financial Officer.

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

                                                Paxar Corporation
                                                -----------------------------
                                                Registrant


                                                By:  /s/ Larry M. Segall
                                                -----------------------------
                                                Vice President and Controller
                                                (Chief Accounting Officer)


                                                May 10, 2004
                                                -----------------------------
                                                Date