Form 10-Q
period 2004-06-30
PAXAR CORP
filed 2004-08-09
CIK 75681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 2004
                                    -------------
                                                       or


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ____________ to _____________


                         Commission File Number: 1-9493
                                                 ------

                                PAXAR CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

                   NEW YORK                            13-5670050
                   --------                            ----------
       (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)



             105 CORPORATE PARK DRIVE
              WHITE PLAINS, NEW YORK                    10604
             ------------------------                 ----------
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

       Common Stock, $0.10 par value: 39,644,756 shares outstanding as of
                                 August 4, 2004

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

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)


                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                            ---------------------        --------------------
                                                              2004         2003            2004        2003
                                                            --------     --------        --------    --------
      Sales.............................................    $  214.0     $  183.6        $  402.8    $  346.6
      Cost of sales.....................................       130.0        113.5           246.5       215.5
                                                            --------     --------        --------    --------
           Gross profit.................................        84.0         70.1           156.3       131.1
      Selling, general and administrative expenses......        60.7         54.8           119.0       108.0
      Integration/restructuring and other costs.........          --          3.6              --         6.7
                                                            --------     --------        --------    --------
           Operating income.............................        23.3         11.7            37.3        16.4
      Interest expense, net.............................         2.8          2.6             5.5         5.5
                                                            --------     --------        --------    --------
           Income before taxes..........................        20.5          9.1            31.8        10.9
      Taxes on income...................................         4.7          2.1             7.3         2.5
                                                            --------     --------        --------    --------
           Net income...................................    $   15.8     $    7.0        $   24.5    $    8.4
                                                            ========     ========        ========    ========
      Basic earnings per share..........................    $   0.40     $   0.18        $   0.62    $   0.22
                                                            ========     ========        ========    ========
      Diluted earnings per share........................    $   0.39     $   0.18        $   0.61    $   0.21
                                                            ========     ========        ========    ========
      Weighted average shares outstanding:

        Basic...........................................        39.7         39.0            39.5        39.0
        Diluted.........................................        40.5         39.2            40.1        39.5




    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)


                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   2004              2003
                                                                                -----------      -------------
                                                                               (unaudited)

       ASSETS

       Current assets:

       Cash and cash equivalents..........................................       $   69.4         $   64.4
       Accounts receivable, net of allowances of $10.4 and $10.0 at
          June 30, 2004 and December 31, 2003, respectively...............          138.0            127.0
       Inventories........................................................           95.3             94.1
       Deferred income taxes..............................................           11.8             11.8
       Other current assets...............................................           17.6             16.0
                                                                                 --------         --------
                 Total current assets.....................................          332.1            313.3
                                                                                 --------         --------
       Property, plant and equipment, net.................................          162.3            163.8
       Goodwill and other intangible, net.................................          215.5            213.6
       Other assets.......................................................           24.1             24.2
                                                                                 --------         --------
       Total assets.......................................................       $  734.0         $  714.9
                                                                                 ========         ========
       LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:

       Due to banks.......................................................       $    4.3         $    4.3
       Accounts payable and accrued liabilities...........................          122.8            103.1
       Accrued taxes on income............................................           13.6             11.8
                                                                                 --------         --------
                 Total current liabilities................................          140.7            119.2
                                                                                 --------         --------
       Long-term debt.....................................................          163.1            190.3
       Deferred income taxes..............................................           12.2             11.9
       Other liabilities..................................................           17.3             16.2

       Commitments and contingent liabilities

       Shareholders' equity:

       Preferred stock, $0.01 par value, 5,000,000 shares authorized
          and none issued.................................................             --               --
       Common stock, $0.10 par value, 200,000,000 shares authorized,
          39,644,756 and 39,148,055 shares issued and outstanding at
          June 30, 2004 and December 31, 2003, respectively...............            4.0              3.9
       Paid-in capital....................................................           14.4             10.3
       Retained earnings..................................................          370.0            345.5
       Accumulated other comprehensive income.............................           12.3             17.6
                                                                                 --------         --------
                 Total shareholders' equity...............................          400.7            337.3
                                                                                 --------         --------
       Total liabilities and shareholders' equity.........................       $  734.0         $  714.9
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

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)


                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             ----------------------
                                                                               2004          2003
                                                                             --------      --------
          OPERATING ACTIVITIES
           Net income....................................................    $   24.5      $    8.4
           Adjustments to reconcile net income to net cash provided
              by operating activities:
              Depreciation and amortization..............................        15.1          13.8
              Deferred income taxes......................................         0.3           0.6
              Gain on sale of property and equipment, net................        (0.6)         (0.1)
              Write-off of property and equipment........................         0.9           0.7
           Changes in assets and liabilities, net of businesses acquired:
              Accounts receivable........................................       (11.6)        (16.5)
              Inventories................................................        (3.2)         (6.7)
              Other current assets.......................................        (1.7)         (4.6)
              Accounts payable and accrued liabilities...................        18.9           8.3
              Accrued taxes on income....................................         1.9          (1.4)
              Other, net.................................................        (2.2)          6.5
                                                                             --------      --------
              Net cash provided by operating activities..................        42.3           9.0
                                                                             --------      --------
          INVESTING ACTIVITIES
           Purchases of property and equipment...........................       (15.2)        (15.6)
           Proceeds from sale of property and equipment..................         0.8           0.1
           Acquisition related...........................................        (0.1)         (2.5)
           Other.........................................................         1.0            --
                                                                             --------      --------
              Net cash used in investing activities......................       (13.5)        (18.0)
                                                                             --------      --------
          FINANCING ACTIVITIES
           Net increase in short-term debt...............................          --           2.5
           Additions to long-term debt...................................        44.3         118.6
           Reductions in long-term debt..................................       (71.5)       (100.2)
           Purchase of common stock......................................          --          (5.1)
           Proceeds from common stock issued under employee
             stock option and stock purchase plans.......................         4.1           2.6
                                                                             --------      --------
              Net cash (used in)/provided by financing activities........       (23.1)         18.4
                                                                             --------      --------
          Effect of exchange rate changes on cash flows..................        (0.7)          1.8
                                                                             --------      --------
              Increase in cash and cash equivalents......................         5.0          11.2

          Cash and cash equivalents at beginning of year.................        64.4          49.6
                                                                             --------      --------
              Cash and cash equivalents at end of period.................    $   69.4      $   60.8
                                                                             ========      ========



    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN MILLIONS, EXCEPT EMPLOYEE HEADCOUNT, SHARE AND PER SHARE DATA)

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

                                                              Three Months Ended           Six Months Ended
                                                                     June 30,                  June 30,
                                                             --------------------        --------------------
                                                               2004         2003           2004        2003
                                                             -------      -------        -------     --------
       Net income, as reported...........................    $  15.8      $   7.0        $  24.5     $   8.4

       Deduct: Stock-based employee compensation
       expense determined under fair value based
       method for all awards granted, net of related
       tax effects.......................................       (0.6)        (0.7)          (3.9)       (4.4)
                                                             -------      -------        -------     -------
       Pro forma net income..............................    $  15.2      $   6.3        $  20.6     $   4.0
                                                             =======      =======        =======     =======
       Earnings per share:

           Basic - as reported...........................    $  0.40      $  0.18        $  0.62     $  0.22
           Basic - pro forma.............................    $  0.38      $  0.16        $  0.52     $  0.10

           Diluted - as reported.........................    $  0.39      $  0.18        $  0.61     $  0.21
           Diluted - pro forma...........................    $  0.38      $  0.16        $  0.51     $  0.10

    For the six months ended June 30, 2004 and 2003, the Company received proceeds of $3.8 and $1.5, respectively, from 514,000 and 175,000 common shares issued upon the exercise of options granted to key employees and directors.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENT

    In December 2003, the Financial Accounting Standards Board ("FASB") reissued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities
- an Interpretation of ARB No. 51." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. The provisions of FIN No. 46 are effective for the Company for the interim periods ending after March 15, 2004. The adoption of FIN No. 46 did not have an impact on the Company's results of operations or financial condition.

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

    The Company manages a foreign currency hedging program to hedge against fluctuations in foreign currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $34 and $17 for the three months ended June 30, 2004 and 2003, respectively, and $43 and $26 for the six months ended June 30, 2004 and 2003.

    The Company formally designates and documents the hedging relationship and risk management objective for undertaking the hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

    The fair value of outstanding forward foreign exchange contracts at June 30, 2004 and December 31, 2003, for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three and six months ended June 30, 2004, were not material. The notional value of outstanding forward foreign exchange contracts at June 30, 2004 and December 31, 2003, was $11 and $19, respectively.

    All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

NOTE 5:  INVENTORIES, NET

    Inventories are stated at the lower of cost or market. The value of net inventories determined using the last-in, first-out method was $13.0 and $14.3 as of June 30, 2004 and December 31, 2003, respectively. The value of all other net inventories determined using the first-in, first-out method was $82.3 and $79.8 as of June 30, 2004 and December 31, 2003, respectively.

    The components of net inventories are as follows:

                                                                                 June 30,       December 31,
                                                                                   2004             2003
                                                                                ---------       -------------
       Raw materials......................................................      $   44.5         $   44.5
       Work-in-process....................................................           8.6              7.8
       Finished goods.....................................................          59.9             58.1
                                                                                --------         --------
                                                                                   113.0            110.4
       Allowance for obsolescence.........................................         (17.7)           (16.3)
                                                                                --------         --------
                                                                                $   95.3         $   94.1
                                                                                ========         ========

NOTE 6:  OTHER CURRENT ASSETS

    A summary of other current assets is as follows:


                                                                                 June 30,       December 31,
                                                                                   2004             2003
                                                                                ---------       ------------
       Prepaid insurance..................................................      $    0.3         $    1.1
       Prepaid expenses...................................................           7.6              6.8
       Other receivables..................................................           9.6              7.7
       Other..............................................................           0.1              0.4
                                                                                --------         --------
                                                                                $   17.6         $   16.0
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

    The changes in the carrying amounts of goodwill for the six months ended June 30, 2004, are as follows:


                                                      Americas        EMEA      Asia Pacific      Total
                                                     ----------    ---------    ------------    ----------
    Balance, January 1, 2004.....................    $   119.2     $   75.0        $   18.3     $   212.5
    Acquisitions.................................          3.6          --              0.1           3.7
    Translation adjustments......................           --         (1.6)             --          (1.6)
                                                     ---------     --------        --------     ---------
    Balance, June 30, 2004.......................    $   122.8     $   73.4        $   18.4     $   214.6
                                                     =========     ========        ========     =========

    In 2004, the Company recorded goodwill of $3.6 pertaining to its acquisition of the business and assets of Alkahn Labels, Inc. in September 2003, based on its revised preliminary allocation of the purchase price to the acquired assets and liabilities.

    The Company's other intangible, which pertained to a noncompete agreement, was $0.9, net of accumulated amortization of $0.8, at June 30, 2004, and $1.1, net of accumulated amortization of $0.6, at December 31, 2003.

NOTE 8:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    A summary of accounts payable and accrued liabilities is as follows:



                                                                                 June 30,       December 31,
                                                                                   2004             2003
                                                                                ---------       ------------
       Accounts payable.....................................................    $   54.6         $   45.3
       Accrued payroll costs................................................        18.2             13.0
       Accrued interest.....................................................         4.1              4.1
       Advance service contracts............................................         5.6              4.6
       Customer incentives..................................................         2.5              2.1
       Other accrued liabilities............................................        37.8             34.0
                                                                                --------         --------
                                                                                $  122.8         $  103.1
                                                                                ========         ========


NOTE 9:  LONG-TERM DEBT

    A summary of long-term debt is as follows:


                                                                                 June 30,       December 31,
                                                                                   2004             2003
                                                                                ---------       ------------
       6.74% Senior Notes.................................................      $  150.0         $  150.0
       Economic Development Revenue Bonds due 2011 and 2019...............          13.0             13.0
       Revolving credit...................................................            --             27.2
       Other..............................................................           0.1              0.1
                                                                                --------         --------
                                                                                $  163.1         $  190.3
                                                                                ========         ========

    During 2004, the Company paid off the $27.2 outstanding balance under its revolving credit agreement outstanding at December 31, 2003.

NOTE 10:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is as follows:


                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                               ---------------------
                                                                                                  2004         2003
                                                                                               --------     --------
        Interest...........................................................................    $    6.1     $    5.7
                                                                                               ========     ========
        Income taxes.......................................................................    $    4.6     $    2.9
                                                                                               ========     ========

NOTE 11: COMPREHENSIVE INCOME

    Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.



                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                 ---------------------         -------------------
                                                                   2004          2003            2004         2003
                                                                 --------     --------         --------    -------
      Net income............................................     $   15.8     $    7.0         $   24.5    $    8.4
      Foreign currency translation adjustments..............         (3.3)         8.6             (5.3)       14.8
                                                                 --------     --------         --------    --------
      Comprehensive income..................................     $   12.5     $   15.6         $   19.2    $   23.2
                                                                 ========     ========         ========    ========

NOTE 12: EARNINGS PER SHARE

    The reconciliation of basic and diluted weighted average common shares outstanding is as follows (in millions):


                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                   ------------------          -------------------
                                                                     2004       2003            2004         2003
                                                                   -------     ------          ------       ------
      Weighted average common shares (basic)................         39.7        39.0            39.5        39.0
      Options...............................................          0.8         0.2             0.6         0.5
                                                                   -------     ------          ------       ------
      Adjusted weighted average common shares (diluted).....         40.5        39.2            40.1        39.5
                                                                   =======     ======          ======       ======


    Options to purchase 1,114,000 and 2,508,000 shares of common stock outstanding at June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

NOTE 13: SEGMENT INFORMATION

    The Company develops, manufactures and markets apparel identification products and bar code and pricing solutions products to customers primarily in the retail and apparel manufacturing industries. In addition, the sales of the Company's products often result in the ongoing sales of supplies, replacement parts and services. The Company's products are sold worldwide through a direct sales force, through non-exclusive manufacturers' representatives, and through international and export distributors and commission agents.

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


                                                              Three Months Ended           Six Months Ended
                                                                     June 30,                   June 30,
                                                             ----------------------     ----------------------
                                                               2004         2003           2004        2003
                                                             --------     --------      ---------    --------
       Sales to unaffiliated customers:
       Americas..........................................    $   91.1     $   82.6       $  176.6    $  161.8
       EMEA..............................................        57.2         52.5          114.4        99.1
       Asia Pacific......................................        65.7         48.5          111.8        85.7
                                                             --------     --------       --------    --------
                 Total...................................    $  214.0     $  183.6       $  402.8    $  346.6
                                                             ========     ========       ========    ========
       Intersegment sales:

       Americas..........................................    $   15.4     $   15.4       $   29.8    $   30.5
       EMEA..............................................        13.1         10.6           24.9        19.5
       Asia Pacific......................................         4.3          3.8            8.6         6.5
       Eliminations......................................       (32.8)       (29.8)         (63.3)      (56.5)
                                                             --------     --------       --------    --------

                 Total...................................    $     --     $    --        $     --    $     --
                                                             ========     ========       ========    ========
       Operating income (a):

       Americas (b)......................................    $   11.6     $    6.6       $   18.0    $    8.6
       EMEA (b)..........................................         6.3          2.1           10.0         3.1
       Asia Pacific......................................        13.4         10.5           21.5        17.1
                                                             --------     --------       --------    --------
                                                                 31.3         19.2           49.5        28.8
       Corporate expenses (b)............................        (7.9)        (7.4)         (12.0)      (12.2)
       Amortization of other intangible..................        (0.1)        (0.1)          (0.2)       (0.2)
                                                             --------     --------       --------    --------
                 Total...................................    $   23.3     $   11.7       $   37.3    $   16.4
                                                             ========     ========       ========    ========


(a) Certain reclassifications have been made to prior periods' operating income to conform to the presentation used in the current period.

(b) Americas, EMEA and Corporate expenses included integration/restructuring and other costs of $0.8, $1.4 and $1.4, respectively, for the three months ended June 30, 2003, and $3.7, $1.4 and $1.6 for the six months ended June 30, 2003.

                                                              Three Months Ended           Six Months Ended
                                                                     June 30,                   June 30,
                                                             ---------------------       ---------------------
                                                                2004        2003           2004        2003
                                                             --------    ---------       --------    --------
       Depreciation and amortization:
       Americas..........................................    $    3.5     $    3.2       $    6.9    $    6.5
       EMEA..............................................         2.0          2.4            4.3         4.5
       Asia Pacific......................................         1.6          1.1            3.1         2.1
                                                             --------     --------       --------    --------
                                                                  7.1          6.7           14.3        13.1
       Corporate.........................................         0.4          0.4            0.8         0.7
                                                             --------     --------       --------    --------
                 Total...................................    $    7.5     $    7.1       $   15.1    $   13.8
                                                             ========     ========       ========    ========
       Capital expenditures:

       Americas..........................................    $    0.9     $    2.3       $    3.5    $    5.4
       EMEA..............................................         2.3          3.6            3.6         6.1
       Asia Pacific......................................         3.6          1.8            8.0         3.4
                                                             --------     --------       --------    --------
                                                                  6.8          7.7           15.1        14.9
       Corporate.........................................          --          0.6            0.1         0.7
                                                             --------     --------       --------    --------
                 Total...................................    $    6.8     $    8.3       $   15.2    $   15.6
                                                             ========     ========       ========    ========

                                                              June 30,   December 31,
                                                                2004         2003
                                                             --------    ------------
       Long-lived assets:

       Americas..........................................    $  199.3     $  199.9
       EMEA..............................................       121.4        125.0
       Asia Pacific......................................        52.5         47.3
                                                             --------     --------
                                                                373.2        372.2
       Corporate.........................................         4.6          5.2
                                                             --------     --------
                 Total...................................    $  377.8     $  377.4
                                                             ========     ========

       Total assets:

       Americas..........................................    $  303.4     $  313.2
       EMEA..............................................       227.3        228.5
       Asia Pacific......................................       139.2        116.6
                                                             --------     --------
                                                                669.9        658.3
       Corporate.........................................        64.1         56.6
                                                             --------     --------
                 Total...................................    $  734.0     $  714.9
                                                             ========     ========

    The following table presents sales by product:



                                                              Three Months Ended           Six Months Ended
                                                                     June 30,                   June 30,
                                                             ---------------------       --------------------
                                                                2004         2003           2004        2003
                                                             ---------------------       --------------------
       Apparel Identification Products...................    $  156.1     $  125.9       $  288.5    $  235.0
       Bar Code and Pricing Solutions....................        57.9         57.7          114.3       111.6
                                                             --------     --------       --------    --------
                 Total...................................    $  214.0     $  183.6       $  402.8    $  346.6
                                                             ========     ========       ========    ========

    The Company derived sales in the US of $70.1 and $136.2 for the three and six months ended June 30, 2004, respectively, and $63.9 and $125.3 for the three and six months ended June 30, 2003. In addition, the Company's long-lived assets in the US as of June 30, 2004 and December 31, 2003, amounted to $166.4 and $167.1, respectively.

    No one customer accounted for more than 10% of the Company's revenues or accounts receivable for the three and six months ended June 30, 2004 or 2003.

NOTE 14: INTEGRATION/RESTRUCTURING AND OTHER COSTS

    In 2003, the Company incurred $20.4 of integration/restructuring and other costs. Of this amount, $11.4 primarily pertained to: (1) the closing of several manufacturing plants in the US and the UK, areas which have experienced a migration of apparel manufacturing to the lower-production-cost countries; and
(2) headcount reductions, which resulted in a reduction of 320 manufacturing positions and 160 managerial and administrative personnel primarily in the US and the UK. In addition, the Company recorded $1.3 of integration/restructuring and other costs in connection with the severance payment made to its former Chief Executive Officer. Lastly, the Company recognized non-cash charges of $7.7 to write off the remaining net book value of an Enterprise Resource Planning system and certain other fixed assets no longer in use.

    The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the six months ended June 30, 2004:


                                         Beginning Balance                       Ending Balance
                                          January 1, 2004        Payments        June 30, 2004
                                         ------------------      --------        ---------------
       Severance......................         $  1.4             $ (1.4)          $  --
       Termination of leases..........            1.1               (0.2)             0.9
                                               ------             ------           ------
                                               $  2.5             $ (1.6)          $  0.9
                                               ======             ======           ======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

    All amounts in the following discussion are stated in millions, except share and per share data.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management has identified the following policies and estimates as critical to the Company's business operations and the understanding of the Company's results of operations. Note that the preparation of this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

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

SALES RETURNS AND ALLOWANCES

    Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors and its product return rates have been relatively stable. For the three and six months ended June 30, 2004 and 2003, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Management is required to make judgments, based on established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable and establish an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes customer specific
allowances,   amounts  based  upon  an  aging  schedule,   historical  bad  debt
experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $138.0, net of allowances of $10.4, at June 30, 2004, and $127.0, net of allowances of $10.0, at December 31, 2003.

INVENTORIES

    Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $13.0 and $14.3 as of June 30, 2004 and December 31, 2003, respectively. The value of all other inventories determined using the first-in, first-out method was $82.3 and $79.8 as of June 30, 2004 and December 31, 2003, respectively.

    On an ongoing basis, the Company evaluates the composition of its inventories and the adequacy of its reserve for damaged, obsolete, excess and slow-turning products. Market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand and acceptance of the Company's products, and current sales negotiations for this type of inventory.

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. There were no significant impairment losses related to long-lived assets for the three and six months ended June 30, 2004 and 2003.

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

    Deferred taxes are not provided on the portion of undistributed earnings of non-US subsidiaries which is considered to be permanently reinvested. In the event that management changes its consideration on permanently reinvesting the undistributed earnings of its non-US subsidiaries or circumstances change in future periods, the Company may need to establish an additional US income tax provision arising from repatriation, which could materially impact its results of operations.

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

    The Company's results of operations for the three and six months ended June 30, 2004 and 2003, in dollars and as a percent of sales are presented below:


                                              Three Months Ended                           Six Months Ended
                                     ----------------------------------------    ---------------------------------------
                                       June 30, 2004         June 30, 2003          June 30, 2004        June 30, 2003
                                     -----------------     -----------------     -----------------     -----------------
Sales............................    $  214.0   100.0%     $  183.6   100.0%     $  402.8   100.0%     $  346.6   100.0%
Cost of sales....................       130.0    60.7         113.5    61.8         246.5    61.2         215.5    62.2
                                     --------   ------     --------   ------     --------   ------     --------   ------
    Gross profit.................        84.0    39.3          70.1    38.2         156.3    38.8         131.1    37.8
Selling, general and
  administrative expenses........        60.7    28.4          54.8    29.8         119.0    29.5         108.0    31.2
Integration/restructuring and
  other costs....................         --       --           3.6     2.0           --       --           6.7     1.9
                                     --------   ------     --------   ------     --------   ------     --------   ------
    Operating income.............        23.3    10.9          11.7     6.4          37.3     9.3          16.4     4.7
Interest expense, net............         2.8     1.3           2.6     1.4           5.5     1.4           5.5     1.6
                                     --------   ------     --------   ------     --------   ------     --------   ------
    Income before taxes..........        20.5     9.6           9.1     5.0          31.8     7.9          10.9     3.1
Taxes on income..................         4.7     2.2           2.1     1.2           7.3     1.8           2.5     0.7
                                     --------   ------     --------   ------     --------   ------     --------   ------
    Net income...................    $   15.8     7.4%     $    7.0     3.8%     $   24.5     6.1%     $    8.4     2.4%
                                     ========   ======     ========   ======     ========   ======     ========   ======


    Building upon strong momentum, which began in the first quarter of 2004, the Company posted strong sales growth in the second quarter. For the three months ended June 30, 2004, the Company's sales increased $30.4, or 16.6%, to $214.0, compared with $183.6 for the three months ended June 30, 2003. Of the total increase, $17.1 was attributable to organic sales growth, which excludes acquisitions and the impact of changes in foreign exchange rates. These results reflect the combination of increased customer demand across the entire range of the Company's products, strong growth in the Company's core Asia Pacific operations and increased penetration of the Company's operations in the emerging markets of Latin America, EMEA and Asia Pacific. In addition, $9.5 of the increase was attributable to the September 2003 acquisition of Alkahn Labels, Inc. ("Alkahn") and $3.8 of the increase was attributable to the favorable impact of changes in foreign exchange rates. For the six months ended June 30, 2004, the Company's sales increased $56.2, or 16.2%, to $402.8, compared with $346.6 for the six months ended June 30, 2003. The sales increase was attributable to organic sales growth of $26.4, incremental sales contributed by the Alkahn acquisition of $18.7, and the favorable impact of changes in foreign exchange rates of $11.1.

    Management believes that the Company was able to deliver sales growth over the prior year period through its renewed emphasis on thinking and executing as an unified global operating company, maintaining balance and diversification throughout its markets, seeking leadership in niche markets and continuing to focus on providing customers with value-added products and solutions, outstanding service, consistent quality and on-time deliveries. In addition, the Company continued to successfully execute on its longstanding strategy of striving for long-term sustainable growth through acquisitions with the Alkahn acquisition. Management believes that the Company's investments in new product development, upgraded manufacturing equipment, new technology, innovative programs, and sales and marketing initiatives have positioned the Company to continue to compete successfully.

    Operating income was $23.3 and $37.3 for the three and six months ended June 30, 2004, respectively, compared with $11.7 and $16.4 for the three and six months ended June 30, 2003. As a percent of sales, operating income was 10.9% and 9.3% for the three and six months ended June 30, 2004, respectively, and 6.4% and 4.7% for the three and six months ended June 30, 2003. The operating results for the three and six months ended June 30, 2003 included integration/restructuring and other costs of $3.6 and $6.7, respectively.

SALES

     The following table presents sales by geographic operating segment:


                                               Three Months Ended                          Six Months Ended
                                     ---------------------------------------     ---------------------------------------
                                        June 30, 2004        June 30, 2003          June 30, 2004        June 30, 2003
                                     -----------------     -----------------     -----------------     -----------------
    Americas.....................    $   91.1    42.6%     $   82.6    45.0%     $  176.6    43.8%     $  161.8    46.7%
    EMEA.........................        57.2    26.7          52.5    28.6         114.4    28.4          99.1    28.6
    Asia Pacific.................        65.7    30.7          48.5    26.4         111.8    27.8          85.7    24.7
                                     --------   ------     --------   -----      --------   -----      --------   ------
       Total.....................    $  214.0   100.0%     $  183.6   100.0%     $  402.8   100.0%     $  346.6   100.0%
                                     ========   ======     ========   ======     ========   =====      ========   ======

    Americas sales include sales delivered through the Company's operations principally in North America and Latin America. Sales increased $8.5, or 10.3%, to $91.1 for the three months ended June 30, 2004, compared with $82.6 for the three months ended June 30, 2003. The increase is attributable to organic sales growth of $2.5, the impact of the Alkahn acquisition of $5.8 and the favorable impact of changes in foreign exchange rates of $0.2. For the six months ended June 30, 2004, sales increased $14.8, or 9.1%, to $176.6, compared with $161.8 for the six months ended June 30, 2003. The increase is attributable to organic sales growth of $1.7, the impact of the Alkahn acquisition of $12.0 and the favorable impact of changes in foreign exchange rates of $1.1. Management notes that organic sales gains in apparel identification products were largely driven by the Company's operations in Latin America and to a lesser degree by an improved economic environment in the US. The economic improvement also benefited sales of bar code and pricing solutions products. In addition, many of the Company's customers continued to move their production outside the US where they have realized labor cost and operating performance efficiencies. This has resulted in a shift in sales mix primarily to Latin America and the Asia Pacific region.

    EMEA's sales, which include sales delivered through the Company's operations in 12 European countries, the Middle East and Africa, increased $4.7, or 9.0%, to $57.2 for the three months ended June 30, 2004, compared with $52.5 for the three months ended June 30, 2003. The increase is attributable to organic sales growth of $1.1 and the favorable impact of changes in foreign exchange rates of $3.6. For the six months ended June 30, 2004, sales increased $15.3, or 15.4%, to $114.4, compared with $99.1 for the six months ended June 30, 2003. The increase is attributable to organic sales growth of $5.3 and the favorable impact of changes in foreign exchange rates of $10.0. Management notes that the Company's operations in Turkey, Italy and Norway posted solid volume gains. In addition, the Company's recently established operations in Romania, Morocco, Mauritius, Portugal and United Arab Emirates contributed to EMEA's sales growth.

    Asia Pacific consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, Korea, Bangladesh, Indonesia, Vietnam and India. Sales increased $17.2, or 35.5%, to $65.7 for the three months ended June 30, 2004, compared with $48.5 for the three months ended June 30, 2003. The increase is attributable to organic sales growth of $13.5 and the impact of the Alkahn acquisition of $3.7. For the six months ended June 30, 2004, sales increased $26.1, or 30.5%, to $111.8, compared with $85.7 for the six months ended June 30, 2003. The increase is attributable to organic sales growth of $19.4 and the impact of the Alkahn acquisition of $6.7. The Company's operations in this region have significantly benefited from the steady and continued migration of many of the Company's customers who have moved their production outside the US and Western Europe to maximize labor cost and operating performance efficiencies. In addition, the Company believes that sales increases in Asia Pacific have resulted from gains in market share.

GROSS PROFIT

    Gross profit, as a percent of sales, increased to 39.3% and 38.8% for the three and six months ended June 30, 2004, respectively, compared with 38.2% and 37.8% for the three and six months ended June 30, 2003. The higher gross margin is directly attributable to the Company's efforts of reducing manufacturing costs by consolidating capacity and improving efficiency through the successful consolidation of certain of its production sites in the US and the UK. Since 2001, management's ongoing strategy has included implementing process improvements to reduce costs in all of the Company's manufacturing facilities, efficiently re-deploying assets to manage production capacity and expanding production in new and emerging markets in order to maximize labor and production efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses, as a percent of sales, decreased to 28.4% and 29.5% for the three and six months ended June 30, 2004, respectively, compared with 29.8% and 31.2% for the three and six months ended June 30, 2003. The decrease is primarily attributable to the benefits captured through a series of cost reduction initiatives in 2003 to reduce fixed costs and sales growth leveraged against the Company's fixed expense base.

INTEGRATION/RESTRUCTURING AND OTHER COSTS

    The Company did not incur any integration/restructuring  charges for the six
months   ended   June   30,   2004   and  does   not   expect   to   incur   any
integration/restructuring charges during the second half of 2004.

    For the six months ended June 30, 2003, the Company recognized a pre-tax charge of $6.7 in connection with the consolidation of certain operations, headcount reductions and a severance payment to the Company's former Chief Executive Officer.

OPERATING INCOME

    Operating income was $23.3 and $37.3 for the three and six months ended June 30, 2004, respectively, compared with $11.7 and $16.4 for the three and six months ended June 30, 2003. As a percent of sales, operating income was 10.9% and 9.3% for the three and six months ended June 30, 2004, respectively, and 6.4% and 4.7% for the three and six months ended June 30, 2003. The operating results for the three and six months ended June 30, 2003 included integration/restructuring and other costs of $3.6 and $6.7, respectively.

    On  a  reportable  segment  basis,   exclusive  of  corporate  expenses  and
amortization of other intangible, operating income, as a percent of sales, was as follows:

                                                              Three Months Ended           Six Months Ended
                                                                     June 30,                   June 30,
                                                              -------------------         ------------------
                                                                2004        2003           2004       2003
                                                              -------      ------         ------     -------
       Americas..........................................       12.7%       8.0%           10.2%       5.3%
       EMEA..............................................       11.0        4.0             8.7        3.1
       Asia Pacific......................................       20.4       21.6            19.2       20.0

    Americas and EMEA included the integration/restructuring and other costs, as a percent of sales, of 1.0% and 2.7%, respectively, for the three months ended June 30, 2003, and 2.3% and 1.4% for the six months ended June 30, 2003.

INTEREST EXPENSE, NET

    Interest expense, net of interest income on invested cash, increased to $2.8 for the three months ended June 30, 2004, compared with $2.6 for the three months ended June 30, 2003. The increase is primarily attributable to higher interest expense from an outstanding bank overdraft amount and lower interest income on invested cash.

    For each of the six months ended June 30, 2004 and 2003, net interest expense was $5.5. The amount remained unchanged as the higher interest income on invested cash was offset by the higher interest expense from an outstanding bank overdraft amount.

TAXES ON INCOME

    The effective tax rate for each of the six months ended June 30, 2004 and 2003 was 23%. The rate is based on management's estimates of the geographic mix of projected pre-tax income, the timing and amounts of foreign dividends, and state and local taxes. In the event that actual results differ from these estimates or these estimates change in future periods, the Company may need to adjust the rate, which could materially impact its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents summary cash flow information for the periods indicated:

                                                                    Six Months Ended
                                                                         June 30,
                                                                 ----------------------
                                                                    2004          2003
                                                                 ---------     ---------
       Net cash provided by operating activities.............    $   42.3      $    9.0
       Net cash used in investing activities.................       (13.5)        (18.0)
       Net cash (used in)/provided by financing activities...       (23.1)         18.4
                                                                 --------      --------
                 Total change in cash and cash equivalents (a)   $    5.7      $    9.4
                                                                 ========      ========

__________

(a) Before the effect of exchange rate changes on cash flows.

OPERATING ACTIVITIES

    Cash provided by operating activities is a primary source of funds to finance the Company's operating needs and growth opportunities. The Company's revolving credit agreement provides additional liquidity for capital and other specific-purpose expenditures. Net cash provided by operating activities was $42.3 for the six months ended June 30, 2004, compared with $9.0 for the six months ended June 30, 2003. Management believes that the Company will continue to generate cash from its operating activities for the foreseeable future supplemented by availability under its revolving credit agreement to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

    Working capital and the corresponding current ratio were $191.4 and 2.4:1 and $194.1 and 2.6:1 at June 30, 2004 and December 31, 2003, respectively. The decrease in working capital resulted from increases in accounts payable, accrued liabilities and accrued taxes on income, offset by increases in cash and cash equivalents, accounts receivable, inventories and other current assets.

INVESTING ACTIVITIES

    For the six months ended June 30, 2004 and 2003, the Company incurred $15.2 and $15.6, respectively, of capital expenditures to acquire production machinery, to install system upgrades and to continue with its growth and expansion of Company operations in the emerging markets of Latin America, EMEA and Asia Pacific. Additionally, during 2004, the Company received proceeds of $1.0 from the sale of its 10% equity interest in Disc Graphics, Inc., a diversified manufacturer and printer of specialty paperboard packaging.

FINANCING ACTIVITIES

    The components of total capital as of June 30, 2004 and December 31, 2003, respectively, are presented below:


                                                                                 June 30,      December 31,
                                                                                   2004            2003
                                                                                --------       ------------
       Due to banks.......................................................      $    4.3         $    4.3
       Long-term debt.....................................................         163.1            190.3
                                                                                --------         --------
           Total debt.....................................................         167.4            194.6
       Shareholders' equity...............................................         400.7            377.3
                                                                                --------         --------
           Total capital..................................................      $  568.1         $  571.9
                                                                                ========         ========
       Total debt as a percent of total capital...........................          29.5%            34.0%
                                                                                ========         ========


    Management believes that for the foreseeable future, borrowings available under the Company's revolving credit agreement provide sufficient liquidity to supplement the Company's operating cash flow. For the six months ended June 30, 2004 and 2003, net (repayments)/ borrowings of the Company's outstanding debt were $(27.2) and $20.9, respectively.

    The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company did not repurchase any shares for the six months ended June 30, 2004. For the six months ended June 30, 2003, the Company repurchased 469,000 shares for an aggregate price of $5.1, or $10.80 per share. Since the inception of the stock repurchase program, the Company has repurchased 12,293,000 of its shares for an aggregate price of $122.0, or an average of $9.92 per share. The Company immediately retired the repurchased shares. As of June 30, 2004, the Company had $28.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability. The Company believes that funds from future operating cash flows and funds available under its revolving credit agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

    The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the six months ended June 30, 2004 and 2003, the Company received proceeds of $4.1 and $2.6, respectively, from common stock issued under its employee stock option and stock purchase plans.

    In the fourth quarter of 2003, the Company reconsidered its accounting and reporting matters related to its obligations to purchase redeemable common shares under a Stock Repurchase Agreement (the "Agreement"), dated July 11, 2001 with its Chairman and Chief Executive Officer ("Chairman"). In accordance with Rule 5-02.28 of Regulation S-X, or Accounting Series Release No. 268, "Redeemable Preferred Stocks," (issued by the Securities and Exchange Commission ("SEC") on July 27, 1979), as interpreted by EITF Topic D-98, "Classification and Measurement of Redeemable Securities," (issued by the Financial Accounting Standards Board on July 19, 2001), securities that are redeemable for cash or other assets must be classified outside of shareholders' equity, if they are redeemable at the option of the holder, as were the redeemable common shares owned by the Chairman. The Company concluded that Rule 5-02.28, as interpreted by EITF Topic D-98, applied to the redeemable common shares because the redemption features were not solely within its control. While Rule 5-02.28 specifically addressed redeemable preferred stocks, EITF Topic D-98 makes it clear that redeemable preferred stock is analogous to other equity instruments, including common shares. Accordingly, the Company determined that the redeemable common shares should have been classified as temporary equity in its financial statements for periods ended after July 11, 2001 until the Agreement was terminated on November 17, 2003. However, the Company was unable to have the reclassification adjustments pertaining to its 2001 financial statements audited. Consequently, the Company was unable to include three years of audited financial information in its 2003 Annual Report on Form 10-K as required under Rules 3-01 and 3-02 of Regulation S-X.

    Because the Company does not have three years of audited financial information on file with the SEC, the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") are not in full compliance with the requirements of the Exchange Act. As a result, the effectiveness of the Company's Registration Statements on Form S-8 (Nos. 333-38923, 333-43694, and 333-43696) have been suspended, and the Company is unable to issue shares under its employee stock purchase and stock option plans. Additionally, during any period when the Company is not current in its SEC reports, neither affiliates of the Company nor any person that purchased shares from the Company in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933. The Company expects that it will again have three years of audited financial information on file with the SEC and its Exchange Act reports will comply with SEC requirements when the Company files its 2004 audited financial statements with its 2004 Annual Report on Form 10-K.

FINANCING ARRANGEMENT - AMENDED AND RESTATED CREDIT AGREEMENT

    In September 2002, the Company entered into a three-year, $150 revolving credit agreement with a group of five domestic and international banks. The agreement amended and restated the Company's previous revolving credit facility. Under the credit agreement, the Company pays a facility fee determined by reference to the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The applicable percentage for the facility fee at June 30, 2004 was 0.275%. Borrowings under the credit agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (4.25% at June 30, 2004 and 4.00% at December 31, 2003), and are guaranteed by certain domestic subsidiaries of the Company.

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

    The Company's revolving credit agreement defines debt as including all obligations to purchase, redeem, retire or otherwise make any payment in respect of any capital stock. Accordingly, the Company should have reflected in its quarterly debt covenant compliance reports provided to its banks and certain other lending institutions its obligation to purchase common stock from its Chairman under the July 11, 2001 Agreement. Since the obligation had been omitted from the Company's compliance reports, the Company was in technical default under the terms of the credit agreement. The Company obtained permanent waivers for this technical default from the lenders during the first quarter of 2004. As the Agreement was terminated on November 17, 2003, the Company no longer has the obligation to purchase or redeem any of its common stock.

    The Company is in compliance with all debt covenants. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner.

OFF BALANCE SHEET ARRANGEMENTS

    The Company has no material transactions, arrangements, obligations (including contingent obligations) or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

MARKET RISK

    In the normal course of business, the Company is exposed to foreign currency exchange rate and interest rate risks that could impact its results of operations.

    The Company at times reduces its market risk exposures by creating offsetting positions through the use of derivative financial instruments. All of the Company's derivatives have high correlation with the underlying exposures. Accordingly, changes in fair value of derivatives are expected to be offset by changes in value of the underlying exposures. The Company does not use derivative financial instruments for trading purposes.

    The Company manages a foreign currency hedging program to hedge against fluctuations in foreign currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $34 and $17 for the three months ended June 30, 2004 and 2003, respectively, and $43 and $26 for the six months ended June 30, 2004 and 2003.

    The following table summarizes as of June 30, 2004, the Company's forward foreign exchange contracts by currency. All of the Company's forward foreign exchange contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments:


                                                                         Contract Amounts (in thousands)
                                                                       ------------------------------------      Fair Value
                                                                           Receive               Pay            (US$ 000's)
                                                                       ----------------    ----------------    ---------------
   Contracts to receive US$/pay Euro ("EUR").......................    US$       1,374     (EUR)    1,135        $   (17)
   Contract to receive US$/pay British Pounds ("GBP")..............    US$       5,424     (GBP)    2,977        $    15
   Contract to receive US$/pay Norwegian Krone ("NOK").............    US$         109     (NOK)      743        $     1
   Contract to receive US$/pay Moroccan Dirham ("MAD").............    US$         136     (MAD)    1,246        $    (2)
   Contracts to receive GBP/pay US$................................    (GBP)       233     US$        426        $     2
   Contracts to receive GBP/pay EUR................................    (GBP)       271     US$        408        $    (5)
   Contract to receive GBP/pay MAD.................................    (GBP)       611     (MAD)   10,209        $   (20)
   Contracts to receive EUR/pay US$................................    (EUR)     1,037     US$      1,262        $    14
   Contract to receive EUR/pay MAD.................................    (EUR)       330     (MAD)    3,643        $    (3)
   Contract to receive Hong Kong Dollars ("HK$")/pay US$...........    (HK$)       822     US$        106        $     1
   Contract to receive HK$/pay EUR.................................    (HK$)       784     (EUR)       84        $    (2)

    A 10% change in interest rates affecting the Company's floating rate debt instruments would have an immaterial impact on the Company's pre-tax earnings and cash flows over the next fiscal year. Such a move in interest rates would have no effect on the fair value of the Company's floating rate debt instruments.

    The Company sells its products worldwide and a substantial portion of its net sales, cost of sales and operating expenses are denominated in foreign currencies. This exposes the Company to risks associated with changes in foreign currency exchange rates that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers and global apparel manufacturers that have historically paid their accounts payable balances with the Company.

    There were no significant changes in the Company's exposure to market risk for the three and six months ended June 30, 2004 and 2003.

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

    Additionally, the Company's forward-looking statements are predicated upon the following assumptions, among others, that are specific to the Company and/or the markets in which it operates:

     o There are no substantial adverse changes in the exchange relationship between the British Pound or the Euro and the US Dollar;

     o Low or negative economic growth, particularly in the US, the UK or Europe, will not occur and affect consumer spending in those countries;
     o There will continue to be adequate supply of the Company's raw materials and components at economic terms;
     o The Company's new Enterprise Resource Planning systems can be successfully integrated into the Company's operations;
     o The Company can continue to expand its manufacturing and distribution capacity in developing markets; and
     o There are no substantial adverse changes in the political climates of developing and other countries in which the Company has operations and countries in which the Company will endeavor to establish operations in concert with its major customers' migrations to lower-production -cost countries.

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

ITEM 4: CONTROLS AND PROCEDURES

    Under  the  supervision  and  with  the   participation   of  the  Company's
management, including its Chief Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded as of the Evaluation Date that its disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in its SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                            PART II OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 29, 2004, the Company held an Annual Meeting of Shareholders to elect six Directors (Arthur Hershaft, Joyce F. Brown, David L. Kolb, Thomas R. Loemker, James C. McGroddy and Harvey L. Ganis), each to serve for a term of two years and one Director (Roger M. Widmann) to serve for a term of one year. The nominees for election to the Board of Directors received the following votes cast:

                                 For                         Withheld
Nominees                         Election                    Authority
--------                         --------                    ---------
Arthur Hershaft                 31,610,760                   1,689,056
Joyce F. Brown                  32,344,034                     955,782
David L. Kolb                   32,025,231                   1,274,585
Thomas R. Loemker               31,335,938                   1,963,878
James C. McGroddy               32,049,872                   1,249,944
Harvey L. Ganis                 31,538,176                   1,761,640
Roger M. Widmann                32,271,388                   1,028,428

ITEM 6:  EXHIBITS AND REPORT ON FORM 8-K

a) Exhibits

     Exhibit 31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     Exhibit 31.2 Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     Exhibit 32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) or 18 U.S.C. 1350.

     Exhibit 32.2 Certification of the Principal Financial Officer required by Rule 13a-14(b) or 18 U.S.C. 1350.

b) Report on Form 8-K

     Current Report on Form 8-K, dated April 27, 2004, reporting under Items 7 and 12 that the Registrant issued a press release announcing its first quarter 2004 earnings.

                       Paxar Corporation and Subsidiaries

                                    Signature

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Paxar Corporation
                                    -------------------------------------
                                    Registrant




                                    By: /s/ Larry M. Segall
                                    -------------------------------------
                                    Vice President and Controller
                                    (Principal Financial Officer)




                                    August 9, 2004
                                    -------------------------------------
                                    Date