Form 10-Q
period 2004-09-30
PAXAR CORP
filed 2004-11-05
CIK 75681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004
                                    ------------------
                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________


                         Commission File Number: 1-9493
                                                 ------

                                Paxar Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

                    New York                            13-5670050
                    --------                            ----------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

               105 Corporate Park Drive
                White Plains, New York                     10604
              ---------------------------                  -----
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


         Common Stock, $0.10 par value: 39,644,756 shares outstanding as of November 5, 2004

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

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)

                                                             Three Months Ended           Nine Months Ended
                                                                 September 30,              September 30,
                                                            ---------------------        --------------------
                                                              2004         2003            2004        2003
                                                            --------     --------        --------    --------
      Sales.............................................    $  194.2     $  170.7        $  597.0    $  517.3
      Cost of sales.....................................       119.1        106.0           365.6       321.5
                                                            --------     --------        --------    --------
           Gross profit.................................        75.1         64.7           231.4       195.8
      Selling, general and administrative expenses......        59.2         52.6           178.2       160.6
      Integration/restructuring and other costs.........          --          4.1              --        10.8
                                                            --------     --------        --------    --------
           Operating income.............................        15.9          8.0            53.2        24.4
      Interest expense, net.............................         2.6          2.9             8.1         8.4
                                                            --------     --------        --------    --------
           Income before taxes..........................        13.3          5.1            45.1        16.0
      Taxes on income...................................         3.1          1.2            10.4         3.7
                                                            --------     --------        --------    --------
           Net income...................................    $   10.2     $    3.9        $   34.7    $   12.3
                                                            ========     ========        ========    ========
      Basic earnings per share..........................    $   0.26     $   0.10        $   0.88    $   0.32
                                                            ========     ========        ========    ========
      Diluted earnings per share........................    $   0.25     $   0.10        $   0.86    $   0.31
                                                            ========     ========        ========    ========
      Weighted average shares outstanding:
        Basic...........................................        39.6         39.0            39.5        39.0
        Diluted.........................................        40.9         39.5            40.4        39.5


    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)


                                                                              September 30,     December 31,
                                                                                  2004              2003
                                                                             ---------------      --------
                                                                              (unaudited)
       ASSETS
       Current assets:
       Cash and cash equivalents..........................................       $   84.8         $   64.4
       Accounts receivable, net of allowances of $10.9 and $10.0 at
          September 30, 2004 and December 31, 2003, respectively..........          125.8            127.0
       Inventories........................................................          100.6             94.1
       Deferred income taxes..............................................           11.9             11.8
       Other current assets...............................................           19.3             16.0
                                                                                 --------         --------
                 Total current assets.....................................          342.4            313.3
                                                                                 --------         --------
       Property, plant and equipment, net.................................          164.5            163.8
       Goodwill and other intangible, net.................................          216.7            213.6
       Other assets.......................................................           24.4             24.2
                                                                                 --------         --------
       Total assets.......................................................       $  748.0         $  714.9
                                                                                 ========         ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
       Due to banks.......................................................       $    4.9         $    4.3
       Accounts payable and accrued liabilities...........................          118.5            103.1
       Accrued taxes on income............................................           16.6             11.8
                                                                                 --------         --------
                 Total current liabilities................................          140.0            119.2
                                                                                  -------         --------
       Long-term debt.....................................................          163.1            190.3
       Deferred income taxes..............................................           12.4             11.9
       Other liabilities..................................................           18.3             16.2

       Commitments and contingent liabilities

       Shareholders' equity:
       Preferred stock, $0.01 par value, 5,000,000 shares authorized
          and none issued.................................................             --               --
       Common stock, $0.10 par value, 200,000,000 shares authorized,
          39,644,756 and 39,148,055 shares issued and outstanding at
          September 30, 2004 and December 31, 2003, respectively..........            4.0              3.9
       Paid-in capital....................................................           14.4             10.3
       Retained earnings..................................................          380.2            345.5
       Accumulated other comprehensive income.............................           15.6             17.6
                                                                                 --------         --------
                 Total shareholders' equity...............................          414.2            377.3
                                                                                 --------         --------
       Total liabilities and shareholders' equity.........................       $  748.0         $  714.9
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

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             ---------------------
                                                                               2004          2003
                                                                             --------      -------
          OPERATING ACTIVITIES
           Net income....................................................    $   34.7      $   12.3
           Adjustments to reconcile net income to net cash provided
              by operating activities:
              Depreciation and amortization..............................        23.3          22.3
              Deferred income taxes......................................         0.4            --
              Gain on sale of property and equipment, net................        (0.3)         (0.1)
              Write-off of property and equipment........................         1.2           4.9
           Changes in assets and liabilities, net of businesses acquired:
              Accounts receivable........................................         0.4          (7.2)
              Inventories................................................        (8.4)         (8.1)
              Other current assets.......................................        (3.3)         (5.8)
              Accounts payable and accrued liabilities...................        14.6           3.3
              Accrued taxes on income....................................         4.8           0.7
              Other, net.................................................        (1.5)          7.0
                                                                             --------      --------
              Net cash provided by operating activities..................        65.9          29.3
                                                                             --------      --------
          INVESTING ACTIVITIES
           Purchases of property and equipment...........................       (25.1)        (23.9)
           Proceeds from sale of property and equipment..................         0.6           0.2
           Acquisitions, net of cash acquired............................        (0.1)        (28.4)
           Other.........................................................         1.3            --
                                                                             --------      --------
              Net cash used in investing activities......................       (23.3)        (52.1)
                                                                             --------      --------
          FINANCING ACTIVITIES
           Net increase in short-term debt...............................         0.7           2.3
           Additions to long-term debt...................................        44.3         201.2
           Reductions in long-term debt..................................       (71.5)       (167.5)
           Purchase of common stock......................................          --          (5.1)
           Proceeds from common stock issued under employee
             stock option and stock purchase plans.......................         4.2           3.5
                                                                             --------      --------
              Net cash (used in)/provided by financing activities........       (22.3)         34.4
                                                                             --------      --------
          Effect of exchange rate changes on cash flows..................         0.1           0.9
                                                                             --------      --------
              Increase in cash and cash equivalents......................        20.4          12.5
          Cash and cash equivalents at beginning of year.................        64.4          49.6
                                                                             --------      --------
              Cash and cash equivalents at end of period.................    $   84.8      $   62.1
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


                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
                                                             --------------------        -------------------
                                                               2004         2003           2004        2003
                                                             -------      -------        -------     -------
       Net income, as reported...........................    $  10.2      $   3.9        $  34.7     $  12.3
       Deduct: Stock-based employee compensation
       expense determined under fair value based
       method for all awards granted, net of related
       tax effects.......................................         --           --           (3.9)       (4.4)
                                                             -------      -------        -------     -------
       Pro forma net income..............................    $  10.2      $   3.9        $  30.8     $   7.9
                                                             =======      =======        =======     =======
       Earnings per share:
           Basic - as reported...........................    $  0.26      $  0.10        $  0.88     $  0.32
           Basic - pro forma.............................    $  0.26      $  0.10        $  0.78     $  0.20
           Diluted - as reported.........................    $  0.25      $  0.10        $  0.86     $  0.31
           Diluted - pro forma...........................    $  0.25      $  0.10        $  0.76     $  0.20


    For the nine months ended September 30, 2004 and 2003, the Company received proceeds of $3.8 and $2.2, respectively, from 514,000 and 227,000 common shares issued upon the exercise of options granted to employees and directors.

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

    The Company manages a foreign currency hedging program to hedge against fluctuations in foreign currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $29 and $15 for the three months ended September 30, 2004 and 2003, respectively, and $94 and $41 for the nine months ended September 30, 2004 and 2003.

    The Company formally designates and documents the hedging relationship and risk management objective for undertaking the hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

    The fair value of outstanding forward foreign exchange contracts at September 30, 2004 and December 31, 2003, for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three and nine months ended September 30, 2004, were not material. The notional value of outstanding forward foreign exchange contracts at September 30, 2004 and December 31, 2003, was $9 and $19, respectively.

    All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

NOTE 5:  INVENTORIES, NET

    Inventories are stated at the lower of cost or market. The value of net inventories determined using the last-in, first-out method was $13.0 and $14.3 as of September 30, 2004 and December 31, 2003, respectively. The value of all other net inventories determined using the first-in, first-out method was $87.6 and $79.8 as of September 30, 2004 and December 31, 2003, respectively.

    The components of net inventories are as follows:

                                                                             September 30,    December 31,
                                                                                 2004             2003
                                                                             -----------      ------------
       Raw materials......................................................   $      48.0      $      44.5
       Work-in-process....................................................           9.7              7.8
       Finished goods.....................................................          61.7             58.1
                                                                             -----------      -----------
                                                                                   119.4            110.4
       Allowance for obsolescence.........................................         (18.8)           (16.3)
                                                                             -----------      -----------
                                                                             $     100.6      $      94.1
                                                                             ===========      ===========

 NOTE 6:  GOODWILL AND OTHER INTANGIBLE, NET

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

    The changes in the carrying amounts of goodwill for the nine months ended September 30, 2004, are as follows:


                                                      Americas       EMEA       Asia Pacific     Total
                                                     ---------      -------     ------------   ---------
    Balance, January 1, 2004.....................    $   119.2      $  75.0       $   18.3     $   212.5
    Acquisitions.................................          3.7           --            0.1           3.8
    Translation adjustments......................           --         (0.4)            --          (0.4)
                                                     ---------      -------       --------     ---------
    Balance, September 30, 2004..................    $   122.9      $  74.6       $   18.4     $   215.9
                                                     =========      =======       ========     =========


    In 2004, the Company recorded goodwill of $3.7 pertaining to its acquisition of the business and assets of Alkahn Labels, Inc. in September 2003, based on its final allocation of the purchase price to the acquired assets and liabilities.

    The Company's other intangible is as follows:



                                                                            September 30,     December 31,
                                                                                2004             2003
                                                                            ------------      -----------
       Noncompete agreement...............................................  $        1.7      $       1.7
       Accumulated amortization...........................................          (0.9)            (0.6)
                                                                            ------------      -----------
                                                                            $        0.8      $       1.1
                                                                            ============      ===========


NOTE 7:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    A summary of accounts payable and accrued liabilities is as follows:


                                                                            September 30,     December 31,
                                                                                2004              2003
                                                                             -----------      -----------
       Accounts payable..................................................... $      48.4      $      45.3
       Accrued payroll costs................................................        21.4             13.0
       Accrued interest.....................................................         1.6              4.1
       Advance service contracts............................................         4.8              4.6
       Customer incentives..................................................         2.5              2.1
       Other accrued liabilities............................................        39.8             34.0
                                                                             -----------      -----------
                                                                             $     118.5      $     103.1
                                                                             ===========      ===========

NOTE 8:  LONG-TERM DEBT

    A summary of long-term debt is as follows:


                                                                            September 30,     December 31,
                                                                                2004             2003
                                                                             -----------      -----------
       6.74% Senior Notes.................................................   $     150.0      $     150.0
       Economic Development Revenue Bonds due 2011 and 2019...............          13.0             13.0
       Revolving credit...................................................            --             27.2
       Other..............................................................           0.1              0.1
                                                                             -----------      -----------
                                                                             $     163.1      $     190.3
                                                                             ===========      ===========


    During 2004, the Company paid off the $27.2 balance under its revolving credit agreement outstanding at December 31, 2003.

NOTE 9:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is as follows:


                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                               ---------------------
                                                                                                 2004         2003
                                                                                               --------     --------
        Interest...........................................................................    $   10.8     $   11.4
                                                                                               ========     ========
        Income taxes.......................................................................    $    5.1     $    4.1
                                                                                               ========     ========

NOTE 10: COMPREHENSIVE INCOME

    Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.


                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                                 ---------------------         --------------------
                                                                   2004          2003             2004       2003
                                                                 --------     --------
      Net income............................................     $   10.2     $    3.9         $   34.7    $   12.3
      Foreign currency translation adjustments..............          3.3          1.0             (2.0)       15.8
                                                                 --------     --------         --------    --------
      Comprehensive income..................................     $   13.5     $    4.9         $   32.7    $   28.1
                                                                 ========     ========         ========    ========


NOTE 11: EARNINGS PER SHARE

    The reconciliation of basic and diluted weighted average common shares outstanding is as follows (in millions):


                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                                 ---------------------         -------------------
                                                                   2004          2003            2004         2003
                                                                 --------     --------         --------    --------
      Weighted average common shares (basic)................         39.6         39.0             39.5        39.0
      Options...............................................          1.3          0.5              0.9         0.5
                                                                 --------     --------         --------    --------
      Adjusted weighted average common shares (diluted).....         40.9         39.5             40.4        39.5
                                                                 ========     ========         ========    ========

    Options to purchase 42,000 and 2,508,000 shares of common stock outstanding at September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

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

    The Company has organized its operations into three geographic segments consisting of the following:

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

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,
                                                             ---------------------      ---------------------
                                                               2004         2003          2004         2003
                                                             --------     --------      ---------    --------
       Sales to unaffiliated customers:
       Americas..........................................    $   89.5     $   82.6       $  266.1    $  244.4
       EMEA..............................................        48.3         45.7          162.7       144.8
       Asia Pacific......................................        56.4         42.4          168.2       128.1
                                                             --------     --------       --------    --------
                 Total...................................    $  194.2     $  170.7       $  597.0    $  517.3
                                                             ========     ========       ========    ========
       Intersegment sales:
       Americas..........................................    $   15.9     $   12.0       $   45.7    $   42.5
       EMEA..............................................        11.8         10.9           36.7        30.4
       Asia Pacific......................................         5.5          3.2           14.1         9.7
       Eliminations......................................       (33.2)       (26.1)         (96.5)      (82.6)
                                                             --------     --------       --------    --------
                 Total...................................    $     --     $     --       $     --    $     --
                                                             ========     ========       ========    ========
       Income before taxes (a):
       Americas (b)......................................    $   12.3     $    3.8       $   30.3    $   12.4
       EMEA (b)..........................................         3.6          0.9           13.6         4.0
       Asia Pacific......................................         7.7          7.6           29.2        24.7
                                                             --------     --------       --------    --------
                                                                 23.6         12.3           73.1        41.1
       Corporate expenses (b)............................        (7.6)        (4.2)         (19.6)      (16.4)
       Amortization of other intangible..................        (0.1)        (0.1)          (0.3)       (0.3)
                                                             --------     --------       --------    --------
                 Operating income........................        15.9          8.0           53.2        24.4
       Interest expense, net.............................        (2.6)        (2.9)          (8.1)       (8.4)
                                                             --------     --------       --------    --------
                 Total...................................    $   13.3     $    5.1       $   45.1    $   16.0
                                                             ========     ========       ========    ========

       (a) Certain reclassifications have been made to prior periods' income before taxes to conform to the presentation used in the current period.

       (b) Americas, EMEA and Asia Pacific included integration/restructuring and other costs of $3.9, $0.1 and $0.1, respectively, for the three months ended September 30, 2003, and $7.6, $1.5 and $0.1 for the nine months ended September 30, 2003. In addition, Corporate expenses included integration/restructuring and other costs of $1.6 for the nine months ended September 30, 2003.

       Depreciation and amortization:
       Americas..........................................    $    3.5     $    3.5       $   10.4    $   10.0
       EMEA..............................................         2.4          2.3            6.7         6.8
       Asia Pacific......................................         1.9          1.2            5.0         3.3
                                                             --------     --------       --------    --------
                                                                  7.8          7.0           22.1        20.1
       Corporate.........................................         0.4          1.5            1.2         2.2
                                                             --------     --------       --------    --------
                 Total...................................    $    8.2     $    8.5       $   23.3    $   22.3
                                                             ========     ========       ========    ========

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
                                                             ---------------------      ---------------------
                                                               2004         2003          2004         2003
                                                             --------     --------      ---------    --------
       Capital expenditures:
       Americas..........................................    $    1.3     $    1.6       $    4.8    $    7.0
       EMEA..............................................         2.5          2.1            6.1         8.2
       Asia Pacific......................................         6.1          4.6           14.1         8.0
                                                             --------     --------       --------    --------
                                                                  9.9          8.3           25.0        23.2
       Corporate.........................................          --           --            0.1         0.7
                                                             --------     --------       --------    --------
                 Total...................................    $    9.9     $    8.3       $   25.1    $   23.9
                                                             ========     ========       ========    ========

                                                          September 30,       December 31,
                                                              2004               2003
                                                          -------------        ---------
       Long-lived assets:
       Americas..........................................    $  196.5          $  199.9
       EMEA..............................................       123.6             125.0
       Asia Pacific......................................        56.8              47.3
                                                             --------          --------
                                                                376.9             372.2
       Corporate.........................................         4.3               5.2
                                                             --------          --------
                 Total...................................    $  381.2          $  377.4
                                                             ========          ========
       Total assets:
       Americas..........................................    $  303.5          $  313.2
       EMEA..............................................       230.9             228.5
       Asia Pacific......................................       144.3             116.6
                                                             --------          --------
                                                                678.7             658.3
       Corporate.........................................        69.3              56.6
                                                             --------          --------
                 Total...................................    $  748.0          $  714.9
                                                             ========          ========

    The following table presents sales by product:

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
                                                             ---------------------       --------------------
                                                               2004         2003           2004        2003
                                                             --------     --------       -------     --------
       Apparel Identification Products...................    $  134.8     $  112.5       $  423.3    $  347.5
       Bar Code and Pricing Solutions....................        59.4         58.2          173.7       169.8
                                                             --------     --------       --------    --------
                 Total...................................    $  194.2     $  170.7       $  597.0    $  517.3
                                                             ========     ========       ========    ========


    The Company derived sales in the US of $66.9 and $203.1 for the three and nine months ended September 30, 2004, respectively, and $64.2 and $189.5 for the three and nine months ended September 30, 2003. In addition, the Company's long-lived assets in the US as of September 30, 2004 and December 31, 2003, amounted to $164.1 and $167.1, respectively.

    No one customer accounted for more than 10% of the Company's revenues or accounts receivable for the three and nine months ended September 30, 2004 or 2003.

NOTE 13: INTEGRATION/RESTRUCTURING AND OTHER COSTS

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

    The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the nine months ended September 30, 2004:



                                           Beginning Balance                         Ending Balance
                                            January 1, 2004        Payments        September 30, 2004
                                           -----------------       --------        ------------------
       Severance......................         $  1.4              $  (1.4)              $   --
       Termination of leases..........            1.1                 (0.5)                 0.6
                                               ------              -------               ------
                                               $  2.5              $  (1.9)              $  0.6
                                               ======              =======               ======

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2004

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

Sales Returns and Allowances

    Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors and its product return rates have been relatively stable. For the three and nine months ended September 30, 2004 and 2003, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

    Management is required to make judgments, based on established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable and establish an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes customer specific
allowances,   amounts  based  upon  an  aging  schedule,   historical  bad  debt
experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $125.8, net of allowances of $10.9, at September 30, 2004, and $127.0, net of allowances of $10.0, at December 31, 2003.

Inventories

    Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $13.0 and $14.3 as of September 30, 2004 and December 31, 2003, respectively. The value of all other inventories determined using the first-in, first-out method was $87.6 and $79.8 as of September 30, 2004 and December 31, 2003, respectively.

    On an ongoing basis, the Company evaluates the composition of its inventories and the adequacy of its reserve for damaged, obsolete, excess and slow-turning products. Market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company's products, and current sales activities for this type of inventory.

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

Impairment of Long-Lived Assets

    The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. There were no significant impairment losses related to long-lived assets for the three and nine months ended September 30, 2004 and 2003.

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

    Deferred taxes are not provided on the portion of undistributed earnings of non-US subsidiaries, which is considered to be permanently reinvested. In the event that management changes its consideration on permanently reinvesting the undistributed earnings of its non-US subsidiaries, circumstances change in future periods, or there is a change in accounting principles generally accepted in the US, the Company may need to establish an additional income tax provision for the US and other taxes arising from repatriation, which could materially impact its results of operations.

RESULTS OF OPERATIONS

Overview

    In order to better serve a customer base consisting predominantly of retailers and apparel manufacturers, the Company has organized its operations into three geographic segments consisting of the following:

     (1) The Company's operations principally in North America and Latin America ("Americas");
     (2)  Europe, the Middle East and Africa ("EMEA"); and
     (3)  The Asia Pacific region ("Asia Pacific")

    The Company's results of operations for the three and nine months ended September 30, 2004 and 2003, in dollars and as a percent of sales are presented below:


                                              Three Months Ended                               Nine Months Ended
                                --------------------------------------------      -----------------------------------------
                                September 30, 2004       September 30, 2003       September 30, 2004     September 30, 2003
                                -------------------      ------------------       ------------------     ------------------
Sales..........................  $  194.2    100.0%       $  170.7    100.0%       $  597.0   100.0%      $  517.3   100.0%
Cost of sales..................     119.1     61.3           106.0     62.1           365.6    61.2          321.5    62.1
                                 --------  -------        --------  -------        -------- -------       -------- -------
    Gross profit...............      75.1     38.7            64.7     37.9           231.4    38.8          195.8    37.9
Selling, general and
  administrative expenses......      59.2     30.5            52.6     30.8           178.2    29.8          160.6    31.0
Integration/restructuring and
  other costs..................        --       --             4.1      2.4              --      --           10.8     2.1
                                 --------  -------        --------  -------        -------- -------       -------- -------
    Operating income...........      15.9      8.2             8.0      4.7            53.2     9.0           24.4     4.8
Interest expense, net..........       2.6      1.4             2.9      1.7             8.1     1.4            8.4     1.7
                                 --------  -------        --------  -------        -------- -------       -------- -------
    Income before taxes........      13.3      6.8             5.1      3.0            45.1     7.6           16.0     3.1
Taxes on income................       3.1      1.5             1.2      0.7            10.4     1.8            3.7     0.7
                                 --------  -------        --------  -------        -------- -------       -------- -------
    Net income.................  $   10.2      5.3%       $    3.9      2.3%       $   34.7     5.8%      $   12.3     2.4%
                                 ========  =======        ========  =======        ======== =======       ======== =======

    Building upon strong momentum, which began in the first quarter of 2004, the Company posted better-than-expected results of operations in the third quarter. For the three months ended September 30, 2004, the Company's sales increased $23.5, or 13.8%, to $194.2, compared with $170.7 for the three months ended September 30, 2003. Of the total increase, $16.1 was attributable to organic sales growth, which excludes acquisitions and the impact of changes in foreign exchange rates. These comparable year-over-year results reflect the combination of increased customer demand across the entire range of the Company's products, strong growth in the Company's core Asia Pacific operations and increased penetration of the Company's operations in the emerging markets of Latin
America, EMEA and Asia Pacific. In addition, $3.6 of the increase was attributable to the September 2003 acquisition of Alkahn Labels, Inc. ("Alkahn") and $3.8 of the increase was attributable to the favorable impact of changes in foreign exchange rates. For the nine months ended September 30, 2004, the Company's sales increased $79.7, or 15.4%, to $597.0, compared with $517.3 for the nine months ended September 30, 2003. The sales increase was attributable to organic sales growth of $42.5, incremental sales contributed by the Alkahn acquisition of $22.3, and the favorable impact of changes in foreign exchange rates of $14.9.

    Management believes that the Company was able to deliver sales growth over the prior year period through a more concentrated emphasis on thinking and executing as an unified global operating company, maintaining balance and diversification throughout its markets, seeking leadership in niche markets and continuing to focus on providing customers with value-added products and solutions, outstanding service, consistent quality and on-time deliveries. In addition, with the Alkahn acquisition, the Company continued to successfully execute on its longstanding strategy of striving for long-term sustainable growth through acquisitions. Management believes that the Company's investments in new product development, upgraded manufacturing equipment, new technology, innovative programs and sales and marketing initiatives have positioned the Company to continue to compete successfully.

    Operating income was $15.9 and $53.2 for the three and nine months ended September 30, 2004, respectively, compared with $8.0 and $24.4 for the three and nine months ended September 30, 2003. As a percent of sales, operating income was 8.2% and 9.0% for the three and nine months ended September 30, 2004, respectively, and 4.7% and 4.8% for the three and nine months ended September 30, 2003. The operating results for the three and nine months ended September 30, 2003 included integration/restructuring and other costs of $4.1 and $10.8, respectively.

Sales

     The following table presents sales by geographic operating segment:


                                             Three Months Ended                              Nine Months Ended
                                 -------------------------------------------      -----------------------------------------
                                 September 30, 2004       September 30, 2003      September 30, 2004     September 30, 2003
                                 ------------------       -------------------     -----------------------------------------
    Americas..................   $   89.5     46.1%       $   82.6     48.4%       $  266.1    44.6%      $  244.4    47.2%
    EMEA......................       48.3     24.9            45.7     26.8           162.7    27.2          144.8    28.0
    Asia Pacific..............       56.4     29.0            42.4     24.8           168.2    28.2          128.1    24.8
                                 --------  -------        --------  -------        -------- -------       -------- -------
       Total..................   $  194.2    100.0%       $  170.7    100.0%       $  597.0   100.0%      $  517.3   100.0%
                                 ========  =======        ========  =======        ======== =======       ======== =======

    Americas sales include sales delivered through the Company's operations principally in North America and Latin America. Sales increased $6.9, or 8.4%, to $89.5 for the three months ended September 30, 2004, compared with $82.6 for the three months ended September 30, 2003. The increase was attributable to organic sales growth of $5.2, the impact of the Alkahn acquisition of $1.5 and the favorable impact of changes in foreign exchange rates of $0.2. For the nine months ended September 30, 2004, sales increased $21.7, or 8.9%, to $266.1, compared with $244.4 for the nine months ended September 30, 2003. The increase was attributable to organic sales growth of $6.9, the impact of the Alkahn acquisition of $13.5 and the favorable impact of changes in foreign exchange rates of $1.3. Management notes that organic sales gains in apparel identification products were largely driven by the Company's operations in Latin America and to a lesser degree by an improved economic environment in the US. The economic improvement also benefited sales of bar code and pricing solutions products. In addition, many of the Company's customers continued to move their production outside the US where they have realized labor cost and operating performance efficiencies. This has resulted in a shift in sales mix primarily to Latin America and the Asia Pacific region.

    EMEA's sales, which include sales delivered through the Company's operations in 12 European countries, the Middle East and Africa, increased $2.6, or 5.7%, to $48.3 for the three months ended September 30, 2004, compared with $45.7 for the three months ended September 30, 2003. The increase was attributable to the favorable impact of changes in foreign exchange rates of $3.6, offset by a $1.0 decline in organic sales. For the nine months ended September 30, 2004, sales increased $17.9, or 12.4%, to $162.7, compared with $144.8 for the nine months ended September 30, 2003. The increase was attributable to organic sales growth of $4.3 and the favorable impact of changes in foreign exchange rates of $13.6. Management notes that the Company's operations in Turkey, Italy and Norway posted solid volume gains. In addition, the Company's recently established operations in Romania, Morocco, Mauritius, Portugal and United Arab Emirates contributed to EMEA's sales growth.

    Asia Pacific consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, Korea, Bangladesh, Indonesia, Vietnam and India. Sales increased $14.0, or 33.0%, to $56.4 for the three months ended September 30, 2004, compared with $42.4 for the three months ended September 30, 2003. The increase was attributable to organic sales growth of $11.9 and the impact of the Alkahn acquisition of $2.1. For the nine months ended September 30, 2004, sales increased $40.1, or 31.3%, to $168.2, compared with $128.1 for the nine months ended September 30, 2003. The increase was attributable to organic sales growth of $31.3 and the impact of the Alkahn acquisition of $8.8. The Company's operations in this region have significantly benefited from the steady and continued migration of many of the Company's customers who have moved their production outside the US and Western Europe to minimize labor cost and maximize operating performance efficiencies. In addition, the Company believes that sales increases in Asia Pacific have resulted from strong gains in market share.

Gross Profit

    Gross profit, as a percent of sales, increased to 38.7% and 38.8% for the three and nine months ended September 30, 2004, compared with 37.9% for the three and nine months ended September 30, 2003. The higher gross margin was directly attributable to the Company's efforts to reduce manufacturing costs and improving operating efficiencies in existing facilities. In addition, gross margin continues to benefit as a result of the Company's consolidating capacity in certain of its production sites in the US and the UK. Since 2001, management's ongoing strategy has included implementing process improvements to reduce costs in all of the Company's manufacturing facilities, efficiently re-deploying assets to manage production capacity and expanding production in new and emerging markets in order to maximize labor and production efficiencies.

Selling, General and Administrative ("SG&A") Expenses

    SG&A expenses were $59.2 and $178.2 for the three and nine months ended September 30, 2004, compared with $52.6 and $160.6 for the three and nine months ended September 30, 2003. As a percent of sales, SG&A expenses were 30.5% and 29.8% for the three and nine months ended September 30, 2004, compared with 30.8% and 31.0% for the three and nine months ended September 30, 2003. The increases in spending were primarily attributable to (i) sales- and growth-related expenses, including expenditures made in connection with the development and innovation of solutions for Radio Frequency Identification
(RFID) supply-chain applications; (ii) incremental costs incurred as a result of regulatory requirements under the Sarbanes-Oxley Act of 2002; (iii) the negative impact of changes in foreign exchange rates; and (iv) the acquisition of Alkahn. These were partially offset by the benefits captured through a series of cost reduction initiatives in 2003 and continued fixed cost containment.

Integration/Restructuring and Other Costs

    The Company did not incur any integration/restructuring charges for the nine
months  ended   September   30,   2004,   and  does  not  expect  to  incur  any
integration/restructuring charges during the remainder of 2004.

    For the nine months ended September 30, 2003, the Company recognized a pre-tax charge of $10.8 in connection with the consolidation of certain operations, headcount reductions, a severance payment to the Company's former Chief Executive Officer, and a write-off of an Enterprise Resource Planning system no longer in use.

Operating Income

    Operating income was $15.9 and $53.2 for the three and nine months ended September 30, 2004, compared with $8.0 and $24.4 for the three and nine months ended September 30, 2003. As a percent of sales, operating income was 8.2% and 9.0% for the three and nine months ended September 30, 2004, and 4.7% and 4.8% for the three and nine months ended September 30, 2003. The operating results for the three and nine months ended September 30, 2003 included integration/restructuring and other costs of $4.1 and $10.8.

    On  a  reportable  segment  basis,   exclusive  of  corporate  expenses  and
amortization of other intangible, operating income, as a percent of sales, was as follows:

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,               September 30,
                                                             --------------------        ------------------
                                                               2004         2003          2004        2003
                                                             -------      -------        -------     ------
       Americas..........................................       13.7%         4.6%          11.4%        5.1%
       EMEA..............................................        7.5          2.0            8.4         2.8
       Asia Pacific......................................       13.7         17.9           17.4        19.3


    For the three and nine months ended September 30, 2004, the decreases in Asia Pacific's operating income, as a percent of sales, resulted from the increased charge-backs of certain global program development costs by the Americas and EMEA, incurred on behalf of the Asia Pacific region.

    In addition, Americas, EMEA and Asia Pacific included the integration/restructuring and other costs, as a percent of sales, of 4.7%, 0.2% and 0.2% for the three months ended September 30, 2003, and 3.1%, 1.0% and 0.1% for the nine months ended September 30, 2003.

Interest Expense, Net

    Interest expense, net of interest income on invested cash, was $2.6 and $8.1 for the three and nine months ended September 30, 2004, compared with $2.9 and $8.4 for the three and nine months ended September 30, 2003. The decrease was primarily attributable to lower average borrowings and higher interest income on invested cash, offset by higher interest expense on outstanding bank overdraft amounts.

Taxes on Income

    The effective tax rate for each of the nine months ended September 30, 2004 and 2003 was 23%. The rate is based on management's estimates of the geographic mix of projected pre-tax income, the timing and amounts of foreign dividends and state and local taxes. In the event that actual results differ from these estimates or these estimates change in future periods, the Company may need to adjust the rate, which could materially impact its results of operations.

Liquidity and Capital Resources

    The following table presents summary cash flow information for the periods indicated:


                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ----------------------
                                                                   2004          2003
                                                                 --------      --------
       Net cash provided by operating activities.............    $   65.9      $   29.3
       Net cash used in investing activities.................       (23.3)        (52.1)
       Net cash (used in)/provided by financing activities...       (22.3)         34.4
                                                                 --------      --------
                 Total change in cash and cash equivalents (a)   $   20.3      $   11.6
                                                                 ========      ========

----------

(a) Before the effect of exchange rate changes on cash flows.

Operating Activities

    Cash provided by operating activities is a primary source of funds to finance the Company's operating needs and growth opportunities. Effective August 4, 2004, at the Company's request, its revolving credit agreement ("Credit Agreement") was amended to reduce the total commitment under the facility from $150 to $50. In the event of an additional financing need, the Company believes that the Credit Agreement can be amended to increase the total commitment up to $150. The Credit Agreement is available to provide additional liquidity for capital and other specific-purpose expenditures. Net cash provided by operating activities was $65.9 for the nine months ended September 30, 2004, compared with $29.3 for the nine months ended September 30, 2003. Management believes that the Company will continue to generate cash from its operating activities for the foreseeable future supplemented by availability under its Credit Agreement to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

    Working capital and the corresponding current ratio were $202.4 and 2.4:1 and $194.1 and 2.6:1 at September 30, 2004 and December 31, 2003, respectively. The increase in working capital primarily resulted from increases in cash and cash equivalents, inventories and other current assets, offset by increases in accounts payable, accrued liabilities, and accrued taxes on income.

Investing Activities

    For the nine months ended September 30, 2004 and 2003, the Company incurred $25.1 and $23.9, respectively, of capital expenditures to acquire production machinery, to install system upgrades and to continue with its growth and expansion of Company operations in the emerging markets of Latin America, EMEA and Asia Pacific. In addition, during 2004, the Company received proceeds of $1.0 from the sale of its 10% equity interest in Disc Graphics, Inc., a diversified manufacturer and printer of specialty paperboard packaging.

    During the third quarter of 2003, the Company acquired the business and assets of Alkahn, a manufacturer of woven labels, for $25.0.

Financing Activities

    The components of total capital as of September 30, 2004 and December 31, 2003, respectively, are presented below:

                                                                            September 30,       December 31,
                                                                                2004                2003
                                                                             ----------           --------
       Due to banks.......................................................   $      4.9           $    4.3
       Long-term debt.....................................................        163.1              190.3
                                                                             ----------           --------
           Total debt.....................................................        168.0              194.6
       Shareholders' equity...............................................        414.2              377.3
                                                                             ----------           --------
           Total capital..................................................   $    582.2           $  571.9
                                                                             ==========           ========
       Total debt as a percent of total capital...........................         28.9%              34.0%
                                                                             ==========           ========


    Management believes that for the foreseeable future, borrowings available under the Company's Credit Agreement provide sufficient liquidity to supplement the Company's operating cash flow. For the nine months ended September 30, 2004 and 2003, net (repayments)/ borrowings of the Company's outstanding debt were $(26.5) and $36.0, respectively.

    The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company did not repurchase any shares for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, the Company repurchased 469,000 shares for an aggregate price of $5.1, or $10.80 per share. Since the inception of the stock repurchase program, the Company has repurchased 12,293,000 of its shares for an aggregate price of $122.0, or an average of $9.92 per share. The Company immediately retired the repurchased shares. As of September 30, 2004, the Company had $28.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability. The Company believes that funds from future operating cash flows and funds available under its Credit Agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

    The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the nine months ended September 30, 2004 and 2003, the Company received proceeds of $4.2 and $3.5, respectively, from common stock issued under its employee stock option and stock purchase plans.

    In the fourth quarter of 2003, the Company reconsidered its accounting and reporting matters related to its obligations to purchase redeemable common shares under a Stock Repurchase Agreement (the "Repurchase Agreement"), dated July 11, 2001 with its Chairman and Chief Executive Officer ("Chairman"). In accordance with Rule 5-02.28 of Regulation S-X, or Accounting Series Release No. 268, "Redeemable Preferred Stocks," (issued by the Securities and Exchange Commission ("SEC") on July 27, 1979), as interpreted by EITF Topic D-98, "Classification and Measurement of Redeemable Securities," (issued by the Financial Accounting Standards Board on July 19, 2001), securities that are redeemable for cash or other assets must be classified outside of shareholders' equity, if they are redeemable at the option of the holder, as were the redeemable common shares owned by the Chairman. The Company concluded that Rule 5-02.28, as interpreted by EITF Topic D-98, applied to the redeemable common shares because the redemption features were not solely within its control. While Rule 5-02.28 specifically addressed redeemable preferred stocks, EITF Topic D-98 makes it clear that redeemable preferred stock is analogous to other equity instruments, including common shares. Accordingly, the Company determined that the redeemable common shares should have been classified as temporary equity in its financial statements for periods ended after July 11, 2001 until the Repurchase Agreement was terminated on November 17, 2003. However, the Company was unable to have the reclassification adjustments pertaining to its 2001 financial statements audited. Consequently, the Company was unable to include three years of audited financial information in its 2003 Annual Report on Form 10-K as required under Rules 3-01 and 3-02 of Regulation S-X.

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

Financing Arrangement - Credit Agreement

    In September 2002, the Company entered into a three-year, $150 Credit Agreement with a group of five domestic and international banks. Effective August 4, 2004, at the Company's request, the Credit Agreement was amended to reduce the total commitment under the facility from $150 to $50. The Company intends to enter into a new financing arrangement on or prior to the expiration of the Credit Agreement in September 2005, to finance the Company's operating needs and growth opportunities.

    Under the Credit Agreement, the Company pays a facility fee determined by reference to the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The applicable percentage for the facility fee at September 30, 2004 was 0.275%. Borrowings under the Credit Agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (4.75% at September 30, 2004 and 4.00% at December 31, 2003), and are guaranteed by certain domestic subsidiaries of the Company.

    The Credit Agreement, among other things, limits the Company's ability to change the nature of its businesses, incur indebtedness, create liens, sell assets, engage in mergers and make investments in certain subsidiaries. In addition, it contains certain customary events of default, which generally give the banks the right to accelerate payments of outstanding debt. These events include:

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

       Prior to January 1, 2004...................................   3.0 to 1
       From January 1, 2004 to September 30, 2004.................   3.5 to 1
       After September 30, 2004...................................   3.0 to 1

    The Company's minimum allowable fixed charge coverage ratio, as defined, is as follows:

       Prior to October 1, 2003...................................   1.5 to 1
       From October 1, 2003 to September 30, 2004.................   1.25 to 1
       After September 30, 2004...................................   1.5 to 1

    The Credit Agreement defines debt as including all obligations to purchase, redeem, retire or otherwise make any payment in respect of any capital stock. Accordingly, the Company should have reflected in its quarterly debt covenant compliance reports provided to its banks and certain other lending institutions its obligation to purchase common stock from its Chairman under the July 11, 2001 Repurchase Agreement. Since the obligation had been omitted from the Company's compliance reports, the Company was in technical default under the terms of the Credit Agreement. The Company obtained permanent waivers for this technical default from the lenders during the first quarter of 2004. As the Repurchase Agreement was terminated on November 17, 2003, the Company no longer has the obligation to purchase or redeem any of its common stock.

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

    The Company manages a foreign currency hedging program to hedge against fluctuations in foreign currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $29 and $15 for the three months ended September 30, 2004 and 2003, respectively, and $94 and $41 for the nine months ended September 30, 2004 and 2003.

    The following table summarizes as of September 30, 2004, the Company's forward foreign exchange contracts by currency. All of the Company's forward foreign exchange contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments:

                                                                         Contract Amounts (in thousands)
                                                                       ------------------------------------    Fair Value
                                                                           Receive               Pay           (US$ 000's)
                                                                       ----------------    ----------------    -----------
   Contracts to receive US$/pay Euro ("EUR").......................     US$         347     (EUR)      284        $    (5)
   Contract to receive US$/pay British Pounds ("GBP")..............     US$       5,359     (GBP)    2,977        $   (25)
   Contract to receive US$/pay Moroccan Dirham ("MAD").............     US$         136     (MAD)    1,237        $    (3)
   Contracts to receive GBP/pay US$................................    (GBP)         90      US$       160        $     2
   Contracts to receive GBP/pay EUR................................    (GBP)        313     (EUR)      459        $    (5)
   Contract to receive GBP/pay MAD.................................    (GBP)        611     (MAD)    9,917        $   (10)
   Contracts to receive EUR/pay US$................................    (EUR)      1,025      US$     1,248        $    26
   Contract to receive EUR/pay MAD.................................    (EUR)        330     (MAD)    3,640        $    --
   Contract to receive HK$/pay EUR.................................    (HK$)        709     (EUR)       74        $    (1)


    A 10% change in interest rates affecting the Company's floating rate debt instruments would have an immaterial impact on the Company's pre-tax earnings and cash flows over the next fiscal year. Such a move in interest rates would have no effect on the fair value of the Company's floating rate debt instruments.

    The Company sells its products worldwide and a substantial portion of its net sales, cost of sales and operating expenses are denominated in foreign currencies. This exposes the Company to risks associated with changes in foreign currency exchange rates that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers and global apparel manufacturers that have historically paid their balances with the Company.

    There were no significant changes in the Company's exposure to market risk for the three and nine months ended September 30, 2004 and 2003.

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

    Additionally, the Company's forward-looking statements are predicated upon the following assumptions, among others, that are specific to the Company and/or the markets in which it operates:

      o There are no substantial adverse changes in the exchange relationship between the British Pound or the Euro and the US Dollar;
      o Low or negative economic growth, particularly in the US, the UK or Europe, will not occur and affect consumer spending in those countries;
      o There will continue to be adequate supply of the Company's raw materials and components at economic terms;
      o The Company's new Enterprise Resource Planning systems can be successfully integrated into the Company's operations;
      o There are no changes that would require the Company to establish an additional income tax provision for the US and other taxes arising from repatriation of the undistributed earnings of non-US subsidiaries;
      o The Company can continue to expand its manufacturing and distribution capacity in developing markets; and
      o There are no substantial adverse changes in the political climates of developing and other countries in which the Company has operations and countries in which the Company will endeavor to establish operations in concert with its major customers' migrations to lower-production-cost countries.

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


                            PART II OTHER INFORMATION

Item 6:  Exhibits

Exhibit 10.1 Employment Agreement, dated as of October 1, 2004, between Paxar Corporation and Arthur Hershaft.

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



                                      Paxar Corporation
                                      ------------------------------
                                      Registrant



                                      By: /s/ Larry M. Segall
                                      -------------------------------
                                      Vice President and Controller
                                      (Principal Financial Officer)



                                      November 5, 2004
                                      -------------------------------
                                      Date