Form 10-K
period 2004-12-31
PAXAR CORP
filed 2005-03-15
CIK 75681

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2004
                               -----------------

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from  _________ to_________

                         Commission File Number: 1-9493
                                                 ------

                                Paxar Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

                      New York                      13-5670050
                      --------                      ----------
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)      Identification No.)

              105 Corporate Park Drive
              White Plains, New York                   10604
              ---------------------------              -----
                  (Address of principal              (Zip Code)
                   executive offices)

                                914-697-6800
                                ------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
Common Stock, par value $0.10 per share      New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

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

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $691,904,000. On such date, the closing price of the registrant's Common Stock, as quoted on the New York Stock Exchange, was $19.52.

    The registrant had 39,644,756 shares of Common Stock outstanding as of March 15, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant's Annual Meeting of Shareholders scheduled to be held on April 26, 2005, are incorporated by reference into Part II, Item 5, and Part III.

================================================================================

                                     PART I

Item 1:  Business

    Paxar Corporation ("Paxar" or the "Company"), incorporated in New York in 1946, is a global leader in providing innovative merchandising systems for the retail and apparel manufacturing industries. The Company's business includes the design, manufacture and distribution of a wide variety of labels and tags, including labels with bar codes and/or RFID (or radio frequency identification) tags, as well as printers, software control systems and related supplies. Brand development, information services and supply chain management help differentiate the Company as a global leader in retail product identification.

    The Company has core competencies that range from graphic design to coating, laminating, slitting and weaving of garment and other similar labels and tags, design of mechanical and electronic printers, and systems integration. The Company believes that its vertical integration enhances product quality, provides manufacturing economies and helps drive product innovation.

    The Company manufactures finished labels and tags primarily for retailers, brand apparel companies and contract manufacturers. It also manufactures the printers, paper and fabric substrates, and inks for in-plant tag and label printing systems. The Company manufactures electronic bar code and RFID systems and handheld mechanical labelers for use in retail stores and distribution centers, as well as for remote tracking applications. The Company also designs integrated systems for large in-store and warehouse applications, such as inventory control and distribution management. In addition, the Company provides service for its printers at customer locations worldwide and offers a mail-in repair program for its mechanical labelers.

    The Company operates globally, with more than 65% of its sales outside the United States. The Company's operations have been organized into three geographic segments consisting of (1) the operations principally in North America and Latin America ("Americas"); (2) Europe, the Middle East and Africa ("EMEA"); and (3) the Asia Pacific region ("Asia Pacific"). The Company's entire array of products and services is offered for sale across each of those geographic segments. As of December 31, 2004, the Company had 73 manufacturing facilities and sales offices located in 36 countries and employed approximately 9,700 people worldwide. In addition, the Company sells its products through independent distributors in 16 countries in which it does not sell directly to the final customer.

Recent Event

Closure of the Manufacturing Operations in Hillsville, Virginia

    In January 2005, the Company announced the consolidation of its U.S. Woven Label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. Manufacturing operations at its Hillsville, Virginia plant will be moved into the Weston, West Virginia facility. The Company anticipates that the closure of the Hillsville facility will be completed by December 31, 2005.

    The Company estimates that the closure of the Hillsville plant will result in (1) a charge of approximately $1.4 million for severance benefits for the Company's 140 manufacturing employees and 30 customer service and administrative personnel, (2) a charge of approximately $0.4 million for the relocation of machinery and equipment currently located at the Hillsville plant and (3) a charge of approximately $0.5 million for other related costs, which include the costs associated with the manufacturing facility, the termination of the lease thereof and outplacement services for the Hillsville plant's employees. Accordingly, the Company expects that the estimated total cost associated with the closure of the Hillsville plant operation will be approximately $2.3 million. Of the estimated total cost, the Company estimates that the closure of the Hillsville plant will result in approximately $1.9 million of cash expenditures.

Products and Services

1.   Apparel Identification Products

        The Company manufactures woven, printed and heat transfer labels in its facilities around the world. Labels are attached to garments early in the manufacturing process. They provide brand, size, country of origin, care and content information for consumers and tracking information for retailers. Multi-color woven labels are produced on jacquard broad looms and needle looms. Printed labels are produced on coated fabrics and narrow woven-edge fabrics made by the Company. The Company uses proprietary processes it has developed to coat, weave, dye, finish and print the printed labels that it manufactures. Heat transfer labels are produced using the technology that combines specially formulated inks and adhesives in a process involving heat, pressure and dwell time. Paxar has developed many innovative specialty labels. Some incorporate security features to protect in-store merchandise from theft and to protect branded apparel from counterfeiters, while others meet industrial needs, such as those that remain legible on uniforms through repeated industrial washings.

        The Company also prints tags for retailers and apparel manufacturers. The tags can be either plain black and white tags with human-readable information (letters and numbers) and a bar code or multi-color graphic tags with promotional information as well as price and other variable information. In these latter situations, Paxar generally preprints the multi-color tag and then puts the tag through a second print process to apply variable information, which generally includes a bar code. This two-step process allows for just-in-time delivery of large volumes of tags once the customer conveys the variable information (e.g., price, department, etc.). In addition, the Company provides these tags on specialty substrates such as plastic, translucent film and metals.

        The Company operates service bureaus around the world to provide customers with rapid delivery of labels and tags, often in fewer than 48 hours.

        Generally, manufacturers use the Company's apparel systems to print, cut and batch large volumes of labels and tags in their own facilities. Such systems are also capable of printing variable information on various fabric and paper substrates. They may also contain bar codes. The Company has developed systems to print permanent bar code labels on fabric using specialty stocks and inks. Permanent bar codes provide the manufacturers with information regarding the date and place of production.

        Paxar produces all the components of its apparel systems, including printers, fabrics, inks and printing accessories such as label cutters and stackers. The sale of a system usually results in ongoing sales of inks, fabrics, services and replacement parts to the customer.

        Paxar's Web-based information services give marketers and retailers of branded and private label apparel and the contractors who actually manufacture the items the capability to exchange order and shipping information quickly and easily over the Internet. This feature gives contractors the ability to download customer specifications for each label to be printed from a password-protected site and to print that information in their facilities on Paxar label stock.

        Manufacturers attach the labels and tags to completed garments to provide brand and other promotional information to support point-of-sale merchandising.

        The Company has the following capabilities and resources that it believes set it apart from its competitors, and it constantly strives to strengthen them:

          o Paxar's extensive creative design services that are an important value-added component of its relationship with its customers;

          o Paxar's global presence enables "source tagging" of garments by the manufacturer wherever the garments are produced;

          o Paxar's ability to provide electronic global information services ensures data integrity; and

          o Paxar's state-of-the-art presses and other equipment enables "just-in-time-delivery" of tags meeting customer specifications.

2.   Bar Code ("BC") and Pricing Solutions ("PS") (collectively, "BCPS")

        The Company manufactures and markets thermal transfer and thermal direct printers, which produce high quality images on a wide variety of papers and other materials. The printers are linked electronically (often by radio frequency) with the customer's remote data input and data collection equipment. In this way, the printers can scan and "read" bar codes and/or RFID tags on a given item, download the variable data for the specific label to be printed, and then encode the RFID tags and/or print the bar code and human readable data and, in some cases, apply the label directly to the item.

        The Company's printers are available in handheld, portable and tabletop models and are supported with a wide range of accessories, supplies and services.

        BC's customers are primarily in the retail industry, particularly mass merchandisers, large retail stores, distribution centers and consumer goods manufacturers. Bar coding is essential to the optimization of integrated supply chain management solutions. In addition, bar code labels are used for price and inventory marking in stores and to pre-mark items in distribution centers.

        In the rapidly emerging field of RFID, the Company introduced a tabletop printer/encoder specifically designed to write to RFID chips embedded in thermal direct or thermal transfer bar code labels. This model tests the chip, writes to the chip, verifies that the information is correct, and prints human-readable information and bar code data.

        In addition, the Company has invested in manufacturing equipment in its Miamisburg, Ohio plant allowing it to purchase rolls of RFID transponders from any of several vendors, cut those transponders into individual tags and insert the tags into finished "smart labels" at high speeds. Produced in a strict electrostatic discharge controlled environment with stringent processes and high quality components, every RFID tag is "twice tested," once before insertion into the label, and again when the label is completed to verify data encoding performance; thus, the Company believes that its RFID tags are highly reliable.

        The Company believes that RFID technology, with its capability to transmit product serial numbers or other encoded information wirelessly to a scanner without the need for human intervention, is creating new opportunities for retailers, suppliers and manufacturers to improve warehouse/distribution control, supply chain management and logistics tracking. The Company plans to continue to develop innovative RFID-enabled products as RFID becomes integral to the way retailers, suppliers and manufacturers do business.

        The Company's handheld mechanical labelers print human-readable information for retail store and distribution center price and inventory marking, as well as promotional item marking. Additionally, the Company's PS products are used for food freshness dating and for component identification in the automotive, healthcare and other industries. In addition to manufacturing the labelers, the Company produces the adhesive labels used in the labelers and supports the complete system with a service team.

Sales by Product

    The following table presents sales (in millions) by product:

                                                          2004                  2003                   2002
                                                  ------------------    ------------------      ----------------
   Apparel Identification Products.............   $  566.2     70.4%     $  482.5    67.8%      $  438.8    65.7%
   Bar Code and Pricing Solutions..............      238.2     29.6         229.5    32.2          229.0    34.3
                                                  --------  -------      -------- -------       -------- -------
        Total...................................  $  804.4    100.0%     $  712.0   100.0%      $  667.8   100.0%
                                                  ========  =======      ======== =======       ======== =======

Customers

    Most of the Company's customers are retailers, branded apparel companies or contract manufacturers. Many retailers use Paxar products and services in their in-store locations or in their distribution centers. The most frequently used applications include: item and shelf labeling for product identification, branding, pricing and merchandising, and carton and pallet labeling to facilitate the efficient movement of goods from suppliers to consumers. These retailers also typically qualify and specify Paxar as an approved supplier of labels and tags to contractors that manufacture private label and branded apparel or other products. Manufacturers of branded products will do the same if they outsource their production. Usually, Paxar competes with other qualified suppliers for the contractors' business; therefore, reliability and service are critically important.

    No one customer accounted for more than 10% of the Company's revenues or accounts receivable in 2004, 2003 or 2002.

Competition

    The Company continues to be a market leader in developing and providing innovative products and solutions that add significant value for its customers both in brand building and information services. In addition, while the Company strives to maintain its lowest-cost-producer profile, it is also fully committed to providing its customers with products that are supported with exceptional service and quality.

    Increasingly, global capabilities are of critical importance. On a global product basis, the Company believes that it is a market leader in fabric labels, apparel systems and PS products and services for apparel manufacturers and retailers and that it is among the largest suppliers of graphic tags for apparel and tickets, tags, labels and thermal printers for bar code applications in the retail supply chain. The Company competes, domestically and internationally, with a number of small and medium-sized companies in addition to four larger companies. The larger competitors are: Avery Dennison Corporation in apparel labels and tags; Zebra Technologies Corporation in BC printers; R.R. Donnelley & Sons Co. in BC labels; and Checkpoint Systems, Inc. in PS products.

Sales and Marketing

    Most of the Company's sales are derived from salespeople employed by the Company who call directly upon its customers. Non-exclusive manufacturers' representatives, international and export distributors, and commission agents account for a less significant portion of total sales. Paxar has 245 sales people in Americas; 171 sales people in EMEA; and 72 sales people in Asia Pacific.

    Generally, the Company's salespeople are compensated on the basis of salary plus a bonus. Non-exclusive manufacturers' representatives sell the Company's products on a commission basis.

    The Company promotes its products and services through its Web site, direct mail campaigns, publication of catalogs and brochures, participation in trade shows, telemarketing and advertising, principally in trade journals. In addition, the Company markets its PS products through office-supply retailers and by a catalog, which provides a cost-effective way for the Company to reach smaller retailers.

Seasonality

    The Company's business does not exhibit significant seasonality.

Sources and Availability of Raw Materials

    The Company purchases fabrics, inks, chemicals, polyester film, plastic resins, electronic components, adhesive-backed papers, yarns and other raw materials from major suppliers around the world. The Company believes that its raw materials are in good supply to meet its reasonably foreseeable production requirements and are available from multiple sources. Nonetheless, shortages of raw materials could arise in the future, which could adversely impact the Company's ability to timely deliver its products and its customer relations.

    Additionally, the Company's raw materials principally derived from petroleum are subject to price fluctuations based on changes in petroleum prices, availability and other factors. The Company purchases these materials from a number of suppliers. Significant increases in prices for these materials could adversely affect the Company's earnings if selling prices for its finished products are not adjusted or if adjustments significantly trail the increases in prices for these materials.

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

Backlog

    The Company's total backlog of orders was approximately $66 million and $57 million at December 31, 2004 and 2003, respectively. Backlog is not a reliable indicator of future sales activity because more than 80 percent of annual sales consist of orders that the Company typically fills within one month of receipt. The balance of the orders is for products that are ordered to individual customer specifications for delivery within two to three months.

Research and Development

    The Company believes that continuous product innovation helps it to compete effectively in its markets. Through its research and product development investments, the Company continues to introduce new products to serve the needs of its customers. The Company's research and development expenses were approximately $7 million, $7 million and $8 million in 2004, 2003 and 2002, respectively. The Company had 78 research and development personnel as of December 31, 2004.

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

Executive Officers of the Registrant

    The following presents  information  regarding the executive officers of the
Company:

       Arthur Hershaft, 67, Chairman of the Board of Directors, President and Chief Executive Officer since May 2003. He had been Chairman of the Board of Directors since 1986 and Chief Executive Officer from 1980 through August 2001.

       Paul Chu, 51, President, Asia Pacific since February 2002 and Managing Director of Asia Pacific since November 1996.

       John P. Jordan, 59, Vice President and Treasurer since August 1998.

       George K. Hoffman, 53, President, Americas Apparel Group since March 2003 and Vice President and General Manager of the Printed Label business for North America since October 2002. Prior to that time, he was Chief Executive Officer of eRevenue, Inc. since July 1999.

       James L. Martin, 58, President, Bar Code Pricing Solutions Group since January 2004, President, Bar Code and Pricing Solutions since March 2003, Vice President and General Manager of the Bar Code business since February 2003, Global Business Manager of the Pricing Solutions business since January 2002 and Vice President and General Manager of the Pricing Solutions business since April 1996.

       Larry M. Segall, 50, Vice President and Controller since November 2001. Prior to that time, he was Senior Vice President-Finance and Administration of Vitamin Shoppe Industries, Inc. from October 1997 until joining the Company.

       Robert S. Stone, 67, Vice President, General Counsel and Secretary since September 1999.

       James Wrigley, 51, President, EMEA since November 2002 and President, Europe since June 1999.

    Each of the foregoing executive officers, except for Mr. Hershaft, serves at the pleasure of the Board of Directors. Mr. Hershaft is employed under an employment agreement that expires on December 31, 2006.

Employees

    The Company had approximately 9,700 employees worldwide as of December 31, 2004. Approximately 150 production employees of the Company in three locations in the U.S. are covered by four different union contracts, which expire at various times from January 2006 to November 2007. The Company has not had any material labor disputes and believes that it has good employee relations.

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

    In addition, Paxar will provide, upon written request and without charge, paper or electronic copies of its reports and other filings made with the SEC. Requests for such filings should be directed to Investor Relations, Paxar Corporation, 105 Corporate Park Drive, White Plains, NY 10604.

Cautionary Statement Pursuant to "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

    Except for historical information, the Company's reports to the SEC on Form 10-K, Form 10-Q and Form 8-K and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" concerning the Company's objectives and expectations with respect to gross profit, expenses, operating performance, capital expenditures and cash flows. The Company's success in achieving its objectives and expectations is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. Among others, the risks and uncertainties include:

     o Worldwide economic and other business conditions that could affect demand for the Company's products in the U.S. or international markets;
     o Rate of migration of garment manufacturing industry moving from the U.S. and Western Europe;
     o    The mix of products sold and the profit margins thereon;
     o    Order cancellation or a reduction in orders from customers;
     o    Competitive product offerings and pricing actions;
     o    The availability and pricing of key raw materials;
     o    The level of manufacturing productivity; and
     o    Dependence on key members of management.

    Additionally, the Company's forward-looking statements are predicated upon the following assumptions, among others, that are specific to the Company and/or the markets in which it operates:

     o There are no substantial adverse changes in the exchange relationship between the British pound or the euro and the U.S. dollar;
     o Low or negative economic growth, particularly in the U.S., the U.K. or the countries in Western Europe, will not occur and affect consumer spending in those countries;
     o There will continue to be adequate supply of the Company's raw materials to meet the needs of its businesses;
     o There are no substantial adverse changes in the availability and pricing of the Company's petroleum-derived raw materials;
     o The Company's Enterprise Resource Planning systems can be successfully integrated into the Company's operations;
     o There are no adverse changes in U.S. and foreign tax laws and accounting principles generally accepted in the U.S. that would require the Company to establish an additional income tax provision for the U.S. and other taxes arising from repatriation of the undistributed earnings of non-U.S. subsidiaries;
     o The Company can continue to expand its manufacturing and distribution capacity in developing markets; and
     o There are no substantial adverse changes in the political climates of developing and other countries in which the Company has operations and countries in which the Company will endeavor to establish operations in concert with its major customers' migrations to lower-production-cost countries.

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

Item 2:  Properties

    The Company uses the following principal facilities in its operations:

                                                 Square    Owned/        Lease
                  Location                      Footage    Leased      Expiration                Used For
       -----------------------------------      -------    ------      ----------   --------------------------------
       Thief River Falls, Minnesota.......       23,200     Leased         2011     Administrative and manufacturing
       Lenoir, North Carolina.............      117,000      Owned                  Administrative and manufacturing
       Lenoir, North Carolina.............       48,000     Leased         2009     Manufacturing and warehousing
       Lenoir, North Carolina.............       10,000     Leased        Monthly   Manufacturing
       Lenoir, North Carolina.............       10,000     Leased         2005     Warehousing
       Fair Lawn, New Jersey..............       20,221     Leased         2011     Administrative
       Orangeburg, New York...............       60,000      Owned                  Administrative and manufacturing
       White Plains, New York.............       29,538     Leased         2011     Administrative
       Huber Heights, Ohio................      104,000      Owned                  Administrative and manufacturing
       Miamisburg, Ohio...................      350,170      Owned                  Administrative and manufacturing
       Sayre, Pennsylvania................       66,000      Owned                  Administrative and manufacturing
       Sayre, Pennsylvania................       36,000     Leased         2011     Administrative and manufacturing
       Rock Hill, South Carolina..........       56,000      Owned                  Administrative and manufacturing
       Hillsville, Virginia...............       46,630     Leased         2006     Manufacturing
       Hillsville, Virginia...............       33,108      Owned                  Manufacturing
       Weston, West Virginia..............       89,000      Owned                  Administrative and manufacturing
       Ontario, Canada....................       37,169     Leased         2008     Administrative and warehousing
       Antioquia, Colombia................       26,000     Leased         2005     Administrative and manufacturing
       Cortes, Honduras...................       44,595     Leased         2008     Administrative and manufacturing
       Lerma, Mexico......................       37,652     Leased         2005     Administrative and manufacturing
       Mexico City, Mexico................       42,635      Owned                  Administrative and manufacturing
       Sydney, Australia..................       17,248      Owned                  Administrative and manufacturing



                                                 Square    Owned/        Lease
                  Location                      Footage    Leased      Expiration                Used For
       -----------------------------------      -------    ------      ----------   --------------------------------
       Dhaka, Bangladesh..................       66,694     Leased         2032     Administrative and manufacturing
       Panyu City, China..................       57,163      Owned                  Administrative
       Panyu City, China..................      205,429     Leased         2005     Administrative and manufacturing
       Panyu City, China..................      198,526     Leased         2012     Manufacturing
       Panyu City, China..................      177,102     Leased         2013     Manufacturing
       San Po Kong, China.................       15,862     Leased         2006     Administrative
       San Po Kong, China.................       35,838     Leased         2007     Administrative and warehousing
       Shanghai, China....................       23,844     Leased         2014     Manufacturing
       Hong Kong..........................      110,102     Leased         2005     Administrative and manufacturing
       Hong Kong..........................      160,265     Leased         2006     Administrative and manufacturing
       Indonesia..........................       15,885     Leased         2007     Administrative and manufacturing
       South Korea........................       10,800     Leased         2005     Administrative and warehousing
       Malaysia...........................       12,000     Leased         2005     Administrative and manufacturing
       Singapore..........................       19,000     Leased         2005     Administrative and manufacturing
       Malwana, Sri Lanka.................      130,680     Leased         2047     Administrative and manufacturing
       Binh Duong, Vietnam................       10,463     Leased         2006     Administrative and manufacturing
       Harlow, England....................       62,500     Leased         2013     Administrative and manufacturing
       Nottingham, England................       28,606      Owned                  Administrative and manufacturing
       Runcorn, England...................       37,237     Leased         2005     Administrative and manufacturing
       Runcorn, England...................       59,864     Leased         2011     Administrative and manufacturing
       Fontenay Sous Bois, France.........       40,838     Leased         2012     Administrative and warehousing
       Lohne, Germany.....................       17,004     Leased         2012     Administrative and warehousing
       Sprockhovel, Germany...............       12,917      Owned                  Administrative and manufacturing
       Sprockhovel, Germany...............       66,737     Leased         2006     Administrative and manufacturing
       Sprockhovel, Germany...............       38,750     Leased         2007     Warehousing
       Ancarano, Italy....................      133,680      Owned                  Administrative and manufacturing
       Carpi, Italy.......................       16,684     Leased         2009     Administrative and manufacturing
       Casablanca, Morocco................       29,064     Leased         2008     Administrative and manufacturing
       Gaupne, Norway.....................       37,458      Owned                  Administrative and manufacturing
       Bucharest, Romania.................       25,834     Leased         2006     Administrative and manufacturing
       Barcelona, Spain...................       16,146     Leased         2006     Administrative and warehousing
       Istanbul, Turkey...................       45,210     Leased         2006     Administrative and warehousing
       Saray, Turkey......................       48,439      Owned                  Administrative and manufacturing

    In addition to the above facilities, the Company has other facilities and sales offices located throughout the world.

    The Company believes that its facilities are adequate to maintain its existing business activities.

Item 3:  Legal Proceedings

    The Company is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, there are no legal proceedings that will have a material adverse impact on the Company's results of operations or financial condition.

Item 4:  Submission of Matters to a Vote of Security Holders

    None.

                                     PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock is traded on the New York Stock Exchange using the symbol "PXR." The following table sets forth the 2004 and 2003 high and low sales prices of the Company's common stock as reported on the New York Stock Exchange for the periods indicated.

                                                          Sales Prices
                                                      -------------------
                                                        High       Low
                                                      --------   --------
           Calendar Year 2004
              First Quarter.......................    $  15.34   $ 12.90
              Second Quarter......................       19.53     14.55
              Third Quarter.......................       23.09     17.81
              Fourth Quarter......................       24.19     20.80
           Calendar Year 2003
              First Quarter.......................    $  15.35   $  9.80
              Second Quarter......................       12.15      9.30
              Third Quarter.......................       14.33     10.90
              Fourth Quarter......................       13.90     11.46


    As of March 8, 2005, there were approximately 1,400 record holders of the Company's common stock.

    The Company has never paid any cash dividends on its common stock and does not plan to pay cash dividends on its common stock in the near term.

    Information  regarding the Company's equity  compensation  plans,  including
both  stockholder   approved  plans  and  non-stockholder   approved  plans,  is
incorporated herein by reference to Item 12 of this Annual Report on Form 10-K.

Item 6:  Selected Financial Data

    The following selected consolidated financial data as of and for the five-year period ended December 31, 2004, has been derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2004, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

    All amounts are stated in millions, except per share data.

                                                                          2004       2003     2002 (d)    2001 (d)     2000
                                                                         -------    -------  ---------    --------    ------
   OPERATING RESULTS
   Sales (a)......................................................       $804.4     $712.0   $  667.8      $610.6     $645.4
   Operating income (b)...........................................         72.5       31.5       60.5        32.6       60.4
   Net income (c).................................................         47.4       14.6       40.3        18.8       77.5
   Basic earnings per share (c)...................................         1.20       0.37       1.02        0.45       1.74
   Diluted earnings per share (c).................................         1.17       0.37       1.00        0.44       1.73
   FINANCIAL CONDITION
   Total assets...................................................       $773.7     $714.9     $639.6      $583.8     $603.4
   Total debt.....................................................        167.0      194.6      166.7       166.4      166.8
   Common stock subject to redemption (d).........................           --         --       37.6        46.6         --
   Shareholders' equity (d).......................................        440.6      377.3      300.0       239.5      303.3
   Total debt as a percent of total capital.......................         27.5%      34.0%      33.1%       36.8%      35.5%
----------


(a) Includes $13.8 sales by International Imaging Materials, Inc. ("IIMAK") in 2000.
(b) Includes the integration/restructuring and other costs of $20.4, $13.3 and $1.9 in 2003, 2001 and 2000, respectively; $7.3 of post-employment benefit costs pertaining to the one-time, prior period service costs in 2001; $2.5 due to the purchase accounting impact of recording inventories of Bornemann & Bick at fair value in 2000; amortization of goodwill of $6.0 and $5.7 in 2001 and 2000, respectively; and $2.1 of IIMAK's operating income in 2000.
(c) Includes the effect of items cited in note (b) and $50.3 ($40.3 after taxes) of gain on sale of IIMAK in 2000.
(d) Reflects certain restatement for 2002 and 2001. (See Note 2 of the Notes to the Consolidated Financial Statements.)

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

    All references to years relate to fiscal years ended on December 31, and all amounts in the following discussion are stated in millions, except employee, share and per share data.

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

Sales Returns and Allowances

    Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the years ended December 31, 2004, 2003 and 2002, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

    Management makes judgments, based on established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable, and establishes an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes customer specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $132.5, net of allowances of $12.3, at December 31, 2004, and $127.0, net of allowances of $10.0, at December 31, 2003.

Inventories

    Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $11.7 and $14.3 as of December 31, 2004 and 2003, respectively. The value of all other inventories determined using the first-in, first-out method was $89.6 and $79.8 as of December 31, 2004 and 2003, respectively.

    On an ongoing basis, the Company evaluates the composition of its inventories and the adequacy of its allowance for slow-turning and obsolete products. Market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company's products, and current sales activities for this type of inventory.

Goodwill

    The Company evaluates goodwill for impairment annually, using a fair value approach, at the reporting unit level. In addition, the Company evaluates goodwill for impairment if a significant event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding its fair value. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value. The Company assesses the existence of impairment by comparing the implied fair values of its reporting units with their respective carrying amounts, including goodwill. During the fourth quarter of 2004, the Company completed its annual goodwill impairment assessment, and based on the results, the Company determined that no impairment of goodwill existed at October 31, 2004, and there have been no indicators of impairment since that date. A subsequent determination that this goodwill is impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

Impairment of Long-Lived Assets

    The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. Except for certain write-offs of fixed assets that the Company recognized in connection with its restructuring and related initiatives in 2003, there were no significant impairment losses related to long-lived assets in the past three years.

Accounting for Income Taxes

    As part of the process of preparing the consolidated financial statements, management is required to estimate the income taxes in each jurisdiction in which the Company operates. This process involves estimating the actual current tax liabilities, together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that management believes that recovery is not more than likely, the Company must establish a valuation allowance. If a valuation allowance is established or increased during any period, the Company must include this amount as an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recognized against net deferred assets. The valuation allowance is based on management's estimates of the taxable income in the jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable.

    Deferred taxes are not provided on the portion of undistributed earnings of non-U.S. subsidiaries, which is considered to be permanently reinvested. In the event that management changes its consideration on permanently reinvesting the undistributed earnings of its non-U.S. subsidiaries, circumstances change in future periods, or there is a change in accounting principles generally accepted in the United States, the Company may need to establish an additional income tax provision for the U.S. and other taxes arising from repatriation, which could materially impact its results of operations.

    On October 22, 2004, the President of United States signed into law the American Jobs Creation Act of 2004 (the "Act"). The Act provides, among other things, a special one-time dividends received deduction for certain earnings from outside the U.S. that are repatriated (as defined in the Act) on or before December 31, 2005. Currently, the Company is evaluating the effects of the Act and has not yet determined whether the Company will take advantage of the earnings repatriation provision of the Act. The Company estimates that the range of possible amounts of undistributed foreign earnings that may be repatriated to be $0 to $235. The related potential range of income tax effects of such repatriation under the earnings repatriation provision of the Act is estimated to be $0 to $7.

RESULTS OF OPERATIONS

Overview

    In order to better serve a customer base consisting predominantly of retailers, branded apparel companies and contract manufacturer, the Company has organized its operations into three geographic segments consisting of the following:

        (1) The Company's operations principally in North America and Latin America ("Americas");
        (2) Europe, the Middle East and Africa ("EMEA"); and
        (3) The Asia Pacific region ("Asia Pacific")

    The Company's results of operations for 2004, 2003 and 2002, in dollars and as a percent of sales, are presented below:

                                                                2004                    2003                  2002
                                                          ----------------       ----------------      ----------------
   Sales.............................................    $  804.4    100.0%      $  712.0   100.0%     $  667.8   100.0%
   Cost of sales.....................................       492.7     61.3          444.9    62.5         410.7    61.5
                                                         --------  -------       -------- -------      -------- -------
       Gross profit..................................       311.7     38.7          267.1    37.5         257.1    38.5
   Selling, general and administrative expenses......       239.2     29.7          215.2    30.2         196.6    29.4
   Integration/restructuring and other costs.........         --       --            20.4     2.9           --      --
                                                         --------  -------       -------- -------      -------- -------
       Operating income..............................        72.5      9.0           31.5     4.4          60.5     9.1
   Interest expense, net.............................        10.7      1.3           11.3     1.6          10.9     1.7
                                                         --------  -------       -------- -------      -------- -------
       Income before taxes...........................        61.8      7.7           20.2     2.8          49.6     7.4
   Taxes on income...................................        14.4      1.8            5.6     0.7           9.3     1.4
                                                         --------  -------       -------- -------      -------- -------
       Net income....................................    $   47.4      5.9%      $   14.6     2.1%     $   40.3     6.0%
                                                         ========  =======       ======== =======      ======== =======

    The Company exceeded its goals and posted better-than-expected results of operations in 2004. For the year ended December 31, 2004, the Company's sales increased $92.4, or 13.0%, to $804.4 in 2004, compared with $712.0 in 2003. Of the total increase, $50.5 was attributable to organic sales growth, which excludes acquisitions and the impact of changes in foreign exchange rates. These comparable year-over-year results reflect the combination of an improved global economic environment, notably in the retail and apparel manufacturing industries, which resulted in increased customer demand across the entire range of the Company's products, strong growth in the Company's core Asia Pacific operations and increased penetration of the Company's operations in the emerging markets of Latin America, EMEA and Asia Pacific. In addition, $22.3 of the increase was attributable to the September 2003 acquisition of Alkahn Labels, Inc. ("Alkahn") and $19.6 of the increase was attributable to the benefits derived from the continued weakness in the U.S. dollar against the Canadian dollar, euro, British pound, Australian dollar and certain other foreign currencies.

    In 2003, the Company's sales increased $44.2, or 6.6%, to $712.0 from $667.8 in 2002. The sales increase was primarily attributable to the favorable impact of changes in foreign exchange rates of $26.6 and the impact of acquisitions of $17.5.

    Management believes that the Company was able to deliver sales growth over the prior year periods through a more concentrated emphasis on maintaining and executing as a unified global operating company, maintaining balance and diversification throughout its markets, seeking leadership in niche markets and a continued focus on providing its customers with value-added products and solutions, outstanding service, consistent quality and on-time deliveries. In addition, with the September 2003 Alkahn acquisition, the Company continued to successfully execute on its longstanding strategy of striving for long-term sustainable growth through acquisitions. Management believes that the Company's investments in new product development, upgraded manufacturing equipment, new technology, innovative programs and sales and marketing initiatives have positioned the Company to continue to compete successfully.

    Operating income was $72.5 in 2004, compared with $31.5 in 2003 and $60.5 in 2002. As a percent of sales, operating income was 9.0% in 2004, compared with 4.4% in 2003 and 9.1% in 2002. The operating results for 2003 included the integration/restructuring and other costs of $20.4.

Sales

    The following table presents sales by geographic operating segment:

                                              2004                   2003                   2002
                                       ------------------     ------------------     -----------------
  Americas........................     $  355.2     44.2%     $  332.1     46.7%     $  338.0     50.7%
  EMEA............................        219.9     27.3         199.5     28.0         176.6     26.4
  Asia Pacific....................        229.3     28.5         180.4     25.3         153.2     22.9
                                       --------  -------      --------  -------      --------  -------
    Total.........................     $  804.4    100.0%     $  712.0    100.0%     $  667.8    100.0%
                                       ========  =======      ========  =======      ========  =======

    Americas' sales include sales delivered through the Company's operations principally in North America and Latin America. Sales increased $23.1, or 7.0%, to $355.2 in 2004, compared with $332.1 in 2003. The increase was attributable to organic sales growth of $7.9, the impact of the Alkahn acquisition of $13.5 and the favorable impact of changes in foreign exchange rates of $1.7. Management notes that organic sales gains in apparel identification products were largely driven by the Company's operations in Latin America and to a lesser degree by an improved economic environment in the U.S. The economic improvement also benefited sales of bar code and pricing solutions products. Additionally, many of the Company's customers continued to move their production outside the U.S. where they have realized labor cost and operating performance efficiencies. This has resulted in a shift in sales mix primarily to Latin America and the Asia Pacific region. In 2003, sales decreased $5.9, or 1.7%, to $332.1, compared with $338.0 in 2002. The decrease was attributable to the challenging economic and retail conditions and the sales migration trend, which strengthened significantly in 2003, offset by the favorable impact of changes in foreign exchange rates and the impact of acquisitions.

    EMEA's sales, which include sales delivered through the Company's operations in 12 European countries, the Middle East and Africa, increased $20.4, or 10.2%, to $219.9 in 2004, compared with $199.5 in 2003. The increase was attributable to organic sales growth of $2.5 and the favorable impact of changes in foreign exchange rates of $17.9. Management notes that despite the continued sales migration to Asia Pacific experienced by EMEA in 2004, the Company's operations in Germany, Italy, Belgium and Turkey posted solid volume gains. In addition, the Company's recently established operations in Romania, Morocco, Mauritius, Portugal and United Arab Emirates contributed to EMEA's sales growth. In 2003, sales increased $22.9, or 13.0%, to $199.5, compared with $176.6 in 2002. The increase was attributable to the favorable impact of changes in foreign exchange rates of $24.1 and the impact of an acquisition of $3.3, offset by $4.5 decline in organic sales.

    Asia Pacific consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, South Korea, Bangladesh, Indonesia, Malaysia, Vietnam and India. Sales increased $48.9, or 27.1%, to $229.3 in 2004, compared with $180.4 in 2003. The increase was attributable to organic sales growth of $40.1 and the impact of the Alkahn acquisition of $8.8. The Company's operations in this region have significantly benefited from the steady and continued migration of many of the Company's customers who have moved their production outside the U.S. and Western Europe to minimize labor costs and maximize operating performance efficiencies. In addition, the Company believes that sales increases in Asia Pacific have resulted from strong gains in market share. In 2003, sales increased $27.2, or 17.8%, to $180.4, compared with $153.2 in 2002. The increase was attributable to organic sales growth of $22.7 and the impact of the Alkahn acquisition of $4.5.

Gross Profit

    Gross profit, as a percent of sales, was 38.7% in 2004, compared with 37.5% in 2003 and 38.5% in 2002. The higher gross margin was directly attributable to the Company's continuing efforts to reduce manufacturing costs and improve operating efficiencies in existing facilities. In addition, the Company's consolidation of certain of its productions sites in the U.S. and the U.K. in 2003, benefited gross margin by improving capacity utilization and operating efficiency throughout 2004. Management's ongoing strategy includes implementing process improvements to reduce costs in all of its manufacturing facilities, re-deploying assets to manage production capacity and expanding production in new and emerging markets to minimize labor costs and maximize operating performance efficiencies.

Selling, General and Administrative ("SG&A") Expenses

    SG&A expenses were $239.2 in 2004, compared with $215.2 in 2003 and $196.6 in 2002. As a percent of sales, SG&A expenses were 29.7% in 2004, compared with 30.2% in 2003 and 29.4% in 2002. The increases in spending were primarily attributable to (i) sales and growth-related expenses, including expenditures made in connection with the development and innovation of solutions for RFID (or radio frequency identification) supply-chain applications; (ii) incremental costs incurred as a result of regulatory requirements under the Sarbanes-Oxley Act of 2002; (iii) the negative impact of changes in foreign exchange rates; and
(iv) the acquisition of Alkahn. These were partially offset by the benefits captured through continued fixed cost containment efforts and a series of cost reduction initiatives in 2003, which produced savings in 2004.

Integration/Restructuring and Other Costs

    The Company did not incur any integration/restructuring charges in 2004.

    In 2003, the Company recognized a pre-tax charge of $20.4 in connection with the consolidation of certain operations, headcount reductions, a severance payment to the Company's former Chief Executive Officer, and a write-off of an Enterprise Resource Planning system and certain other fixed assets no longer in use.

Operating Income

    Operating income was $72.5 in 2004, compared with $31.5 in 2003 and $60.5 in 2002. As a percent of sales, operating income was 9.0% in 2004, compared with 4.4% in 2003 and 9.1% in 2002. The operating results for 2003 included the integration/restructuring and other costs of $20.4.

    On  a  reportable  segment  basis,   exclusive  of  corporate  expenses  and
amortization of other intangible, operating income, as a percent of sales, was as follows:

                                                   2004        2003       2002
                                                 -------     -------     ------
  Americas...................................      11.6%        4.8%        9.7%
  EMEA.......................................       7.9         0.2         8.8
  Asia Pacific...............................      16.8        18.8        19.6

    The decreases in Asia Pacific's operating income, as a percent of sales, in 2004, compared with 2003 and 2002, primarily resulted from increased charge-backs of certain global program development costs and other fees incurred by Americas and EMEA, on behalf of the Asia Pacific region.

    In addition, Americas, EMEA, and Asia Pacific included the integration/ restructuring and other costs, as a percent of sales, of 2.8%, 4.7% and 0.1%, respectively, in 2003.

Interest Expense, Net

    Interest expense, net of interest income on invested cash, was $10.7 in 2004, compared with $11.3 in 2003 and $10.9 in 2002. The decrease was primarily attributable to higher interest income on invested cash and lower average borrowings under the Company's revolving credit facility.

Taxes on Income

    The effective income tax rate was 23.3% in 2004, compared with 27.8% in 2003 and 18.8% in 2002. The rate will change year to year based on factors such as the geographic mix of pre-tax income, the timing and amounts of foreign dividends, and state and local taxes. In 2004 and 2003, a shift in income from Asia Pacific to the U.S. and certain of EMEA operations as a result of the increased charge-backs of certain global program development costs and other fees increased the effective tax rates, as higher tax rates were applied on the income from the U.S. and certain of EMEA operations. In addition, the effective tax rate for 2003 was further increased as a result of losses generated by the Company's U.K. operations (which included $7.9 of integration/restructuring and other costs) for which no tax benefits were provided. The tax rate increases in 2004 and 2003 were somewhat offset by reversal of accruals no longer needed. (See Note 10 of the Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

    The table below presents summary cash flow information for the years indicated:

                                                                     2004          2003           2002
                                                                   --------      --------       --------
   Net cash provided by operating activities...................... $   85.5      $   35.6       $   62.7
   Net cash used in investing activities..........................    (36.5)        (60.0)         (47.9)
   Net cash (used in)/provided by financing activities............    (23.3)         26.8           (1.6)
                                                                   --------      --------       --------

        Total change in cash and cash equivalents (a)............. $   25.7      $    2.4       $   13.2
                                                                   ========      ========       ========

(a) Before the effect of exchange rate changes on cash flows.

Operating Activities

    Cash provided by operating activities is the Company's primary source of funds to finance operating needs and growth opportunities. Effective August 4, 2004, at the Company's request, its revolving credit agreement ("Credit Agreement") was amended to reduce the total commitment under the facility from $150 to $50. In the event of an additional financing need, the Company believes that the Credit Agreement can be amended to increase the total commitment up to $150. The Credit Agreement is available to provide additional liquidity for capital and other specific-purpose expenditures. Net cash provided by operating activities was $85.5, $35.6 and $62.7 in 2004, 2003 and 2002, respectively. Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future supplemented by availability under the Credit Agreement to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

    Working capital and the corresponding current ratio were $227.2 and 2.7:1 and $194.1 and 2.6:1 at December 31, 2004 and 2003, respectively. The increase in working capital in 2004 compared with 2003 primarily resulted from increases in cash and cash equivalents, accounts receivable, inventories, deferred income taxes and other current assets, and decreases in accrued income taxes and amounts due to banks, offset by increases in accounts payable and accrued liabilities.

Investing Activities

    For the years ended December 31, 2004, 2003 and 2002, the Company incurred $38.7, $32.8 and $25.5, respectively, of capital expenditures to acquire production machinery, expand capacity, install system upgrades and continue with its growth and expansion of company operations in the emerging markets of Latin America, EMEA and Asia Pacific. The capital expenditures were funded by cash provided by operating activities. In addition, during 2004, the Company received proceeds of $1.0 from the sale of its 10% equity interest in Disc Graphics, Inc., a diversified manufacturer and printer of specialty paperboard packaging.

    During 2003, the Company acquired the business and assets of Alkahn, a manufacturer of woven labels, for $25.0.

    During 2002, the Company acquired the business and manufacturing assets of Disenos de Coleccion, a leading manufacturer of merchandising labels and tags for Mexican retailers, and NTP Gandrudbakken AS, a Norwegian manufacturer of heat transfer labels.

Financing Activities

    The components of total capital as of December 31, 2004, 2003 and 2002, respectively, are presented below:


                                                                   2004          2003            2002
                                                                 --------      --------        -------
                                                                                               (restated)

 Due to banks................................................... $    3.9      $    4.3        $    2.1
 Current maturities of long-term debt...........................       --            --             0.1
 Long-term debt.................................................    163.1         190.3           164.5
                                                                 --------      --------        --------

      Total debt................................................    167.0         194.6           166.7

 Common stock subject to redemption.............................       --            --            37.6
 Shareholders' equity...........................................    440.6         377.3           300.0
                                                                 --------      --------        --------

      Total capital............................................. $  607.6      $  571.9        $  504.3
                                                                 ========      ========        ========

 Total debt as a percent of total capital.......................     27.5%         34.0%           33.1%
                                                                 ========      ========        ========

    Management believes that the borrowings available under the Company's Credit Agreement provide sufficient liquidity to supplement the Company's operating cash flow. For the years ended December 31, 2004, 2003 and 2002, net (repayments)/ borrowings of the Company's outstanding debt were $(27.5), $27.9 and $(1.1), respectively.

    The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the years ended December 31, 2004, 2003 and 2002, the Company received proceeds of $4.2, $4.0 and $9.7, respectively, from common stock issued under its employee stock option and stock purchase plans.

    The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company did not repurchase any shares in 2004. In prior years, the Company repurchased 469,000 shares for an aggregate price of $5.1, or an average of $10.80 per share, in 2003, and 285,000 shares for an aggregate price of $3.8, or an average of $13.38 per share, in 2002. Since the inception of the stock repurchase program, the Company has repurchased 12,293,000 of its shares for an aggregate price of $122.0, or an average of $9.92 per share. The Company immediately retired the repurchased shares. As of December 31, 2004, the Company had $28.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability. The Company believes that funds from future operating cash flows and funds available under its Credit Agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

    In addition to the stock repurchase plan, the Company entered into a Stock Repurchase Agreement (the "Agreement"), dated July 11, 2001, with its Chairman and Chief Executive Officer (the "Chairman"). On November 17, 2003, the Agreement was terminated. Under the Agreement, the Chairman had the option to sell to the Company, and the Company had the obligation to purchase, the redeemable common shares owned by the Chairman and those to which the Chairman became entitled through the exercise of his stock compensation awards. All transactions under the Agreement were required to be settled in cash. During any rolling 12-month period, the Chairman had the right to sell up to 400,000 shares to the Company. In addition, if he did not exercise his right to sell the full 400,000 shares in the preceding rolling 12-month period, he had the right to sell up to 400,000 additional shares as to which he did not exercise his option in such preceding periods. The timing of the sale and the periods during which the Chairman had the right to redeem his common shares were regulated by the terms of the Agreement. The purchase price for the redeemable common shares was equal to the average of the closing prices for the Company's common stock during the last seven trading days ending on the day preceding the sale.

    The Company did not purchase any shares from the Chairman during the period in 2003 the Agreement had been in effect. During 2002, the Company purchased 399,000 shares from the Chairman for $6.4, or $15.96 per share. All of the shares purchased from the Chairman were retired. (See Note 19 of the Notes to the Consolidated Financial Statements.)

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

    Under the Credit Agreement, the Company pays a facility fee determined by reference to the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The applicable percentage for the facility fee at December 31, 2004 was 0.275%. Borrowings under the Credit Agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (5.25% at December 31, 2004 and 4.00% at December 31, 2003), and are guaranteed by certain domestic subsidiaries of the Company.

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

    Additionally, the Company must maintain at all times an excess of consolidated total assets over total liabilities of not less than the sum of $274 plus 35% of consolidated net income for the period after July 1, 2002 plus 100% of the net cash proceeds received by the Company from the sale or issuance of its common stock on and after July 1, 2002. The Company's maximum allowable debt to EBITDA ratio, as defined, is 3.0 to 1 and minimum allowable fixed charge ratio, as defined, is 1.5 to 1.

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

    The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $154, $55 and $50 in 2004, 2003 and 2002, respectively.

    The following table summarizes as of December 31, 2004, the Company's forward foreign exchange contracts by currency. All of the Company's forward foreign exchange contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments:

                                                                  Contract Amounts (in thousands)
                                                               -------------------------------------      Fair Value
                                                                   Receive               Pay             (US$ 000's)
                                                               ---------------     ----------------     --------------
 Contracts to receive US$/pay euro ("EUR").....................US$        58        (EUR)      43           $  (1)
 Contract to receive US$/pay British pounds ("GBP")............US$     5,775        (GBP)   2,977           $  80
 Contract to receive US$/pay Moroccan dirham ("MAD")...........US$       136        (MAD)   1,146           $  (3)
 Contract to receive US$/pay Norwegian krone ("NOK")...........US$       134        (NOK)     829           $   2
 Contract to receive GBP/pay US$...............................(GBP)      30        US$        55           $   1
 Contracts to receive GBP/pay EUR..............................(GBP)     348        (EUR)     504           $ (17)
 Contract to receive GBP/pay MAD...............................(GBP)     611        (MAD)   9,995           $ (42)
 Contracts to receive EUR/pay US$..............................(EUR)   1,411        US$     1,832           $  30
 Contract to receive EUR/pay MAD...............................(EUR)     330        (MAD)   3,723           $  (4)
 Contract to receive Hong Kong $ ("HK$")/pay EUR...............(HK$)      64        (EUR)       6           $   -

    A 10% change in interest rates affecting the Company's floating rate debt instruments would have an immaterial impact on the Company's pre-tax earnings and cash flows over the next fiscal year. Such a move in interest rates would have virtually no effect on the fair value of the Company's floating rate debt instruments.

    The Company sells its products worldwide and a substantial portion of its net sales, cost of sales and operating expenses are denominated in foreign currencies. This exposes the Company to risks associated with changes in foreign currency exchange rates that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers, branded apparel companies and contract manufacturers that have historically paid their balances with the Company.

    There were no significant changes in the Company's exposure to market risk in the past three years.

Aggregate Contractual Obligations

    The Company's aggregate contractual obligations are as follows:


                                                                                    Payments due by period
                                                             --------------------------------------------------------------
                                                                        Less than                                More than
           Contractual Obligations                            Total       1 year      1-3 years    3-5 years       5 years
    ---------------------------------------------------      -------    ---------     ---------    ---------      ---------

 Long-term debt obligations............................       $ 163.1     $   --        $  --        $ 150.0        $ 13.1
 Operating lease obligations...........................          37.3        10.0         11.9           7.5           7.9
 Capital lease obligations.............................           0.7         0.4          0.3           --            --
 Severance obligations.................................           3.9         0.6          --            --            3.3
 Purchase obligations..................................          12.6         9.0          3.6           --            --
 Post-employment benefit obligations...................           8.2         0.3          1.2           1.8           4.9
                                                              -------     -------       ------       -------        ------

     Total.............................................       $ 225.8     $  20.3       $ 17.0       $ 159.3        $ 29.2
                                                              =======     =======       ======       =======        ======

Closure of the Manufacturing Operations in Hillsville, Virginia

    In January 2005, the Company announced the consolidation of its U.S. Woven Label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. Manufacturing operations at its Hillsville, Virginia plant will be moved into the Weston, West Virginia facility. The Company anticipates that the closure of the Hillsville facility will be completed by December 31, 2005.

    The Company estimates that the closure of the Hillsville plant will result in (1) a charge of approximately $1.4 for severance benefits for the Company's 140 manufacturing employees and 30 customer service and administrative personnel, (2) a charge of approximately $0.4 for the relocation of machinery and equipment currently located at the Hillsville plant and (3) a charge of approximately $0.5 for other related costs, which include the costs associated with the manufacturing facility, the termination of the lease thereof and outplacement services for the Hillsville plant's employees. Accordingly, the Company expects that the estimated total cost associated with the closure of the Hillsville plant operation will be approximately $2.3. Of the estimated total cost, the Company estimates that the closure of the Hillsville plant will result in approximately $1.9 of cash expenditures.

Recently Issued Accounting Pronouncement

    In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. Among other items, SFAS No. 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting, and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005, which is the third quarter of 2005 for calendar year companies, although early adoption is allowed. SFAS No. 123(R) permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

    The Company currently discloses pro forma compensation expense quarterly and annually by measuring the fair value of stock option grants using the Black-Scholes model. While SFAS No. 123(R) permits companies to continue to use such model, it also permits the use of a more complex lattice model (e.g., a binomial model).

    SFAS No. 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $0.2, $0.4 and $0.2 in 2004, 2003 and 2002, respectively.

     The Company is evaluating the requirements of SFAS No. 123(R) and currently expects to adopt SFAS No. 123(R) beginning July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, while the Company believes that the pro forma disclosures in Note 3 of Notes to the Consolidated Financial Statements under "Stock-Based Compensation" provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R), the total expense recognized in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards. (See Note 13 of Notes to the Consolidated Financial Statements for further information on the Company's stock-based compensation plans.)

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

    In June 2003, the Securities and Exchange Commission ("SEC") issued new rules on internal control over financial reporting that were mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). These new rules require management reporting on internal control over financial reporting. The Company employed the Internal Control - Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. The Company's management has assessed the Company's internal control over financial reporting to be effective as of December 31, 2004. Additionally, Ernst & Young LLP, the independent registered public accounting firm that audited the Company's 2004 and 2003 consolidated financial statements, has issued an attestation report on management's assessment of the Company's internal control over financial reporting as of December 31, 2004. The external costs incurred in connection with implementation of Section 404 and the evaluation of our internal control amounted to $3.3 in 2004. The Company expects these costs to be in the range of $2.0 to $2.5 in 2005 for existing operations.

Restatement

    In the fourth quarter of 2003, the Company reconsidered its accounting and reporting matters related to its obligations to purchase redeemable common shares under the July 11, 2001 Agreement with its Chairman. In accordance with Rule 5-02.28 of Regulation S-X, or Accounting Series Release No. 268, "Redeemable Preferred Stocks," (issued by the SEC on July 27, 1979), as interpreted by EITF Topic D-98, "Classification and Measurement of Redeemable Securities," (issued by the FASB on July 19, 2001), securities that are redeemable for cash or other assets must be classified outside of shareholders' equity if they are redeemable at the option of the holder, as were the redeemable common shares owned by the Chairman. The Company concluded that Rule 5-02.28, as interpreted by EITF Topic D-98, applied to the redeemable common shares because the redemption features were not solely within its control. While Rule 5-02.28 specifically addressed redeemable preferred stocks, EITF Topic D-98 makes it clear that redeemable preferred stock is analogous to other equity instruments, including common shares. Accordingly, the Company determined that the redeemable common shares should have been classified as temporary equity in its financial statements for periods ended after July 11, 2001 until the Agreement was terminated on November 17, 2003. As a result, during 2003, the Company restated its balance sheet as of December 31, 2002 to report the redemption value of redeemable common stock outside of shareholders' equity, as "Common Stock Subject to Redemption." The redeemable common stock was previously reported within shareholders' equity. Corresponding revisions also were made to the consolidated statements of shareholders' equity and comprehensive income.

    As the Agreement was terminated on November 17, 2003, the redeemable common shares owned by the Chairman are no longer subject to redemption and, therefore, are classified as permanent equity in the financial statements at December 31, 2003.

Item 7A:  Quantitative and Qualitative Disclosure About Market Risk

    The information required by this Item is set forth under the heading "Market Risk" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, above, which information is hereby incorporated by reference.

Item 8:  Financial Statements and Supplementary Data

    The financial information required by this Item is incorporated by reference to the consolidated financial statements and notes thereto as an exhibit in Part IV, Item 15, pages 28 through 47.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Item 9A:  Controls and Procedures

    Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). The Company's Chief Executive Officer and Principal Financial Officer concluded as of the Evaluation Date that its disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in its SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    Internal Control over Financial Reporting. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the
Securities Exchange Act of 1934). The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management concluded that, as of December 31, 2004, the Company's internal control over financial reporting is effective. Additionally, Ernst & Young LLP, the independent registered public accounting firm that audited the Company's 2004 and 2003 consolidated financial statements, has issued an attestation report on management's assessment of the Company's internal control over financial reporting as of December 31, 2004.

    There have not been any changes in the Company's internal control over financial reporting identified in connection with the assessment that occurred during the fourth quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 2005.

    The Company has adopted a Code of Business Ethics that applies to its employees, including Chief Executive Officer, Principal Financial Officer and persons performing similar functions. The Company makes available free of charge through its Web site (www.paxar.com) its Code of Business Ethics. If the Company makes changes to its Code of Business Ethics for any of its senior officers, the Company expects to provide the public with notice of any such change or waiver by publishing a description of such event on its Web site or by other appropriate means as required by applicable rules of the SEC.

Item 11:  Executive Compensation

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 2005.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 2005.

Item 13:  Certain Relationships and Related Transactions

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 2005.

Item 14:  Principal Accountant Fees and Services

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 2005.

                                     PART IV

Item 15:  Exhibits and Financial Statement Schedules

    (a) Documents

               (1) FINANCIAL STATEMENTS --
                   Management's Responsibility for Financial Reporting................   23
                   Management's Report on Internal Control over Financial Reporting...   23
                   Reports of Independent Registered Public Accounting Firm...........   24 to 25
                   Report of Independent Registered Public Accounting Firm............   26
                   Report of Independent Registered Public Accounting Firm on
                   Financial Statement Schedule.......................................   27
                   Consolidated Statements of Income for the years ended December 31,
                   2004, 2003 and 2002................................................   28
                   Consolidated Balance Sheets as of December 31, 2004 and 2003.......   29
                   Consolidated Statements of Shareholders' Equity and Comprehensive
                   Income for the years ended December 31, 2004, 2003 and 2002           30
                   (restated).........................................................
                   Consolidated Statements of Cash Flows for the years ended December
                   31, 2004, 2003 and 2002............................................   31
                   Notes to Consolidated Financial Statements.........................   32 to 47
               (2) FINANCIAL STATEMENT SCHEDULE --
                   Schedule II -- Valuation and Qualifying Account.....................  48

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

    (b) Exhibits
                  3.1    By-Laws. (A)
                  3.2    Amended and Restated Certificate of Incorporation. (C)
                  3.3 Amendment to Amended and Restated Certificate of Incorporation. (D)
                 10.1    Registrant's 1990 Employee Stock Option Plan. (B)
                 10.2    Registrant's 1997 Incentive Stock Option Plan. (E)
                 10.3    Deferred Compensation Plan for Directors. (F)
                 10.4    Note Purchase Agreement dated as of August 4, 1998. (G)
                 10.5 Change of Control Employment Agreement dated as of April 20, 1999, between the Registrant and Jack
                         Plaxe. (H)
                 10.6 Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging Material, Inc., Center Capital Investors III, L.P. and Related Partnerships. (I)
                 10.7 Amendment No. 1, dated March 9, 2000 to the Stock Purchase and Recapitalization Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging Materials, Inc., Centre Capital Investors III, L.P., and related partnerships. (I)
                 10.8 Registrant's 2000 Long-Term Performance and Incentive Plan. (J)
                 10.9 Commercial Limited Partnership Interest Purchase and Assignment Agreement, dated May 18, 2000, among the Registrant, Bornemann & Bick GmbH & Co, KG, Gerhard Bornemann, and Ulrich Bornemann. (K)
                10.10 Sale and Purchase Agreement, dated May 18, 2000, between Paxar Far East Limited and Ulrich Wilhelm Helmut Bornemann. (K)

                10.11 Agreement, dated as of July 11, 2001, by and between Paxar Corporation and Arthur Hershaft. (L)
                10.12 Agreement, dated as of September 1, 2001, by and between Paxar Corporation and Victor Hershaft. (M)
                10.13    Credit Agreement, dated as of September 24, 2002. (N)
                10.14 Termination of Agreement, dated as of November 17, 2003, by and between Paxar Corporation and Arthur Hershaft. (O)
                10.15 Employment Agreement, dated as of October 1, 2004, between Paxar Corporation and Arthur Hershaft. (P)
                10.16    Registrant's 2005 Incentive Compensation Plan. (Q)
                 21.1    Subsidiaries of Registrant.
                 23.1    Consent of Independent Registered Public Accounting
                         Firm.
                 23.2    Consent of Independent Registered Public Accounting
                         Firm.
                 31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                 31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------
(A) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980.

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

(K) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated May 18, 2000.

(L) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated July 11, 2001.

(M) Incorporated herein by reference from Exhibits to Registrant's Form 10-Q filed on November 14, 2001.

(N) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

(O) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

(P) Incorporated herein by reference from Exhibits to Registrant's Form 10-Q filed on November 5, 2004.

(Q) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated January 1, 2005.

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

    Management is responsible for the integrity and objectivity of the consolidated financial statements and accompanying information. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts that are based on management's best estimates and judgments.

    Management has established and maintains a system of internal accounting and other controls for the Company and its subsidiaries. This system and its established accounting procedures and related controls are designed to provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, that policies and procedures are implemented by qualified personnel, and that published financial statements are properly prepared and fairly presented. The Company's system of internal accounting and other controls is continually reviewed by internal auditors and supported by widely communicated written policies, including business conduct policies, which are designed to require all employees to maintain high ethical standards in the conduct of the Company's affairs.


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management concluded that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

    Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.





/s/ Arthur Hershaft
-------------------
Arthur Hershaft
Chairman, President and Chief Executive Officer


/s/ Larry M. Segall
-------------------
Larry M. Segall
Vice President and Controller
(Principal Financial Officer)

March 10, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Paxar Corporation:

    We have audited the accompanying consolidated balance sheets of Paxar Corporation and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.



/s/ Ernst & Young LLP

Stamford, Connecticut
March 10, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Paxar Corporation:

    We have audited management's assessment, included in the accompanying "Management's Report on Internal Control over Financial Reporting," that Paxar Corporation and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those polices and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

    In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2004 of the Company, and our report dated March 10, 2005 expressed an unqualified opinion thereon.




/s/ Ernst & Young LLP

Stamford, Connecticut
March 10, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Paxar Corporation:

    In our opinion, the accompanying consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Paxar Corporation and its subsidiaries (the "Company") for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 2003, except for the Restatement section of Note 2, as to which the date is March 5, 2004

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Paxar Corporation:

    Our audit of the consolidated financial statements referred to in our report dated March 5, 2003, except for the Restatement section of Note 2, as to which the date is March 5, 2004, appearing in the 2004 Annual Report to Shareholders of Paxar Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the year then ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 2003, except for the Restatement section of Note 2, as to which the date is March 5, 2004

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2004, 2003 and 2002
                     (in millions, except per share amounts)

                                                                 2004      2003    2002
                                                              --------  -------- --------

Sales.....................................................    $  804.4  $  712.0 $  667.8
Cost of sales.............................................       492.7     444.9    410.7
                                                              --------  -------- --------
   Gross profit...........................................       311.7     267.1    257.1
Selling, general and administrative expenses..............       239.2     215.2    196.6
Integration/restructuring and other costs.................          --      20.4       --
                                                              --------   -------- --------
   Operating income.......................................        72.5      31.5     60.5
Interest expense, net.....................................        10.7      11.3     10.9
                                                              --------  -------- --------
   Income before taxes....................................        61.8      20.2     49.6
Taxes on income...........................................        14.4       5.6      9.3
                                                              --------  -------- --------
   Net income.............................................    $   47.4  $   14.6 $   40.3
                                                              ========  ======== ========

Basic earnings per share..................................    $   1.20  $   0.37 $   1.02
                                                              ========  ======== ========

Diluted earnings per share................................    $   1.17  $   0.37 $   1.00
                                                              ========  ======== ========

Weighted average shares outstanding:
   Basic..................................................        39.6      39.1     39.4
   Diluted................................................        40.6      39.5     40.3



    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)


                                                                             December 31,    December 31,
                                                                                 2004            2003
                                                                            ---------------  -----------
ASSETS
Current assets:
Cash and cash equivalents................................................      $   92.0         $   64.4
Accounts receivable, net of allowances of $12.3 and $10.0 in 2004 and
  2003, respectively.....................................................         132.5            127.0
Inventories..............................................................         101.3             94.1
Deferred income taxes....................................................          15.0             11.8
Other current assets.....................................................          18.1             16.0
                                                                               --------         --------
          Total current assets...........................................         358.9            313.3
                                                                               --------         --------

Property, plant and equipment, net.......................................         169.9            163.8
Goodwill and other intangible, net.......................................         220.5            213.6
Other assets.............................................................          24.4             24.2
                                                                               --------         --------

Total assets.............................................................      $  773.7         $  714.9
                                                                               ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks.............................................................      $    3.9         $    4.3
Accounts payable and accrued liabilities.................................         116.6            103.1
Accrued taxes on income..................................................          11.2             11.8
                                                                               --------         --------
          Total current liabilities......................................         131.7            119.2
                                                                                 ------           ------

Long-term debt...........................................................         163.1            190.3
Deferred income taxes....................................................          21.8             11.9
Other liabilities........................................................          16.5             16.2

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized
  and none issued........................................................            --               --
Common stock, $0.10 par value, 200,000,000 shares authorized,
  39,644,756 and 39,148,055 shares issued and outstanding in 2004
  and 2003, respectively.................................................           4.0              3.9
Paid-in capital..........................................................          14.7             10.3
Retained earnings........................................................         392.9            345.5
Accumulated other comprehensive income...................................          29.0             17.6
                                                                               --------         --------
          Total shareholders' equity.....................................         440.6            377.3
                                                                               --------         --------

Total liabilities and shareholders' equity...............................      $  773.7         $  714.9
                                                                               ========         ========



    The accompanying notes are an integral part of the financial statements.





                       PAXAR CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended December 31, 2004, 2003 and 2002
                                  (in millions)

                                                                                                   Accumulated
                                            Common Stock                                              Other
                                         ------------------     Paid-In     Treasury    Retained   Comprehensive    Comprehensive
                                         Shares      Amount     Capital       Stock     Earnings   Income (Loss)        Income
                                         ------     --------    --------    --------    --------   -------------        ------
Balance, January 1, 2002 (restated).      35.6       $  3.6     $    --     $     --    $  256.0      $ (20.1)
Comprehensive income:
    Net income......................        --           --          --           --        40.3           --           $ 40.3
    Other comprehensive
     income/(loss):
       Translation adjustments......        --           --          --           --          --         12.3             12.3
       Post-employment benefit
        obligation adjustments......        --           --          --           --          --         (0.6)            (0.6)
                                                                                                                        -------
    Comprehensive income............        --           --          --           --          --           --           $ 52.0
                                                                                                                        =======
Shares issued:
    Various plans...................       0.8          0.1         9.6           --          --           --
    Warrants........................       0.2           --          --           --          --           --
Purchase of common stock............        --           --          --         (3.8)         --           --
Retirement of treasury stock........      (0.3)        (0.1)       (3.7)         3.8          --           --
Change in carrying value of common
 stock subject to redemption
 (See Note 2) ......................       0.4          0.1        (5.9)          --         8.4           --
                                         ------     --------    --------    --------    --------      --------
Balance, December 31, 2002                36.7          3.7          --           --       304.7         (8.4)
(restated)..........................
Comprehensive income:
    Net income......................        --           --          --           --        14.6           --           $ 14.6
    Other comprehensive income:
       Translation adjustments......        --           --          --           --          --         25.6             25.6
       Post-employment benefit
        obligation adjustments......        --           --          --           --          --          0.4              0.4
                                                                                                                        -------
    Comprehensive income............        --           --          --           --          --           --           $ 40.6
                                                                                                                        =======
Shares issued -- various plans.......      0.4           --         4.0           --          --           --
Stock compensation..................        --           --         0.2           --          --           --
Purchase of common stock............        --           --          --         (5.1)         --           --
Retirement of treasury stock........      (0.5)          --        (5.1)         5.1          --           --
Termination of a Stock Repurchase
  Agreement (See Note 2)............       2.5          0.2        11.2           --        19.1           --
Change in carrying value of common
 stock subject to redemption
 (See Note 2) ......................        --           --          --           --         7.1           --
                                         ------     --------    --------    --------    --------      --------
Balance, December 31, 2003..........      39.1          3.9        10.3           --       345.5         17.6
Comprehensive income:
    Net income......................        --           --          --           --        47.4           --           $ 47.4
    Other comprehensive
     income/(loss):
       Translation adjustments......        --           --          --           --          --         11.8             11.8
       Unrealized gain on                   --           --          --           --          --          0.1              0.1
        derivatives.................
       Post-employment benefit
        obligation adjustments......        --           --          --           --          --         (0.5)            (0.5)
                                                                                                                        -------
    Comprehensive income............        --           --          --           --          --           --           $ 58.8
                                                                                                                        =======
Shares issued -- various plans.......      0.5          0.1         4.1           --          --           --
Stock compensation..................        --           --         0.3           --          --           --
                                         ------     --------    --------    --------    --------      --------
Balance, December 31, 2004..........      39.6       $  4.0     $  14.7     $     --    $  392.9      $  29.0
                                         ======     ========    ========    ========    ========      ========


    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2004, 2003 and 2002
                                  (in millions)

                                                                                  2004      2003      2002
                                                                                --------  --------  --------
OPERATING ACTIVITIES
 Net income................................................................     $   47.4  $   14.6  $   40.3
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..........................................         32.4      30.2      29.6
    Deferred income taxes..................................................          6.7      (2.6)     (1.5)
    (Gain)/loss on sale of property and equipment, net.....................         (0.6)      0.3      (0.2)
    Write-off of property and equipment....................................          2.3       8.0       1.1
 Changes in assets and liabilities, net of businesses acquired:
    Accounts receivable....................................................         (6.7)    (13.8)     (5.0)
    Inventories............................................................         (9.3)     (2.6)     (5.5)
    Other current assets...................................................         (2.2)      0.3      (2.7)
    Accounts payable and accrued liabilities...............................         13.2       1.9       4.1
    Accrued taxes on income................................................         (0.6)     (2.5)      2.2
    Other, net.............................................................          2.9       1.8       0.3
                                                                                --------  --------  --------

    Net cash provided by operating activities..............................         85.5      35.6      62.7
                                                                                --------  --------  --------

INVESTING ACTIVITIES
 Purchases of property, plant and equipment................................        (38.7)    (32.8)    (25.5)
 Acquisitions, net of cash acquired........................................         (0.7)    (28.4)    (21.7)
 Proceeds from sale of property and equipment..............................          1.6       1.2       0.3
 Other, net................................................................          1.3        --      (1.0)
                                                                                --------  ---------  --------

    Net cash used in investing activities..................................        (36.5)    (60.0)    (47.9)
                                                                                --------  --------   --------

FINANCING ACTIVITIES
 Net (decrease)/increase in short-term debt................................         (0.3)      2.2       1.7
 Additions to long-term debt...............................................         57.8     275.0      91.0
 Reductions in long-term debt..............................................        (85.0)   (249.3)    (93.8)
 Purchase of common stock subject to redemption............................          --        --       (6.4)
 Purchase of common stock..................................................          --       (5.1)     (3.8)
 Proceeds from common stock issued under employee stock option
   and stock purchase plans................................................          4.2       4.0       9.7
                                                                                --------  --------  --------

    Net cash (used in)/provided by financing activities....................        (23.3)     26.8      (1.6)
                                                                                --------  --------  --------

    Effect of exchange rate changes on cash flows..........................          1.9      12.4       1.3
                                                                                --------  --------  --------

Increase in cash and cash equivalents......................................         27.6      14.8      14.5
Cash and cash equivalents at beginning of year.............................         64.4      49.6      35.1
                                                                                --------  --------  --------

Cash and cash equivalents at end of year...................................     $   92.0  $   64.4  $   49.6
                                                                                ========  ========  ========


    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (in millions, except headcount, share and per share data)


Note 1:  Description of Business

    Paxar Corporation (the "Company") provides innovative merchandising systems for the retail and apparel manufacturing industries. The Company's business includes the design, manufacture and distribution of a wide variety of labels and tags, including labels with bar codes and/or RFID (or radio frequency identification) tags, as well as printers, software control systems and related supplies.

    The Company has core competencies that range from graphic design to coating, laminating, slitting and weaving of garment and other similar labels and tags, design of mechanical and electronic printers, and systems integration. The Company believes that its vertical integration enhances product quality, provides manufacturing economies and helps drive product innovation.

    The Company manufactures finished labels and tags primarily for retailers, brand apparel companies and contract manufacturers. It also manufactures the printers, paper and fabric substrates, and inks for in-plant tag and label printing systems. The Company manufactures electronic bar code and RFID systems and handheld mechanical labelers for use in retail stores and distribution centers, as well as for remote tracking applications. The Company also designs integrated systems for large in-store and warehouse applications, such as inventory control and distribution management. In addition, the Company provides service for its printers at customer locations worldwide and offers a mail-in repair program for its mechanical labelers.

    The Company operates globally, with more than 65% of its sales outside the United States. The Company's operations have been organized into three geographic segments consisting of (1) the operations principally in North America and Latin America ("Americas"); (2) Europe, the Middle East and Africa ("EMEA"); and (3) the Asia Pacific region ("Asia Pacific"). The Company's entire array of products and services is offered for sale across each of those geographic segments. As of December 31, 2004, the Company had 73 manufacturing facilities and sales offices located in 36 countries and employed approximately 9,700 people worldwide. In addition, the Company sells its products through independent distributors in 16 countries in which it does not sell directly to the final customer.

Note 2: Restatement

    In the fourth quarter of 2003, the Company reconsidered its accounting and reporting matters related to its obligations to purchase redeemable common shares under a Stock Repurchase Agreement (the "Agreement"), dated July 11, 2001, with its Chairman and Chief Executive Officer (the "Chairman"). In accordance with Rule 5-02.28 of Regulation S-X, or Accounting Series Release No. 268, "Redeemable Preferred Stocks," (issued by the Securities and Exchange Commission ("SEC") on July 27, 1979), as interpreted by the Emerging Issues Task Force ("EITF") Topic D-98, "Classification and Measurement of Redeemable Securities," (issued by the Financial Accounting Standards Board ("FASB") on July 19, 2001), securities that are redeemable for cash or other assets must be classified outside of shareholders' equity if they are redeemable at the option of the holder, as were the redeemable common shares owned by the Chairman. The Company concluded that Rule 5-02.28, as interpreted by EITF Topic D-98, applied to the redeemable common shares because the redemption features were not solely within its control. While Rule 5-02.28 specifically addressed redeemable preferred stocks, EITF Topic D-98 makes it clear that redeemable preferred stock is analogous to other equity instruments, including common shares. Accordingly, the Company determined that the redeemable common shares should have been classified as temporary equity in its financial statements for periods ended after July 11, 2001 until the Agreement was terminated on November 17, 2003. As a result, during 2003, the Company restated its balance sheet as of December 31, 2002 to report the redemption value of redeemable common stock outside of shareholders' equity, as "Common Stock Subject to Redemption." The redeemable common stock was previously reported within shareholders' equity. Corresponding revisions also were made to the consolidated statements of shareholders' equity and comprehensive income.

    As the Agreement was terminated on November 17, 2003, the redeemable common shares owned by the Chairman are no longer subject to redemption and, therefore, are classified as permanent equity in the financial statements at December 31, 2003.

Note 3:  Summary of Significant Accounting Policies

Reclassifications

    Certain reclassifications have been made to the prior years' consolidated financial statements and related note disclosures to conform to the presentation used in the current period.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

    The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

Allowance for Doubtful Accounts

    Management makes judgments, based on established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable and establishes an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes customer specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $132.5, net of allowances of $12.3, at December 31, 2004, and $127.0, net of allowances of $10.0, at December 31, 2003.

Inventories

    Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $11.7 and $14.3 as of December 31, 2004 and 2003, respectively. The value of all other inventories determined using the first-in, first-out method was $89.6 and $79.8 as of December 31, 2004 and 2003, respectively.

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

Financial Instruments and Derivatives

    The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These statements outline the accounting treatment for all derivative activities and require that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recognized each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and the resulting type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified to earnings in the period in which earnings are affected by the hedged item.

    The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $154, $55 and $50 in 2004, 2003 and 2002, respectively.

    The Company formally designates and documents the hedging relationship and risk management objective for undertaking each hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

    The fair value of outstanding forward foreign exchange contracts at December 31, 2004 and 2003, for delivery of various currencies at various future dates and the changes in fair value recognized in income in 2004, 2003 and 2002, were not material. The notional value of outstanding forward foreign exchange contracts at December 31, 2004 and 2003, was $10 and $19, respectively.

    All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

Goodwill and Other Intangible Assets

    The Company applies the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under SFAS No. 142, goodwill is not amortized. Instead, the Company is required to test goodwill for impairment at least annually, using a fair value approach, at the reporting unit level. In addition, the Company evaluates goodwill for impairment if an event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding its fair value. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results;
(2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value.

Impairment of Long-Lived Assets

    The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. Except for certain write-offs of fixed assets that the Company recognized in connection with its restructuring and related initiatives in 2003, there were no significant impairment losses related to long-lived assets in the past three years.

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

Sales Returns and Allowances

    Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the years ended December 31, 2004, 2003 and 2002, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Research and Development

    Research and development costs are expensed as incurred. The Company's research and development expenses were approximately $7, $7 and $8 in 2004, 2003 and 2002, respectively.

Accounting for Income Taxes

    As part of the process of preparing the consolidated financial statements, management is required to estimate the income taxes in each jurisdiction in which the Company operates. This process involves estimating the actual current tax liabilities, together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that management believes that recovery is not more than likely, the Company must establish a valuation allowance. If a valuation allowance is established or increased during any period, the Company must include this amount as an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recognized against net deferred assets. The valuation allowance is based on management's estimates of the taxable income in the jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable.

    Deferred taxes are not provided on the portion of undistributed earnings of non-U.S. subsidiaries, which is considered to be permanently reinvested. In the event that management changes its consideration on permanently reinvesting the undistributed earnings of its non-U.S. subsidiaries, circumstances change in future periods, or there is a change in accounting principles generally accepted in the United States, the Company may need to establish an additional income tax provision for the U.S. and other taxes arising from repatriation, which could materially impact its results of operations.

    On October 22, 2004, the President of United States signed into law the American Jobs Creation Act of 2004 (the "Act"). The Act provides, among other things, a special one-time dividends received deduction for certain earnings from outside the U.S. that are repatriated (as defined in the Act) on or before December 31, 2005. Currently, the Company is evaluating the effects of the Act and has not yet determined whether the Company will take advantage of the earnings repatriation provision of the Act. (See Note 10 of Notes to the Consolidated Financial Statements for further information.)

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

Stock-Based Compensation

    SFAS No. 123, "Accounting for Stock-Based Compensation," provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board ("APB") Opinion No.
25. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table presents pro forma net income and earnings per share had the Company elected to adopt SFAS No. 123:

                                                                      2004          2003           2002
                                                                   --------      --------       --------
   Net income, as reported........................................ $   47.4      $   14.6       $   40.3

   Deduct: Stock-based employee compensation
    expense determined under fair value based method
    for all awards granted, net of related tax effects............    (3.8)         (4.4)          (4.0)
                                                                   -------       -------        -------

   Pro forma net income........................................... $   43.6      $   10.2       $   36.3
                                                                   ========      ========       ========

   Earnings per share:

      Basic - as reported......................................... $   1.20      $   0.37       $   1.02

      Basic - pro forma........................................... $   1.10      $   0.26       $   0.92

      Diluted - as reported....................................... $   1.17      $   0.37       $   1.00

      Diluted - pro forma......................................... $   1.07      $   0.26       $   0.90

Recent Accounting Pronouncements

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" and requires that the items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning January 1, 2006. The Company believes that the adoption of SFAS No. 151 will not have a material impact on the Company's results of operations or financial condition.

    In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. Among other items, SFAS No. 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting, and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005, which is the third quarter of 2005 for calendar year companies, although early adoption is allowed. SFAS No. 123(R) permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

    The Company currently discloses pro forma compensation expense quarterly and annually by measuring the fair value of stock option grants using the Black-Scholes model. While SFAS No. 123(R) permits companies to continue to use such model, it also permits the use of a more complex lattice model (e.g., a binomial model).

    SFAS No. 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $0.2, $0.4 and $0.2 in 2004, 2003 and 2002, respectively.

      The Company is evaluating the requirements of SFAS No. 123(R) and currently expects to adopt SFAS No. 123(R) beginning July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, while the Company believes that the pro forma disclosures under "Stock-Based Compensation" above provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R), the total expense recognized in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards. (See Note 13 of Notes to the Consolidated Financial Statements for further information on the Company's stock-based compensation plans.)

    In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets - an amendment of APB Opinion No. 29." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmenetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning July 1, 2005. The Company believes that the adoption of SFAS No. 153 will not have a material impact on the Company's results of operations or financial condition.

Note 4:  Inventories

 The components of inventories are as follows:

 At December 31,                                         2004          2003
 -------------------------------------------------   -----------   -----------

Raw materials.....................................      $   50.4      $   46.5
Work-in-process...................................           8.3           7.8
Finished goods....................................          58.8          56.1
                                                     -----------   -----------
                                                           117.5         110.4
Allowance for obsolescence........................         (16.2)        (16.3)
                                                     -----------   -----------

                                                        $  101.3      $   94.1
                                                     ===========   ===========

    If all inventories were reported on a first-in, first-out basis, inventories would be approximately $2.0 higher at each of December 31, 2004 and 2003.

Note 5:  Other Current Assets


    A summary of other current assets is as follows:

    At December 31,                                                            2004          2003
    -------------------------------------------------------------------    -----------   -----------

   Prepaid insurance....................................................      $    1.0      $    1.1
   Prepaid expenses.....................................................           7.1           6.8
   Other receivables....................................................           9.9           7.7
   Others...............................................................           0.1           0.4
                                                                           -----------   -----------

                                                                              $   18.1      $   16.0
                                                                           ===========   ===========

Note 6:  Property, Plant and Equipment

    A summary of property, plant and equipment is as follows:


    At December 31,                                                            2004          2003
    -------------------------------------------------------------------    -----------   -----------

   Machinery and equipment..............................................      $  268.8      $  244.4
   Building and building improvements...................................          67.4          63.2
   Land.................................................................           4.4           4.3
                                                                           -----------   -----------
                                                                                 340.6         311.9
   Accumulated depreciation.............................................        (170.7)       (148.1)
                                                                           -----------   -----------

                                                                              $  169.9      $  163.8
                                                                           ===========   ===========

                                                                               Years
                                                                           -----------
    Estimated useful lives:
    Buildings..........................................................      10 to 50
    Building and leasehold improvements................................       2 to 20
    Machinery and equipment............................................       2 to 25

    Depreciation expense was $32.1 in 2004, $29.9 in 2003 and $29.3 in 2002.

Note 7:  Goodwill and Other Intangibles

    In accordance with SFAS No. 142, the Company completed its annual goodwill impairment assessment during the fourth quarter of 2004, and based on a comparison of the implied fair values of its reporting units with their respective carrying amounts, including goodwill, the Company determined that no impairment of goodwill existed at October 31, 2004, and there have been no indicators of impairment since that date. A subsequent determination that this goodwill is impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

    The changes in the carrying amounts of goodwill for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                      Americas          EMEA       Asia Pacific       Total
                                                     ----------      ---------     ------------    ----------
    Balance, January 1, 2002.....................     $   104.7       $   59.8        $   17.2      $   181.7
    Acquisitions.................................           6.3            3.3             0.1            9.7
    Translation adjustments......................            --            4.3              --            4.3
                                                     ----------      ---------     ------------    ----------
    Balance, December 31, 2002...................         111.0           67.4            17.3          195.7
    Acquisitions.................................           6.0            --              3.2            9.2
    Translation adjustments......................            --            7.6              --            7.6
                                                     ----------      ---------     ------------    ----------
    Balance, December 31, 2003...................         117.0           75.0            20.5          212.5
    Acquisitions.................................           3.3            0.2             0.2            3.7
    Translation adjustments......................            --            3.6              --            3.6
                                                     ----------      ---------     ------------    ----------
    Balance, December 31, 2004...................    $    120.3       $   78.8        $   20.7      $   219.8
                                                     ==========      =========     ============    ==========

    In September 2003, the Company acquired the business and assets of Alkahn Labels, Inc., a manufacturer of woven labels, for $25.0. In connection with this acquisition, the Company recognized goodwill of $7.1 in 2003 and $3.2 in 2004, based on its preliminary and final allocation of the purchase price to the acquired assets and liabilities. This acquisition did not have a material impact on the Company's results of operations.

    The Company's other intangible is as follows:

   At December 31,                                        2004          2003
   -------------------------------------------------   -----------    ---------

   Noncompete agreement.............................     $    1.7     $   1.7
   Accumulated amortization.........................         (1.0)       (0.6)
                                                       -----------    ---------
                                                         $    0.7     $   1.1
                                                       ===========    =========

Note 8:  Accounts Payable and Accrued Liabilities

    A summary of accounts payable and accrued liabilities is as follows:


   At December 31,                                        2004          2003
   --------------------------------------------------  -----------    ---------
   Accounts payable..................................    $   48.0     $  45.3
   Accrued payroll costs.............................        19.5        13.0
   Accrued interest..................................         4.1         4.1
   Advance service contracts.........................         4.4         4.6
   Customer incentives...............................         2.3         2.1
   Other accrued liabilities.........................        38.3        34.0
                                                       -----------    ---------
                                                         $  116.6     $ 103.1
                                                       ===========    =========

Note 9:  Long-Term Debt

    A summary of long-term debt is as follows:

    At December 31,                                        2004         2003
   ----------------------------------------------------- ---------    ---------
   6.74% Senior Notes due 2008.......................... $  150.0     $ 150.0
   Economic Development Revenue Bonds due 2011 and 2019.     13.0        13.0
   Revolving credit.....................................       --        27.2
   Other................................................      0.1         0.1
                                                         ---------    ---------
                                                         $  163.1     $ 190.3
                                                         =========    =========

    Maturities of long-term debt are as follows:

    Years ending December 31,
    ---------------------------------------------------
    2008................................................ $  150.0
    Thereafter..........................................     13.1
                                                         --------
                                                         $  163.1
                                                         ========

    The Company has unsecured ten-year, $150 Senior Note agreements (the "Senior Notes") due 2008 with institutional lenders, primarily insurance companies. The Senior Notes bear interest at 6.74%, payable semi-annually.

    Economic Development Revenue Bond financed facilities have been accounted for as plant and equipment, and the related bonds are recorded as long-term debt. The variable rate bonds for the years ended December 31, 2004 and 2003 had weighted average interest rates of 1.31% and 1.15%, respectively.

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

    Under the Credit Agreement, the Company pays a facility fee determined by reference to the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The applicable percentage for the facility fee at December 31, 2004 was 0.275%. Borrowings under the Credit Agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (5.25% at December 31, 2004 and 4.00% at December 31, 2003), and are guaranteed by certain domestic subsidiaries of the Company.

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

    Additionally, the Company must maintain at all times an excess of consolidated total assets over total liabilities of not less than the sum of $274 plus 35% of consolidated net income for the period after July 1, 2002 plus 100% of the net cash proceeds received by the Company from the sale or issuance of its common stock on and after July 1, 2002. The Company's maximum allowable debt to EBITDA ratio, as defined, is 3.0 to 1 and minimum allowable fixed charge ratio, as defined, is 1.5 to 1.

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

    Average borrowings under the credit facility during 2004, 2003 and 2002 were $3.8, $22.1 and $9.8, respectively, at average interest rates of 1.92%, 1.50% and 2.23%. The borrowings outstanding under the credit facility at December 31, 2004 and 2003 were $0.0 and $27.2, respectively.

    Interest expense was $11.8 in 2004, $11.9 in 2003 and $11.6 in 2002.

Note 10:  Income Taxes


    The components of the provision for income taxes are as follows:

    At December 31,                                                   2004          2003           2002
    -------------------------------------------------------------- --------      --------       -------
   Federal
     Current...................................................... $  (2.8)      $  (1.3)       $  (0.1)
     Deferred.....................................................     0.5          (2.2)          (3.3)

   Foreign
     Current......................................................    10.5           8.3           10.9
     Deferred.....................................................     6.1           0.7            1.4

   State..........................................................     0.1           0.1            0.4
                                                                   -------       -------        -------

                                                                   $  14.4       $   5.6        $   9.3
                                                                   =======       =======        =======

    The deferred tax assets and liabilities are as follows:

    At December 31,                                                   2004          2003           2002
    -------------------------------------------------------------- --------      --------       -------
   Deferred tax assets:
   Tax credit and tax loss carryforwards.......................... $   17.9      $   17.2       $   9.0
   Other accrued liabilities and allowances.......................      7.6          12.5           8.4
   Deferred compensation..........................................      3.4           3.9           4.5
                                                                   --------      --------       -------

        Total gross deferred tax assets...........................     28.9          33.6          21.9

   Valuation allowance............................................    (13.9)        (13.8)         (6.4)
                                                                   --------      --------       -------

        Net deferred tax assets...................................     15.0          19.8          15.5

   Deferred tax liabilities:
   Depreciation and other property basis differences..............     (7.9)         (8.5)        (10.9)
   Other..........................................................    (13.9)        (11.4)         (6.2)
                                                                   ---------     ---------      --------

        Net deferred tax liabilities.............................. $   (6.8)     $   (0.1)      $  (1.6)
                                                                   ========      ========       =======

    At December 31, 2004, the Company had tax credit and tax loss carryforwards of $17.9, which will be available to reduce future taxable income. The tax credit carryforwards of $1.2 and tax loss carryforwards of $4.0 are scheduled to expire in 2006 and 2022, respectively. The remaining $12.7 of tax losses may be carried forward indefinitely. A valuation allowance is established for those deferred tax assets for which the Company believes that recovery is not more than likely. As of December 31, 2004, a valuation allowance of $13.9 existed for certain tax credit and tax loss carryforwards.

    The federal statutory income tax rate reconciles to the effective income tax rate as follows:


    At December 31,                                                   2004          2003           2002
    --------------------------------------------------------------  -------      --------       -------
   Federal statutory tax rate.....................................    35.0%         35.0%          35.0%
   State income tax, net of federal income tax benefit............     0.1           0.5            0.5
   Foreign taxes at different rates...............................    (9.1)        (25.1)         (16.6)
   Tax credit and tax loss carryforwards not benefited............     1.0          27.2            2.4
   Accruals no longer required....................................    (3.1)        (11.7)          (2.4)
   All other, net.................................................    (0.6)          1.9           (0.1)
                                                                   -------       -------        -------

                                                                      23.3%         27.8%          18.8%
                                                                   =======       =======        =======

    The Company reviewed the status of ongoing and completed tax examinations during 2004, 2003 and 2002, and reduced the income tax provisions by amounts determined to be in excess of requirements.

    A provision has not been established for undistributed foreign earnings of $235 at December 31, 2004, as those earnings are considered permanently reinvested in the foreign operations. At December 31, 2004, the estimated U.S. tax liability on the undistributed earnings was $43. Total foreign-based pre-tax income was approximately $65, $28 and $60 for 2004, 2003 and 2002, respectively.

    Currently, the Company is evaluating the effects of the American Jobs Creation Act of 2004 on undistributed foreign earnings. The Company estimates that the range of possible amounts of undistributed foreign earnings that may be repatriated to be $0 to $235. The related potential range of income tax effects of such repatriation under the earnings repatriation provision of the Act is estimated to be $0 to $7.

Note 11:  Segment Information

    The Company develops, manufactures and markets apparel identification products and bar code and pricing solutions products to customers primarily in the retail and apparel manufacturing industries. In addition, the sales of the Company's products often result in ongoing sales of supplies, replacement parts and services. The Company's products are sold worldwide through a direct sales force, non-exclusive manufacturers' representatives, international and export distributors, and commission agents.

    The Company has organized its operations into three geographic segments consisting of the following:

    (1) The Company's operations principally in North America and Latin America ("Americas");
    (2) Europe, the Middle East and Africa ("EMEA"); and
    (3) The Asia Pacific region ("Asia Pacific")

    Each of the three geographic segments develops, manufactures and markets the Company's products and services. The results from the three geographic segments are regularly reviewed by the Company's Chief Executive Officer to make decisions about resources to be allocated to each segment and assess its performance. Information regarding the operations of the Company in different geographic segments is set forth below. The accounting policies of the geographic segments are the same as those described in Note 3: Summary of Significant Accounting Policies.

    Years ended December 31,                                          2004          2003           2002
    -------------------------------------------------------------- --------      --------       -------

   Sales to unaffiliated customers:
   Americas....................................................... $  355.2      $  332.1       $  338.0
   EMEA...........................................................    219.9         199.5          176.6
   Asia Pacific...................................................    229.3         180.4          153.2
                                                                   --------      --------       --------

        Total..................................................... $  804.4      $  712.0       $  667.8
                                                                   ========      ========       ========

   Intersegment sales:
   Americas....................................................... $   61.7      $   53.3       $   64.1
   EMEA...........................................................     49.7          41.8           41.5
   Asia Pacific...................................................     20.7          13.8           10.2
   Eliminations...................................................   (132.1)       (108.9)        (115.8)
                                                                   --------      --------       --------

        Total..................................................... $     --      $     --       $     --
                                                                   ========      ========       ========

   Income before taxes (a):
   Americas (b)................................................... $   41.2      $   15.8       $   32.9
   EMEA (b).......................................................     17.3           0.3           15.5
   Asia Pacific (b)...............................................     38.6          33.9           30.0
                                                                   --------      --------       --------

                                                                       97.1          50.0           78.4
   Corporate expenses (b).........................................    (24.3)        (18.2)         (17.6)
   Amortization of other intangible...............................     (0.3)         (0.3)          (0.3)
                                                                   --------      --------       --------

        Operating income..........................................     72.5          31.5           60.5

   Interest expense, net..........................................    (10.7)        (11.3)         (10.9)
                                                                   --------      --------       --------

        Total..................................................... $   61.8      $   20.2       $   49.6
                                                                   ========      ========       ========


(a) Certain reclassifications have been made to prior years' operating income to conform to the presentation used in the current period.

(b) Americas,   EMEA,   Asia  Pacific  and  Corporate   expenses   included  the
    integration/restructuring and other costs of $9.3, $9.4, $0.1 and $1.6, respectively, in 2003.


   Depreciation and amortization:
   Americas....................................................... $   14.0      $   14.4       $   16.3
   EMEA...........................................................      9.7           9.6            8.0
   Asia Pacific...................................................      7.1           4.6            3.8
                                                                   --------      --------       --------

                                                                       30.8          28.6           28.1
   Corporate......................................................      1.6           1.6            1.5
                                                                   --------      --------       --------

        Total..................................................... $   32.4      $   30.2       $   29.6
                                                                   ========      ========       ========

   Capital expenditures:
   Americas....................................................... $    7.1      $    9.5       $    8.7
   EMEA...........................................................      8.9          10.8           10.3
   Asia Pacific...................................................     22.3          11.8            5.2
                                                                   --------      --------       --------

                                                                       38.3          32.1           24.2
   Corporate......................................................      0.4           0.7            1.3
                                                                   --------      --------       --------

        Total..................................................... $   38.7      $   32.8       $   25.5
                                                                   ========      ========       ========

    At December 31,                                                   2004          2003
    -------------------------------------------------------------- --------      -------

   Long-lived assets:
   Americas....................................................... $  193.9      $  199.9
   EMEA...........................................................    130.8         125.0
   Asia Pacific...................................................     61.5          47.3
                                                                   --------      --------

                                                                      386.2         372.2
   Corporate......................................................      4.2           5.2
                                                                   --------      --------

        Total..................................................... $  390.4      $  377.4
                                                                   ========      ========



    At December 31,                                                   2004          2003
    -------------------------------------------------------------- --------      -------

   Total assets:
   Americas....................................................... $  301.1      $  313.2
   EMEA...........................................................    243.1         228.5
   Asia Pacific...................................................    150.9         116.6
                                                                   --------      --------

                                                                      695.1         658.3
   Corporate......................................................     78.6          56.6
                                                                   --------      --------

        Total..................................................... $  773.7      $  714.9
                                                                   ========      ========

    The following table presents sales by product:

    Years ended December 31,                                          2004          2003           2002
    -------------------------------------------------------------- --------      --------       -------
   Apparel Identification Products................................ $  566.2      $  482.5       $  438.8
   Bar Code and Pricing Solutions.................................    238.2         229.5          229.0
                                                                   --------      --------       --------

        Total..................................................... $  804.4      $  712.0       $  667.8
                                                                   ========      ========       ========


    The Company derived sales in the United States of $271.2 or 33.7% of the total sales in 2004, $258.5 or 36.3% of the total sales in 2003, and $274.3 or 41.1% of the total sales in 2002. In addition, the Company's long-lived assets in the United States as of December 31, 2004 and 2003, amounted to $161.1 and $167.1, respectively.

    No one customer accounted for more than 10% of the Company's revenues or accounts receivable in 2004, 2003 or 2002.

Note 12:  Supplemental Cash Flow Information

    Cash paid for interest and income taxes is as follows:

    Years ended December 31,                                          2004          2003           2002
    -------------------------------------------------------------- --------      --------       -------
   Interest....................................................... $   10.7      $   11.5       $   11.0

   Income taxes................................................... $    9.3      $   12.4       $   11.7

Note 13:  Shareholders' Equity

    The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan.

    The 1990 Employee Stock Option Plan (the "1990 Plan"), the 1997 Incentive Stock Option Plan (the "1997 Plan") and the 2000 Long-Term Performance and Incentive Plan (the "2000 Plan") provide for grants of incentive stock options, non-qualified stock options and stock appreciation rights, which may be granted in tandem with non-qualified stock options. The 2000 Plan also permits awards of restricted stock and bonus stock and other similar stock-based compensation arrangements. In addition, the shares previously authorized and available for issuance under the 1990 Plan and the 1997 Plan were made available for issuance under the 2000 Plan and are no longer available for grant under the 1990 Plan and the 1997 Plan. The option price per share of incentive stock options cannot be less than 100% of the market value at the date of grant. The option price per share of non-qualified stock options and stock appreciation rights is determined by the Compensation Committee of Board of Directors at its sole discretion.

    In 2004, 2003 and 2002, the Company received proceeds of $3.8, $2.5 and $8.1, respectively, from 514,000, 257,000 and 723,000 common shares issued upon the exercise of options granted to employees and directors.

    As of December 31, 2004, 4,004,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees and directors under the 1997 Plan and the 2000 Plan, and 2,914,000 shares of common stock were reserved for future grants under the 2000 Plan. In addition, under the 1990 Plan, 341,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees and directors.

    Under the 2000 Plan, the Company has granted certain key executives a performance based award, which enables them to receive a future payment from the Company, based on the appreciation in the fair market value, as defined in the plan, of the Company's common stock in relation to a certain market index. The Company recognizes the changes in the fair value of the award amounts in income at the end of each reporting period. In connection with this award, the Company recognized compensation (benefits) expenses of $1.6, $(0.4) and $1.9 in 2004, 2003 and 2002, respectively.

    Generally, options vest over four years and are exercisable for ten years.

    A summary of outstanding stock options is as follows:

                                                    Number      Weighted Average
                                                  of Shares      Exercise Price
                                                  ---------      --------------
                                                 (in millions)
2002
  Outstanding at beginning of year..............      4.3              $ 11.04
  Granted.......................................      1.1              $ 16.04
  Exercised.....................................     (0.7)             $ 10.85
  Canceled/forfeited............................     (0.2)             $ 12.19
                                                     ----
  Outstanding at end of year....................      4.5              $ 12.19
2003
  Granted.......................................      0.7              $ 14.20
  Exercised.....................................     (0.2)             $  8.93
  Canceled/forfeited............................     (0.3)             $ 14.25
                                                     ----
  Outstanding at end of year....................      4.7              $ 12.54
2004
  Granted.......................................      0.6              $ 14.56
  Exercised.....................................     (0.5)             $  8.52
  Canceled/forfeited............................     (0.5)             $ 14.03
                                                     ----
  Outstanding at end of year....................      4.3              $ 13.16
                                                     ====

    The weighted average fair value per option granted in 2004, 2003 and 2002 was $6.90, $6.38 and $7.38, respectively.

    The following table summarizes information about stock options outstanding as of December 31, 2004:

                                                                                      Weighted Average
Range of                                   Options           Weighted Average            Remaining
Exercise Prices                          Outstanding          Exercise Price          Contractual Life
---------------                          -----------          --------------          ----------------
                                        (in millions)                                      (years)
Options outstanding
$  6.01 - $10.75.......................      1.4                $   9.49                    4.8
$ 10.76 - $17.92.......................      2.9                $  14.88                    6.4
                                             ---
                                             4.3                $  13.16                    5.9
                                             ===
Options exercisable
$  6.01 - $10.75.......................      1.3                $   9.42
$ 10.76 - $17.92.......................      1.8                $  14.95
                                             ---
                                             3.1                $  12.62
                                             ===

    The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:

                                             2004          2003           2002
                                          --------      --------       -------
Risk-free interest rate..................    3.5%          3.0%           3.0%
Expected years until exercise............    6.0           6.0            6.0
Expected stock volatility................   44.8%         43.1%          41.5%
Dividend yield...........................    0.0           0.0            0.0

Employee Stock Purchase Plan

    The Company maintains an employee stock purchase plan, which allows employees to purchase a certain amount of stock at a discount of 20% to the market price. The Company may sell up to 1,819,000 shares under this plan and, as of December 31, 2004, 556,500 shares were available for future purchases. The total number of shares and the average fair value of shares issued under this plan were 27,500 and $14.01 in 2004, 128,000 and $12.40 in 2003, and 101,000 and
$15.66 in 2002, respectively. The Company recognized stock-based compensation expenses of $0.1 in 2004, $0.3 in 2003 and $0.3 in 2002.

Stock Repurchase Plan

    The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company did not repurchase any shares in 2004. In prior years, the Company repurchased 469,000 shares for an aggregate price of $5.1, or an average of $10.80 per share, in 2003, and 285,000 shares for an aggregate price of $3.8, or an average of $13.38 per share, in 2002. Since the inception of the stock repurchase program, the Company has repurchased 12,293,000 of its shares for an aggregate price of $122.0, or an average of $9.92 per share. The Company immediately retired the repurchased shares. As of December 31, 2004, the Company had $28.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability.

Note 14:  Earnings per Common Share

    The reconciliation of basic and diluted weighted average common shares outstanding, in millions, is as follows:

    Years ended December 31,                                         2004          2003          2002
    ------------------------------------------------------------   --------      -------        -------
   Weighted average common shares (basic)........................     39.6          39.1           39.4
   Options and warrants..........................................      1.0           0.4            0.9
                                                                   -------       -------        -------

   Adjusted weighted average common shares (diluted).............     40.6          39.5           40.3
                                                                   =======       =======        =======


    Options to purchase 2,434,000, and 847,000 shares of common stock at December 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per common share because the effect of their inclusion would be antidilutive. There were no antidilutive options outstanding at December 31, 2004.

Note 15:  Employee Savings Plans

    The Company maintains a voluntary  employee savings plan adopted pursuant to
Section 401(k) of the Internal Revenue Code. The Company's contribution under the plan was $2.9, $3.1 and $2.9 in 2004, 2003 and 2002, respectively.

Note 16:  Post-Employment Benefit Costs

    The Company is obligated to provide post-employment benefits to certain key executives. Accordingly, the Company recognized $0.6, $1.4 and $1.5 of post-employment benefit costs in 2004, 2003 and 2002, respectively. The post-employment benefit costs were included within selling, general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2004, 2003 and 2002.

    The projected benefit obligation and accumulated benefit obligation were as follows:

   At December 31,                                    2004          2003
   ---------------------------------------------    -------       -------

   Projected benefit obligation.................     $  9.3         $ 8.1

   Accumulated benefit obligation...............     $  8.6         $ 7.3

Note 17:  Commitments and Contingent Liabilities

    Total rental expense for all operating leases amounted to $11.7 in 2004, $10.9 in 2003 and $8.1 in 2002.

    Minimum rental commitments for all non-cancelable operating leases are as follows:

    Years ending December 31,
   -----------------------------------------------------------
    2005......................................................    $   10.0
    2006......................................................         7.0
    2007......................................................         4.9
    2008......................................................         4.0
    2009......................................................         3.5
    Thereafter................................................         7.9
                                                                  --------
                                                                    $ 37.3
                                                                  ========

    The Company accrues severance expense for employees of its Italian subsidiaries, as required by Italian law. As of December 31, 2004 and 2003, the amounts were $3.1 and $2.7, respectively, and were included in other noncurrent liabilities in the accompanying consolidated balance sheets.

    The Company has entered into various short-term and long-term contracts for the purchase of raw materials, equipment, and property maintenance services. Commitments under these contracts are $9.0 in 2005 and $3.6 in 2006-2007. Although the Company is primarily liable for payments on its purchase commitments, management believes that the Company's exposure to losses, if any, under these arrangements is not material.

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

Note 18: Integration/Restructuring and Other Costs

    In 2003, the Company incurred $20.4 of integration/restructuring and other costs. Of this amount, $11.4 primarily pertained to: (1) the closing of several manufacturing plants in the U.S. and the U.K., countries which have experienced a migration of apparel manufacturing to lower-production-cost countries; and (2) headcount reductions, which resulted in a reduction of 320 manufacturing positions and 160 managerial and administrative personnel primarily in the U.S. and the U.K. In addition, the Company recognized $1.3 of integration/ restructuring and other costs in connection with the severance payment made to its former Chief Executive Officer. Lastly, the Company recognized non-cash charges of $7.7 to write off the remaining net book value of an Enterprise Resource Planning system and certain other fixed assets no longer in use.

    The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the year ended December 31, 2004:

                                          Beginning Balance                     Ending Balance
                                           January 1, 2004      Payments      December 31, 2004
                                          -----------------     --------      -----------------
   Severance..........................         $  1.4            $ (1.4)         $    --
   Termination of leases..............            1.1              (1.1)              --
                                               ------            ------          -------
                                               $  2.5            $ (2.5)         $    --
                                               ======            ======          =======

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

    The Company did not purchase any shares from the Chairman during the period in 2003 the Agreement had been in effect. During 2002, the Company purchased 399,000 shares from the Chairman for $6.4, or $15.96 per share. All of the shares purchased from the Chairman were retired.

Note 20:  Related Party Transaction

    The Company leases a manufacturing facility in Sayre, Pennsylvania, owned beneficially by the Company's Chairman, other family members and a trust. During 2004, the lease was extended through December 31, 2011, and amended to revise certain terms, including termination provisions. The annual rental expenses amounted $0.1 in 2004, 2003 and 2002.

Note 21:  Condensed Quarterly Financial Data (Unaudited)

                                                     First         Second           Third         Fourth
                                                    Quarter        Quarter         Quarter        Quarter
                                                   --------        --------        -------        -------
          2004
          Sales...............................      $ 188.8        $ 214.0         $ 194.2        $ 207.4
          Gross profit........................         72.3           84.0            75.1           80.3
          Operating income....................         14.0           23.3            15.9           19.3
          Net income..........................          8.7           15.8            10.2           12.7
          Basic earnings per share............         0.22           0.40            0.26           0.32
          Diluted earnings per share..........         0.22           0.39            0.25           0.31

          2003
          Sales...............................      $ 163.0        $ 183.6         $ 170.7        $ 194.7
          Gross profit........................         61.0           70.1            64.7           71.3
          Operating income....................          4.7           11.7             8.0            7.1
          Net income..........................          1.4            7.0             3.9            2.3
          Basic earnings per share............         0.04           0.18            0.10           0.06
          Diluted earnings per share..........         0.03           0.18            0.10           0.06

Note 22:  Subsequent Event

    In January 2005, the Company announced the consolidation of its U.S. Woven Label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. Manufacturing operations at its Hillsville, Virginia plant will be moved into the Weston, West Virginia facility. The Company anticipates that the closure of the Hillsville facility will be completed by December 31, 2005.

    The Company estimates that the closure of the Hillsville plant will result in (1) a charge of approximately $1.4 for severance benefits for the Company's 140 manufacturing employees and 30 customer service and administrative personnel, (2) a charge of approximately $0.4 for the relocation of machinery and equipment currently located at the Hillsville plant and (3) a charge of approximately $0.5 for other related costs, which include the costs associated with the manufacturing facility, the termination of the lease thereof and outplacement services for the Hillsville plant's employees. Accordingly, the Company expects that the estimated total cost associated with the closure of the Hillsville plant operation will be approximately $2.3. Of the estimated total cost, the Company estimates that the closure of the Hillsville plant will result in approximately $1.9 of cash expenditures.

                       PAXAR CORPORATION AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2004, 2003 and 2002
                                  (in millions)


                                                              Additions
                                                               Charged
                                                Balance at     to Costs
                                                 Beginning       and                                        Balance at
         Description                              of Year      Expenses      Other (1)     Deductions (2)   End of Year
-----------------------------------------------   -------      --------      ---------     --------------   -----------

Year ended December 31, 2004
   Allowance for doubtful accounts.............    $ 10.0       $  3.8       $   --            $  1.5          $ 12.3

Year ended December 31, 2003
   Allowance for doubtful accounts.............    $ 10.2       $  2.1       $  0.9            $  3.2          $ 10.0

Year ended December 31, 2002
   Allowance for doubtful accounts.............    $  9.3       $  3.7       $   --            $  2.8          $ 10.2

-------

(1) Allowance related to acquisitions.
(2) Write-off of uncollectible accounts, net of recoveries, and other.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Paxar Corporation

                             By: /s/ LARRY M. SEGALL
                             -----------------------------
                             Larry M. Segall
                             Vice President and Controller
                             (Principal Financial Officer)


Dated: March 15, 2005

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     By: /s/ ARTHUR HERSHAFT                       By: /s/ DAVID L. KOLB
     -----------------------                       ---------------------
     Arthur Hershaft                               David L. Kolb
     Chairman of the Board of Directors,           Director
     President and Chief Executive Officer         Dated: March 15, 2005
     (Principal Executive Officer)
     Dated: March 15, 2005                         By: /s/ THOMAS R. LOEMKER
                                                   -------------------------
                                                   Thomas R. Loemker
     By: /s/ JACK BECKER                           Director
     -------------------                           Dated: March 15, 2005
     Jack Becker
     Director
     Dated: March 15, 2005                         By: /s/ JAMES C. MCGRODDY
                                                   -------------------------
                                                   James C. McGroddy
     By: /s/ LEO BENATAR                           Director
     -------------------                           Dated: March 15, 2005
     Leo Benatar
     Director
     Dated: March 15, 2005                         By: /s/ DAVID E. MCKINNEY
                                                   -------------------------
                                                   David E. McKinney
     By: /s/ JOYCE F. BROWN                        Director
     ----------------------                        Dated: March 15, 2005
     Joyce F. Brown
     Director
     Dated: March 15, 2005                         By: /s/ JAMES R. PAINTER
                                                   ------------------------
                                                   James R. Painter
     By: /s/ HARVEY L. GANIS                       Director
     -----------------------                       Dated: March 15, 2005
     Harvey L. Ganis
     Director
     Dated: March 15, 2005                         By: /s/ ROGER M. WIDMANN
                                                   ------------------------
                                                   Roger M. Widmann
     By: /s/ VICTOR HERSHAFT                       Director
     -----------------------                       Dated: March 15, 2005
     Victor Hershaft
     Director
     Dated: March 15, 2005                         By: /s/ LARRY M. SEGALL
                                                   -----------------------
                                                   Larry M. Segall
                                                   Vice President and Controller
                                                   (Principal Financial Officer)
                                                   Dated: March 15, 2005