Form 10-Q
period 2005-03-31
PAXAR CORP
filed 2005-05-09
CIK 75681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended  March 31, 2005
                                    --------------
                                                     or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

 Common Stock, $0.10 par value: 40,475,427 shares outstanding as of May 3, 2005

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

    The consolidated financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ----------------------
                                                                              2005          2004
                                                                            -------       -------

                  Sales..................................................    $  187.2     $  188.8
                  Cost of sales..........................................       116.5        116.5
                                                                             --------     --------
                       Gross profit......................................        70.7         72.3
                  Selling, general and administrative expenses...........        60.3         58.3
                  Integration/restructuring and other costs..............         0.8           --
                                                                             --------     --------
                       Operating income..................................         9.6         14.0
                  Interest expense, net..................................         2.6          2.7
                                                                             --------     --------
                       Income before taxes...............................         7.0         11.3
                  Taxes on income........................................         1.6          2.6
                                                                             --------     --------
                       Net income........................................    $    5.4     $    8.7
                                                                             ========     ========
                  Basic earnings per share...............................    $   0.14     $   0.22
                                                                             ========     ========
                  Diluted earnings per share.............................    $   0.13     $   0.22
                                                                             ========     ========
                  Weighted average shares outstanding:
                    Basic................................................        39.7         39.3
                    Diluted..............................................        41.2         39.8




The accompanying notes are an integral part of the financial statements.


                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2005              2004
                                                                              -------------     ------------
                                                                               (UNAUDITED)
       ASSETS
       Current assets:
       Cash and cash equivalents..........................................       $   99.9         $   92.0
       Accounts receivable, net of allowances of $11.8 and $12.3 at
          March 31, 2005 and December 31, 2004, respectively..............          124.7            132.5
       Inventories........................................................          103.2            101.3
       Deferred income taxes..............................................           15.4             15.0
       Other current assets...............................................           16.5             18.1
                                                                                 --------         --------
                 Total current assets.....................................          359.7            358.9
                                                                                 --------         --------
       Property, plant and equipment, net.................................          168.0            169.9
       Goodwill and other intangible, net.................................          220.3            220.5
       Other assets.......................................................           24.8             24.4
                                                                                 --------         --------
       Total assets.......................................................       $  772.8         $  773.7
                                                                                 ========         ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
       Due to banks.......................................................       $    4.5         $    3.9
       Accounts payable and accrued liabilities...........................          108.8            116.6
       Accrued taxes on income............................................           12.1             11.2
                                                                                 --------         --------
                 Total current liabilities................................          125.4            131.7
                                                                                 --------         --------
       Long-term debt.....................................................          163.0            163.1
       Deferred income taxes..............................................           20.3             21.8
       Other liabilities..................................................           16.8             16.5
       Commitments and contingent liabilities
       Shareholders' equity:
       Preferred stock, $0.01 par value, 5,000,000 shares authorized
          and none issued.................................................             --               --
       Common stock, $0.10 par value, 200,000,000 shares authorized,
          40,267,063 and 39,644,756 shares issued and outstanding at
          March 31, 2005 and December 31, 2004, respectively..............            4.0              4.0
       Paid-in capital....................................................           21.9             14.7
       Retained earnings..................................................          398.3            392.9
       Accumulated other comprehensive income.............................           23.1             29.0
                                                                                 --------         --------
                 Total shareholders' equity...............................          447.3            440.6
                                                                                 --------         --------
       Total liabilities and shareholders' equity.........................       $  772.8         $  773.7
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



                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             --------------------
                                                                               2005          2004
                                                                             --------      ------
          OPERATING ACTIVITIES
           Net income....................................................    $    5.4      $    8.7
           Adjustments to reconcile net income to net cash provided
              by operating activities:
              Depreciation and amortization..............................         7.8           7.6
              Deferred income taxes......................................        (1.9)          0.1
              Write-off of property and equipment........................         0.4           0.2
           Changes in assets and liabilities, net of businesses acquired:
              Accounts receivable........................................         8.4          (2.4)
              Inventories................................................        (1.7)         (3.6)
              Other current assets.......................................         1.7          (2.9)
              Accounts payable and accrued liabilities...................        (8.5)         10.3
              Accrued taxes on income....................................         0.9            --
              Other, net.................................................        (1.0)         (1.6)
                                                                             --------      --------
              Net cash provided by operating activities..................        11.5          16.4
                                                                             --------      --------
          INVESTING ACTIVITIES
           Purchases of property and equipment...........................        (7.9)         (8.4)
           Acquisitions..................................................        (2.7)         (0.1)
           Proceeds from sale of property and equipment..................         0.1           0.1
           Other.........................................................         0.3           1.0
                                                                             --------      --------
              Net cash used in investing activities......................       (10.2)         (7.4)
                                                                             --------      --------
          FINANCING ACTIVITIES
           Net increase/(decrease) in short-term debt....................         0.6          (0.3)
           Additions to long-term debt...................................          --          44.3
           Reductions in long-term debt..................................        (0.1)        (71.5)
           Proceeds from common stock issued under employee
             stock option and stock purchase plans.......................         7.0           4.1
                                                                             --------      --------
              Net cash provided by/(used in) financing activities........         7.5         (23.4)
                                                                             --------      --------
          Effect of exchange rate changes on cash flows..................        (0.9)         (0.1)
                                                                             --------      --------
              Increase/(decrease) in cash and cash equivalents...........         7.9         (14.5)
          Cash and cash equivalents at beginning of year.................        92.0          64.4
                                                                             --------      --------
              Cash and cash equivalents at end of period.................    $   99.9      $   49.9
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

NOTE 2:  STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table presents pro forma net income and earnings per share as they would be calculated had the Company elected to adopt SFAS No. 123:


                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   -------------------
                                                                                     2005        2004
                                                                                   -------     -------
      Net income, as reported.................................................     $   5.4     $   8.7

      Add: Stock-based employee compensation expense included in the
      determination of net income as reported, net of related tax effects.....         0.2         --

      Deduct: Stock-based employee compensation expense determined under fair value based method for all awards granted, net of related
      tax effects.............................................................        (0.6)       (0.8)
                                                                                   -------      -----

      Pro forma net income....................................................     $   5.0     $   7.9
                                                                                   =======     =======

      Earnings per share:

          Basic - as reported.................................................     $  0.14     $  0.22

          Basic - pro forma...................................................     $  0.13     $  0.20

          Diluted - as reported...............................................     $  0.13     $  0.22

          Diluted - pro forma.................................................     $  0.12     $  0.20


    For the three months ended March 31, 2005 and 2004, the Company received proceeds of $7.0 and $3.8, respectively, from 622,000 and 514,000 common shares issued upon the exercise of options granted to key employees and directors.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" and requires that the items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning January 1, 2006. The Company believes that the adoption of SFAS No. 151 will not have a material impact on the Company's results of operations or financial condition.

    In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets - an amendment of APB Opinion No. 29." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning July 1, 2005. The Company believes that the adoption of SFAS No. 153 will not have a material impact on the Company's results of operations or financial condition.

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

    In April 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the date for compliance with SFAS No. 123(R). Under SFAS No. 123(R), the date for compliance would have been the first reporting period beginning after June 15, 2005, which is the third quarter of 2005 for calendar year companies. The SEC's new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins on or after June 15, 2005.

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

    The Company is in the process of evaluating the requirements of SFAS No. 123(R) and currently expects to adopt SFAS No. 123(R) beginning January 1, 2006; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, while the Company believes that the pro forma disclosures under "Stock-Based Compensation" above provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R), the total expense recognized in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.

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

    The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $26.8 and $33.2 for the three months ended March 31, 2005 and 2004, respectively.

    The Company formally designates and documents the hedging relationship and risk management objective for undertaking each hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

    The fair value of outstanding forward foreign exchange contracts at March 31, 2005 and December 31, 2004 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three months ended March 31, 2005 were not material. The notional value of outstanding forward foreign exchange contracts at March 31, 2005 and December 31, 2004, was $10.2 and $10.3, respectively.

    All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

NOTE 5:  INVENTORIES, NET

    Inventories are stated at the lower of cost or market value. The value of inventories determined using the last-in, first-out method was $12.3 and $11.7 as of March 31, 2005 and December 31, 2004, respectively. The value of all other inventories determined using the first-in, first-out method was $90.9 and $89.6 as of March 31, 2005 and December 31, 2004, respectively.

    The components of net inventories are as follows:


                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2005             2004
                                                                             -------------    ------------
       Raw materials......................................................      $   51.7         $   50.4
       Work-in-process....................................................           9.5              8.3
       Finished goods.....................................................          58.3             58.8
                                                                             -----------      -----------
                                                                                   119.5            117.5
       Allowance for obsolescence.........................................         (16.3)           (16.2)
                                                                             -----------      -----------
                                                                                $  103.2         $  101.3
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

    The changes in the carrying amounts of goodwill for the three months ended March 31, 2005 are as follows:

                                                      AMERICAS        EMEA      ASIA PACIFIC       TOTAL
                                                     ---------     --------     ------------    ----------
    Balance, January 1, 2005.....................    $   120.3      $  78.8        $  20.7      $   219.8
    Acquisitions.................................          2.1           --             --            2.1
    Translation adjustments......................           --         (2.2)            --           (2.2)
                                                     ----------      -------       ----------   ---------
    Balance, March 31, 2005......................    $   122.4      $  76.6        $  20.7      $   219.7
                                                     =========      ========       ========     =========


    In March 2005, the Company acquired the business and manufacturing assets of EMCO Labels, a manufacturer and distributor of a wide range of handheld and thermal labeling products, for $2.6. In connection with this acquisition, the Company recognized goodwill of $1.9, based on its preliminary allocation of the purchase price to the acquired assets and liabilities. This acquisition did not impact the Company's results of operations for the three months ended March 31, 2005.

    The Company's other intangible is as follows:


                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2005             2004
                                                                             -----------      -----------
       Noncompete agreement...............................................      $    1.7         $    1.7
       Accumulated amortization...........................................          (1.1)            (1.0)
                                                                             -----------      -----------
                                                                                $    0.6         $    0.7
                                                                             ===========      ===========


NOTE 7:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    A summary of accounts payable and accrued liabilities is as follows:

                                                                                MARCH 31,     DECEMBER 31,
                                                                                   2005           2004
                                                                             -----------      -----------
       Accounts payable.....................................................    $   46.0         $   48.0
       Accrued payroll costs................................................        15.9             19.5
       Accrued interest.....................................................         1.6              4.1
       Advance service contracts............................................         5.9              4.4
       Customer incentives..................................................         2.1              2.3
       Other accrued liabilities............................................        37.3             38.3
                                                                             -----------      -----------
                                                                                $  108.8         $  116.6
                                                                             ===========      ===========


NOTE 8:  LONG-TERM DEBT

    A summary of long-term debt is as follows:

                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2005             2004
                                                                             -----------      -----------
       6.74% Senior Notes due 2008........................................      $  150.0         $  150.0
       Economic Development Revenue Bonds due 2011 and 2019...............          13.0             13.0
       Other..............................................................            --              0.1
                                                                             -----------       -----------
                                                                                $  163.0         $  163.1
                                                                             ===========       ===========

NOTE 9:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is as follows:

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                   2005          2004
                                                                                --------      --------
        Interest...........................................................     $    5.1      $    5.5
                                                                                ========      ========
        Income taxes.......................................................     $    1.3      $    2.5
                                                                                ========      ========

NOTE 10: COMPREHENSIVE (LOSS)/INCOME

    Comprehensive (loss)/income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                   2005          2004
                                                                                --------      --------
       Net income...........................................................    $    5.4      $    8.7
       Foreign currency translation adjustments.............................        (5.8)         (2.0)
       Unrealized loss on derivatives.......................................        (0.1)           --
                                                                                --------      --------
       Comprehensive (loss)/income..........................................    $   (0.5)     $    6.7
                                                                                ========      ========



NOTE 11: EARNINGS PER SHARE

    The reconciliation of basic and diluted weighted average common shares outstanding is as follows:


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                   2005          2004
                                                                                --------      --------
       Weighted average common shares (basic)...............................        39.7         39.3
       Options..............................................................         1.5          0.5
                                                                                --------      --------
       Adjusted weighted average common shares (diluted)....................        41.2         39.8
                                                                                ========      ========


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


                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ----------------------
                                                                                   2005          2004
                                                                                --------      --------
       Sales to unaffiliated customers:
       Americas.............................................................    $   81.7      $   85.5
       EMEA.................................................................        53.0          57.2
       Asia Pacific.........................................................        52.5          46.1
                                                                                --------      --------
            Total...........................................................    $  187.2      $  188.8
                                                                                ========      ========
       Intersegment sales:
       Americas.............................................................    $   16.9      $   14.4
       EMEA.................................................................        10.0          11.8
       Asia Pacific.........................................................         5.5           4.3
       Eliminations.........................................................       (32.4)        (30.5)
                                                                                --------      --------
            Total...........................................................    $     --      $     --
                                                                                ========      ========

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                   2005          2004
                                                                                --------      --------
       Income before taxes (a):
       Americas (b).........................................................    $    7.0      $    6.4
       EMEA.................................................................         1.7           4.2
       Asia Pacific.........................................................         6.4           7.6
                                                                                --------      --------
                                                                                    15.1          18.2
       Corporate expenses...................................................        (5.4)         (4.1)
       Amortization of other intangible.....................................        (0.1)         (0.1)
                                                                                --------      --------
            Operating income................................................         9.6          14.0
       Interest expense, net................................................        (2.6)         (2.7)
                                                                                --------      --------
            Total...........................................................    $    7.0      $   11.3
                                                                                ========      ========

        (a)Certain reclassifications have been made to prior period's income before taxes to conform to the presentation used in the current period.

        (b)For the three months ended March 31, 2005, Americas included integration/restructuring and other costs of $0.8.

       Depreciation and amortization:
       Americas.............................................................    $    3.1      $    3.4
       EMEA.................................................................         2.3           2.3
       Asia Pacific.........................................................         2.1           1.5
                                                                                --------      --------
                                                                                     7.5           7.2
       Corporate............................................................         0.3           0.4
                                                                                --------      --------
            Total...........................................................    $    7.8      $    7.6
                                                                                ========      ========

       Capital expenditures:
       Americas.............................................................    $    2.0      $    2.6
       EMEA.................................................................         1.3           1.3
       Asia Pacific.........................................................         4.5           4.4
                                                                                --------      --------
                                                                                     7.8           8.3
       Corporate............................................................         0.1           0.1
                                                                                --------      --------
            Total...........................................................    $    7.9      $    8.4
                                                                                ========      ========


                                                                                 MARCH 31,   DECEMBER 31,
                                                                                   2005          2004
                                                                                ----------   ------------
       Long-lived assets:
       Americas.............................................................    $    193.8    $    193.9
       EMEA.................................................................         125.8         130.8
       Asia Pacific.........................................................          63.5          61.5
                                                                                ----------    ----------
                                                                                     383.1         386.2
       Corporate............................................................           5.2           4.2
                                                                                ----------    ----------
            Total...........................................................    $    388.3    $    390.4
                                                                                ==========    ==========
       Total assets:
       Americas.............................................................    $    298.9    $    301.1
       EMEA.................................................................         237.0         243.1
       Asia Pacific.........................................................         147.7         150.9
                                                                                ----------    ----------
                                                                                     683.6         695.1
       Corporate............................................................          89.2          78.6
                                                                                ----------    ----------
            Total...........................................................    $    772.8    $    773.7
                                                                                ==========    ==========


    The following table presents sales by product:


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                   2005          2004
                                                                                --------      --------
       Apparel Identification Products......................................    $  129.1      $  132.4
       Bar Code and Pricing Solutions.......................................        58.1          56.4
                                                                                --------      --------
            Total...........................................................    $  187.2      $  188.8
                                                                                ========      ========

    The Company derived sales in the United States of $61.1, or 32.7% of the total sales, for the three months ended March 31, 2005, and $66.1, or 35.0% of the total sales, for the three months ended March 31, 2004. In addition, the Company's long-lived assets in the United States as of March 31, 2005 and December 31, 2004, amounted to $161.6 and $161.1, respectively.

    No customer accounted for more than 10% of the Company's revenues or accounts receivable for the three months ended March 31, 2005 or 2004.

NOTE 13: INTEGRATION/RESTRUCTURING AND OTHER COSTS

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

    During the first quarter of 2005, the Company recognized a pre-tax charge of $0.8 in connection with the closure of the Hillsville plant. The amount pertained to (1) a charge of $0.5 for severance benefits for 80 manufacturing employees and 5 customer service and administrative personnel, (2) a charge of $0.2 for the relocation of machinery and equipment and (3) a charge of $0.1 for other related costs.

     The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the three months ended March 31, 2005:


                                           BALANCE,                                  BALANCE,
                                       JANUARY 1, 2005    EXPENSES    PAYMENTS    MARCH 31, 2005
                                       ---------------    --------    --------    --------------
       Severance.....................    $      --        $    0.5    $  (0.3)      $      0.2
       Other costs...................           --             0.3       (0.3)              --
                                         -----------      --------    --------      -----------
                                         $      --        $    0.8    $  (0.6)      $      0.2
                                         ===========      ========    ========      ===========

    In April 2005, the Company announced that it is in the process of evaluating a series of initiatives that will improve margins and lower costs in its EMEA region in light of recent volume declines in Europe primarily due to softening of the economy, notably in the retail and apparel manufacturing industries. Presently, the Company anticipates those initiatives will result in the consolidation of certain European operations and headcount reductions with estimated charges of approximately $2.5 over the balance of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    All amounts in the following discussion are stated in millions, except headcount.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management has identified the following policies and estimates as critical to the Company's business operations and the understanding of the Company's results of operations. Note that the preparation of this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

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

    The Company periodically enters into multiple element arrangements whereby it may provide a combination of products and services. Revenue from each element is recorded when the following conditions exist: (1) the product or service provided represents a separate earnings process; (2) the fair value of each element can be determined separately; and (3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles applicable to each element as if it were one arrangement, generally on a straight-line basis. In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The Company determined that the adoption of EITF No. 00-21 did not have a material impact on its results of operations or financial condition.

SALES RETURNS AND ALLOWANCES

    Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the three months ended March 31, 2005 and 2004, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Management makes judgments, based on established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable, and establishes an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes customer specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $124.7, net of allowances of $11.8, at March 31, 2005, and $132.5, net of allowances of $12.3, at December 31, 2004.

INVENTORIES

    Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $12.3 and $11.7 as of March 31, 2005 and December 31, 2004, respectively. The value of all other inventories determined using the first-in, first-out method was $90.9 and $89.6 as of March 31, 2005 and December 31, 2004, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. There were no significant impairment losses related to long-lived assets for the three months ended March 31, 2005 and 2004.

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

    On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 (the "Act"). The Act provides, among other things, a special one-time dividends received deduction for certain earnings from outside the U.S. that are repatriated (as defined in the Act) on or before December 31, 2005. Currently, the Company is evaluating the effects of the Act and has not yet determined whether the Company will take advantage of the earnings repatriation provision of the Act. The Company estimates that the range of possible amounts of undistributed foreign earnings that may be repatriated to be $0 to $235. The related potential range of income tax effects of such repatriation under the earnings repatriation provision of the Act is estimated to be $0 to $7.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005, AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004

OVERVIEW

    In order to better serve a customer base consisting predominantly of retailers, branded apparel companies and contract manufacturers, the Company has organized its operations into three geographic segments consisting of the following:

    (1) The Company's operations principally in North America and Latin America ("Americas");
    (2) Europe, the Middle East and Africa ("EMEA"); and
    (3) The Asia Pacific region ("Asia Pacific")

    The Company's results of operations for the three months ended March 31, 2005 and 2004, in dollars and as a percent of sales, are presented below:


                                                                          THREE MONTHS ENDED
                                                             ---------------------------------------------
                                                               MARCH 31, 2005           MARCH 31, 2004
                                                             --------------------     --------------------
       Sales.............................................     $  187.2    100.0%       $  188.8    100.0%
       Cost of sales.....................................        116.5     62.2           116.5     61.7
                                                              --------  -------        --------  -------
           Gross profit..................................         70.7     37.8            72.3     38.3
       Selling, general and administrative expenses......         60.3     32.3            58.3     30.9
       Integration/restructuring and other costs.........          0.8      0.4              --       --
                                                              --------  -------        --------  -------
           Operating income..............................          9.6      5.1            14.0      7.4
       Interest expense, net.............................          2.6      1.4             2.7      1.4
                                                              --------  -------        --------  -------
           Income before taxes...........................          7.0      3.7            11.3      6.0
       Taxes on income...................................          1.6      0.8             2.6      1.4
                                                              --------  -------        --------  -------
           Net income....................................     $    5.4      2.9%       $    8.7      4.6%
                                                              ========  =======        ========  =======


    For the three months ended March 31, 2005, the Company's sales declined $1.6, or 0.8%, to $187.2, compared with $188.8 for the three months ended March 31, 2004. The sales decline was driven by a $4.0 decline in organic sales, which excludes acquisitions, offset by the favorable impact of changes in foreign exchange rates of $2.4. Management notes that in the first quarter of 2005, the anticipated sales upswing in March was not fully realized primarily due to softness in European markets. In addition, the Company experienced some weakness in the U.S. apparel markets.

SALES

     The following table presents sales by geographic operating segment:

                                                                          THREE MONTHS ENDED
                                                             ---------------------------------------------
                                                                MARCH 31, 2005          MARCH 31, 2004
                                                             ---------------------    --------------------
       Americas..........................................     $   81.7     43.7%       $   85.5     45.3%
       EMEA..............................................         53.0     28.3            57.2     30.3
       Asia Pacific......................................         52.5     28.0            46.1     24.4
                                                              --------  -------        --------  -------
           Total.........................................     $  187.2    100.0%       $  188.8    100.0%
                                                              ========  =======        ========  =======


    Americas' sales include sales delivered through the Company's operations principally in North America and Latin America. Sales decreased $3.8, or 4.4%, to $81.7 for the three months ended March 31, 2005, compared with $85.5 for the three months ended March 31, 2004. The decrease was attributable to a decline in organic sales of $4.1, offset by the favorable impact of changes in foreign exchange rates of $0.3. Management attributes the decline in organic sales to the softening in the U.S. retail and apparel manufacturing industries. Additionally, many of the Company's customers continued to move their production outside the U.S., where they have realized labor cost and operating performance efficiencies. This has resulted in a shift in sales mix primarily to Latin America and the Asia Pacific region.

    EMEA's sales, which include sales delivered through the Company's operations in 12 European countries, the Middle East and Africa, decreased $4.2, or 7.3%, to $53.0 for the three months ended March 31, 2005, compared with $57.2 for the three months ended March 31, 2004. The decrease was attributable to a decline in organic sales of $6.3, offset by the favorable impact of changes in foreign exchange rates of $2.1. Management believes that the weakness in economic and retail conditions in EMEA dampened overall customer demand, which in turn put pressure on EMEA's sales in the first quarter of 2005. In addition, the Company experienced sales migration to Asia Pacific as manufacturers sought to reduce labor costs.

    Asia Pacific consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, South Korea, Bangladesh, Indonesia, Malaysia, Vietnam and India. Sales increased $6.4, or 13.9%, to $52.5 for the three months ended March 31, 2005, compared with $46.1 for the three months ended March 31, 2004. The entire increase was attributable to organic sales growth. The Company's operations in this region have continued to benefit from the steady migration of many of the Company's customers that have moved their production outside the U.S. and Western Europe to minimize labor costs and maximize operating performance efficiencies.

GROSS PROFIT

    Gross profit was $70.7, or 37.8% of sales, for the three months ended March 31, 2005, compared with $72.3, or 38.3% of sales, for the three months ended March 31, 2004. The lower gross margin was primarily the result of the under-absorption of fixed factory overhead costs. Management's ongoing strategy includes implementing process improvements to reduce costs in all of the Company's manufacturing facilities, re-deploying assets to manage production capacity, and expanding production in new and emerging markets in order to minimize labor costs and maximize operating performance efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A) EXPENSES

    SG&A expenses were $60.3 for the three months ended March 31, 2005, compared with $58.3 for the three months ended March 31, 2004. As a percent of sales, SG&A expenses were 32.3% for the three months ended March 31, 2005, compared with 30.9% for the three months ended March 31, 2004. The increase in spending was primarily attributable to the negative impact of changes in foreign exchange rates and incremental costs incurred as a result of regulatory requirements under the Sarbanes-Oxley Act of 2002.

INTEGRATION/RESTRUCTURING AND OTHER COSTS

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

    During the first quarter of 2005, the Company recognized a pre-tax charge of $0.8 in connection with the closure of the Hillsville plant. The amount pertained to (1) a charge of $0.5 for severance benefits for 80 manufacturing employees and 5 customer service and administrative personnel, (2) a charge of $0.2 for the relocation of machinery and equipment and (3) a charge of $0.1 for other related costs.

OPERATING INCOME

    Operating income was $9.6, or 5.1% of sales, for the three months ended March 31, 2005, compared with $14.0, or 7.4% of sales, for the three months ended March 31, 2004. On a reportable segment basis, exclusive of corporate expenses and amortization of other intangible, operating income, as a percent of sales, was as follows:



                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ----------------------
                                                                    2005          2004
                                                                 --------      --------
       Americas..............................................       8.6%          7.5%
       EMEA..................................................       3.2           7.3
       Asia Pacific..........................................      12.2          16.5

    Americas included integration/restructuring and other costs, as a percent of sales, of 1.0% for the three months ended March 31, 2005.

    EMEA's operating income, as a percent of sales, decreased to 3.2% for the three months ended March 31, 2005, compared with 7.3% for the three months ended March 31, 2004. The decrease primarily resulted from a combination of the downturn in EMEA's sales volume and its fixed cost base.

    Asia Pacific's operating income, as a percent of sales, decreased to 12.2% for the three months ended March 31, 2005, compared with 16.5% for the three months ended March 31, 2004. The decrease was primarily attributable to the under-absorption of fixed factory overhead costs.

INTEREST EXPENSE, NET

    Interest expense, net of interest income on invested cash, was $2.6 for the three months ended March 31, 2005, compared with $2.7 for the three months ended March 31, 2004. The decrease was primarily attributable to lower average borrowings under the Company's revolving credit facility.

TAXES ON INCOME

    The effective tax rate for each of the three months ended March 31, 2005 and 2004 was 23.0%. The rate is based on management's estimates of the geographic mix of projected pre-tax income, the timing and amounts of foreign dividends, and state and local taxes. In the event that actual results differ from these estimates or these estimates change in future periods, the Company may need to adjust the rate, which could materially impact its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents summary cash flow information for the periods indicated:



                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 ----------------------
                                                                    2005          2004
                                                                 --------      --------
       Net cash provided by operating activities.............    $   11.5      $   16.4
       Net cash used in investing activities.................       (10.2)         (7.4)
       Net cash provided by/(used in) financing activities...         7.5         (23.4)
                                                                 --------      --------
          Increase/(decrease) in cash and cash equivalents (a)   $    8.8      $  (14.4)
                                                                 ========      ========

----------

(a) Before the effect of exchange rate changes on cash flows.

OPERATING ACTIVITIES

    Cash provided by operating activities is the Company's primary source of funds to finance operating needs and growth opportunities. Effective August 4, 2004, at the Company's request, its revolving credit agreement ("Credit Agreement") was amended to reduce the total commitment under the facility from $150 to $50. In the event of an additional financing need, the Company believes that the Credit Agreement can be amended to increase the total commitment up to $150. The Credit Agreement is available to provide additional liquidity for capital and other specific-purpose expenditures. Net cash provided by operating activities was $11.5 for the three months ended March 31, 2005, compared with $16.4 for the three months ended March 31, 2004. Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future supplemented by availability under the Credit Agreement to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

    Working capital and the corresponding current ratio were $234.3 and 2.9:1 at March 31, 2005, compared with $227.2 and 2.7:1 at December 31, 2004. The increase in working capital resulted from increases in cash and cash equivalents, inventories and deferred income taxes, and decreases in accounts payable and accrued liabilities, offset by decreases in accounts receivable and other current assets, and increases in amounts due to banks and accrued taxes on income.

INVESTING ACTIVITIES

    For the three months ended March 31, 2005 and 2004, the Company incurred $7.9 and $8.4, respectively, of capital expenditures to acquire production machinery, expand capacity, install system upgrades and continue with its growth and expansion of Company operations in the emerging markets of Latin America, EMEA and Asia Pacific. The capital expenditures were funded by cash provided by operating activities. In addition, during the first quarter of 2005, the Company acquired the business and manufacturing assets of EMCO Labels, a manufacturer and distributor of a wide range of handheld and thermal labeling products, for $2.6.

    During the first quarter of 2004, the Company received proceeds of $1.0 from the sale of its 10% equity interest in Disc Graphics, Inc., a diversified manufacturer and printer of specialty paperboard packaging.

FINANCING ACTIVITIES

    The components of total capital as of March 31, 2005 and December 31, 2004, respectively, are presented below:



                                                                                MARCH 31,    DECEMBER 31,
                                                                                  2005           2004
                                                                             -------------   -------------
       Due to banks.......................................................      $    4.5         $    3.9
       Long-term debt.....................................................         163.0            163.1
                                                                             -----------      -----------
           Total debt.....................................................         167.5            167.0
       Shareholders' equity...............................................         447.3            440.6
                                                                             -----------      -----------
           Total capital..................................................      $  614.8         $  607.6
                                                                             ===========      ===========
       Total debt as a percent of total capital...........................          27.2%            27.5%
                                                                             ===========      ===========

    Management believes that the borrowings available under the Company's Credit Agreement provide sufficient liquidity to supplement the Company's operating cash flow. For the three months ended March 31, 2005 and 2004, net borrowings/ (repayments) of the Company's outstanding debt were $0.5 and $(27.5), respectively.

    The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the three months ended March 31, 2005 and 2004, the Company received proceeds of $7.0 and $4.1, respectively, from common stock issued under its employee stock option and stock purchase plans.

    The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company did not repurchase any shares during the three months ended March 31, 2005 and 2004. As of March 31, 2005, the Company had $28.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability. The Company believes that funds from future operating cash flows and funds available under its Credit Agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

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

    Under the Credit Agreement, the Company pays a facility fee determined by reference to the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The applicable percentage for the facility fee at March 31, 2005 was 0.275%. Borrowings under the Credit Agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (5.75% at March 31, 2005 and 5.25% at December 31, 2004), and are guaranteed by certain domestic subsidiaries of the Company.

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

RECENT DEVELOPMENT

    In April 2005, the Company announced that it is in the process of evaluating a series of initiatives that will improve margins and lower costs in its EMEA region in light of recent volume declines in Europe primarily due to softening of the economy, notably in the retail and apparel manufacturing industries. Presently, the Company anticipates those initiatives will result in the consolidation of certain European operations and headcount reductions with estimated charges of approximately $2.5 over the balance of the year.

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

    The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $26.8 and $33.2 for the three months ended March 31, 2005 and 2004, respectively.

    The following table summarizes as of March 31, 2005, the Company's forward foreign exchange contracts by currency. All of the Company's forward foreign exchange contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments:


                                                                         Contract Amounts (in thousands)
                                                                       ------------------------------------     Fair Value
                                                                           Receive               Pay            (US$ 000's)
                                                                       ----------------    ----------------    ------------
   Contracts to receive US$/pay euro ("EUR").......................    US$         245     (EUR)      184        $     7
   Contract to receive US$/pay British pounds ("GBP")..............    US$       5,603     (GBP)    2,977        $    10
   Contract to receive US$/pay Moroccan dirham ("MAD").............    US$         136     (MAD)    1,161        $     1
   Contracts to receive GBP/pay US$................................    (GBP)       100     US$        191        $    (3)
   Contracts to receive GBP/pay EUR................................    (GBP)       158     (EUR)      228        $    11
   Contract to receive GBP/pay MAD.................................    (GBP)       611     (MAD)    9,849        $     1
   Contracts to receive EUR/pay US$................................    (EUR)     1,656     US$      2,187        $   (55)
   Contract to receive EUR/pay MAD.................................    (EUR)       330     (MAD)    3,707        $    (6)
   Contract to receive Hong Kong $ ("HK$")/pay EUR.................    (HK$)       114     (EUR)       11        $     -

    A 10% change in interest rates affecting the Company's floating rate debt instruments would have an immaterial impact on the Company's pre-tax earnings and cash flows over the next fiscal year. Such a move in interest rates would have a minimal impact on the fair value of the Company's floating rate debt instruments.

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

    There were no significant changes in the Company's exposure to market risk for the three months ended March 31, 2005 and 2004.

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Except for historical information, the Company's reports to the Securities and Exchange Commission ("SEC") on Form 10-K, Form 10-Q and Form 8-K and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" concerning the Company's objectives and expectations with respect to gross profit, expenses, operating performance, capital expenditures and cash flows. The Company's success in achieving its objectives and expectations is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. Among others, the risks and uncertainties include:

o Worldwide economic and other business conditions that could affect demand for the Company's products in the U.S. or international markets;
o Rate of migration of garment manufacturing industry from the U.S. and Western Europe;
o    The  mix  of  products  sold  and  the  profit  margins  thereon;
o    Order cancellation or a reduction in orders from customers;
o    Competitive product offerings and pricing actions;
o    The availability and pricing of key raw materials;
o    The level of manufacturing productivity; and
o    Dependence on key members of management.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The information required by this Item is set forth under the heading "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations, above, which information is hereby incorporated by reference.

ITEM 4.  CONTROLS AND PROCEDURES.

    DISCLOSURE CONTROLS AND PROCEDURES. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). The Company's Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that its disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in its SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting identified in connection with the assessment that occurred during the first quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit 10.1 Employment Agreement, dated April 21, 2005, between Paxar Corporation and Robert P. van der Merwe.(A)

Exhibit 10.2 Change of Control Employment Agreement, dated April 26, 2005, by and between Paxar Corporation and Robert P. van der Merwe.(B)

Exhibit 31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) or 18 U.S.C. 1350.

Exhibit 32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) or 18 U.S.C. 1350.

----------

(A) Incorporated herein by reference from Item 1.01 of the Registrant's Current Report on Form 8-K dated April 21, 2005.

(B) Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 26, 2005.

                                   SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           PAXAR CORPORATION
                                           --------------------------------
                                           (Registrant)




                                           BY: /S/ JAMES R. PAINTER
                                           --------------------------------
                                           Interim Executive Vice President
                                           and Chief Financial Officer



                                           MAY 9, 2005
                                           --------------------------------
                                           Date