Form 10-Q
period 2005-06-30
PAXAR CORP
filed 2005-08-09
CIK 75681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 2005

                        or

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934



     For the transition period from ____________ to _____________




                         Commission File Number: 1-9493


                                PAXAR CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             NEW YORK                            13-5670050
----------------------------------------     -------------------
 (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)            Identification No.)




       105 CORPORATE PARK DRIVE
       WHITE PLAINS, NEW YORK                       10604
-----------------------------------------         ----------
 (Address of principal executive offices)         (Zip Code)



                                  914-697-6800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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



         Common Stock, $0.10 par value: 40,666,385 shares outstanding as of August 5, 2005

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

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                      JUNE 30,         JUNE 30,
                                               ------------------  -----------------
                                                  2005      2004      2005      2004
                                               --------  --------  -------   -------
Sales ......................................   $ 214.5   $ 214.0   $ 401.7   $ 402.8
Cost of sales ..............................     130.7     130.0     247.2     246.5
                                               -------   -------   -------   -------
     Gross profit ..........................      83.8      84.0     154.5     156.3
Selling, general and administrative expenses      60.4      60.7     120.7     119.0
Integration/restructuring and other costs ..       1.8        --       2.6        --
                                               -------   -------   -------   -------
     Operating income ......................      21.6      23.3      31.2      37.3
Interest expense, net ......................       2.4       2.8       5.1       5.5
                                               -------   -------   -------   -------
     Income before taxes ...................      19.2      20.5      26.1      31.8
Taxes on income ............................       4.8       4.7       6.4       7.3
                                               -------   -------   -------   -------
     Net income ............................   $  14.4   $  15.8   $  19.7   $  24.5
                                               =======   =======   =======   =======
Basic earnings per share ...................   $  0.36   $  0.40   $  0.49   $  0.62
                                               =======   =======   =======   =======
Diluted earnings per share .................   $  0.35   $  0.39   $  0.48   $  0.61
                                               =======   =======   =======   =======
Weighted average shares outstanding:
  Basic ....................................      40.5      39.7      40.1      39.5
  Diluted ..................................      41.2      40.5      41.2      40.1




The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             June 30, December 31,
                                                               2005      2004
                                                             --------- --------
                                                            (unaudited)
ASSETS
Current assets:
Cash and cash equivalents ...................................   $103.7   $ 92.0
Accounts receivable, net of allowances of $11.4 and $12.3 at
   June 30, 2005 and December 31, 2004, respectively ........    134.5    132.5
Inventories .................................................    104.2    101.3
Deferred income taxes .......................................     15.2     15.0
Other current assets ........................................     18.9     18.1
                                                                ------   ------
          Total current assets ..............................    376.5    358.9
                                                                ------   ------
Property, plant and equipment, net ..........................    168.7    169.9
Goodwill and other intangible, net ..........................    222.0    220.5
Other assets ................................................     24.1     24.4
                                                                ------   ------
Total assets ................................................   $791.3   $773.7
                                                                ======   ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks ................................................   $  4.5   $  3.9
Accounts payable and accrued liabilities ....................    118.5    116.6
Accrued taxes on income .....................................     12.4     11.2
                                                                ------   ------
          Total current liabilities .........................    135.4    131.7
                                                                ------   ------
Long-term debt ..............................................    163.0    163.1
Deferred income taxes .......................................     19.9     21.8
Other liabilities ...........................................     16.7     16.5

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized
   and none issued ..........................................       --       --
Common stock, $0.10 par value, 200,000,000 shares authorized,
   40,619,785 and 39,644,756 shares issued and outstanding at
   June 30, 2005 and December 31, 2004, respectively ........      4.1      4.0
Paid-in capital .............................................     26.8     14.7
Retained earnings ...........................................    412.6    392.9
Accumulated other comprehensive income ......................     12.8     29.0
                                                                ------   ------
          Total shareholders' equity ........................    456.3    440.6
                                                                ------   ------
Total liabilities and shareholders' equity ..................   $791.3   $773.7
                                                                ======   ======



The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                  Six Months Ended
                                                                       June 30,
                                                                  ------------------
                                                                    2005      2004
                                                                  -------   --------
OPERATING ACTIVITIES
 Net income ...................................................   $ 19.7    $ 24.5
 Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization .............................     15.9      15.1
    Deferred income taxes .....................................     (2.1)      0.3
    Gain on sale of property and equipment, net ...............       --      (0.6)
    Write-off of property and equipment .......................      0.4       0.9
 Changes in assets and liabilities, net of businesses acquired:
    Accounts receivable .......................................      0.5     (11.6)
    Inventories ...............................................     (0.8)     (3.2)
    Other current assets ......................................     (0.9)     (1.7)
    Accounts payable and accrued liabilities ..................     (0.2)     18.9
    Accrued taxes on income ...................................      1.2       1.9
    Other, net ................................................     (5.4)     (2.2)
                                                                   -----    ------
    Net cash provided by operating activities .................     28.3      42.3
                                                                   -----    ------
INVESTING ACTIVITIES
 Purchases of property and equipment ..........................    (14.8)    (15.2)
 Acquisitions .................................................    (12.6)     (0.1)
 Proceeds from sale of property and equipment .................      0.1       0.8
 Other ........................................................      0.3       1.0
                                                                   -----     -----
    Net cash used in investing activities .....................    (27.0)    (13.5)
                                                                   -----     -----
FINANCING ACTIVITIES
 Net increase in short-term debt ..............................      0.3        --
 Additions to long-term debt ..................................       --      44.3
 Reductions in long-term debt .................................     (0.1)    (71.5)
 Proceeds from common stock issued under employee
   stock option and stock purchase plans ......................     12.0       4.1
                                                                   -----     -----
    Net cash provided by/(used in) financing activities .......     12.2     (23.1)
                                                                   -----     -----
Effect of exchange rate changes on cash flow ..................     (1.8)     (0.7)
                                                                   -----     -----
Increase in cash and cash equivalents .........................     11.7       5.0
Cash and cash equivalents at beginning of year ................     92.0      64.4
                                                                  ------    ------
Cash and cash equivalents at end of period ....................   $103.7    $ 69.4
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


                                               Three Months Ended     Six Months Ended
                                                     June 30,             June 30,
                                               ------------------    -----------------
                                                 2005      2004        2005     2004
                                               --------  --------    --------  -------
Net income, as reported ......................   $ 14.4    $ 15.8    $ 19.7    $ 24.5

Add: Stock-based employee compensation
expense included in the determination of net
income as reported, net of related tax effects       --        --       0.2        --

Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards granted, net of related
tax effects ..................................     (1.0)     (1.3)     (1.6)     (2.2)
                                                 ------    ------    ------    ------
Pro forma net income .........................   $ 13.4    $ 14.5    $ 18.3    $ 22.3
                                                 ======    ======    ======    ======
Earnings per share:
    Basic - as reported ......................   $ 0.36    $ 0.40    $ 0.49    $ 0.62
    Basic - pro forma ........................   $ 0.34    $ 0.36    $ 0.46    $ 0.57

    Diluted - as reported ....................   $ 0.35    $ 0.39    $ 0.48    $ 0.61
    Diluted - pro forma ......................   $ 0.32    $ 0.36    $ 0.45    $ 0.56


    For the six months ended June 30, 2005 and 2004, the Company received proceeds of $11.8 and $3.8, respectively, from 963,000 and 514,000 common shares issued upon the exercise of options granted to key employees and directors.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" and requires that items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning January 1, 2006. The Company believes that the adoption of SFAS No. 151 will not have a material impact on the Company's results of operations or financial condition.

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

    The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $15.1 and $34.0 for the three months ended June 30, 2005 and 2004, respectively, and $41.9 and $43.0 for the six months ended June 30, 2005 and 2004, respectively.

    The Company formally designates and documents the hedging relationship and risk management objective for undertaking each hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

    The fair value of outstanding forward foreign exchange contracts at June 30, 2005 and December 31, 2004 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three and six months ended June 30, 2005 were not material. The notional value of outstanding forward foreign exchange contracts at June 30, 2005 and December 31, 2004, was $8.7 and $10.3, respectively.

    All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

NOTE 5:  INVENTORIES, NET

    Inventories are stated at the lower of cost or market value. The value of inventories determined using the last-in, first-out method was $11.0 and $11.7 as of June 30, 2005 and December 31, 2004, respectively. The value of all other inventories determined using the first-in, first-out method was $93.2 and $89.6 as of June 30, 2005 and December 31, 2004, respectively.

    The components of net inventories are as follows:

                                                     June 30,     December 31,
                                                       2005            2004
                                                     --------      ------------
       Raw materials................................$  52.0           $ 50.4
       Work-in-process..............................    9.9              8.3
       Finished goods...............................   58.9             58.8
                                                    -------           ------
                                                      120.8            117.5
       Allowance for obsolescence...................  (16.6)           (16.2)
                                                    -------           -------
                                                    $ 104.2           $101.3
                                                    =======           ======
NOTE 6:  GOODWILL AND OTHER INTANGIBLE, NET

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

    The changes in the carrying amounts of goodwill for the six months ended June 30, 2005 are as follows:


                                                       Americas      EMEA    Asia Pacific  Total
                                                       --------      -----   ------------  ------
     Balance, January 1, 2005.....................       $120.3      $78.8      $20.7      $219.8
     Acquisitions.................................          2.1         --        4.6         6.7
     Translation adjustments......................           --       (5.0)       --         (5.0)
                                                         ------     ------      -----      ------
     Balance, June 30, 2005.......................       $122.4      $73.8      $25.3      $221.5
                                                         ======      =====      =====      =======

    On June 16, 2005, the Company acquired the remaining 50% interest of a joint venture located in India for $10.5 ("Paxar India"). Paxar India is a full service provider of apparel identification products, including woven, printed and bar code labels, and merchandising tags for retailers and apparel customers manufacturing in India. In connection with this acquisition, the Company recognized goodwill of $4.6, based on its preliminary allocation of purchase price to the fair value of net assets acquired.

    In March 2005, the Company acquired the business and manufacturing assets of EMCO Labels ("EMCO"), a manufacturer and distributor of a wide range of handheld and thermal labeling products, for $2.6. In connection with this acquisition, the Company recognized goodwill of $1.9, based on its preliminary allocation of the purchase price to the acquired assets and liabilities.

    The consolidated statements of earnings reflect the results of operation for each of Paxar India and EMCO since their respective effective date of purchase. The pro forma impact of these acquisitions was not significant.

    The Company's other intangible is as follows:


                                                                                June 30,       December 31,
                                                                                  2005             2004
                                                                                --------       -------------
       Noncompete agreement...............................................       $   1.7          $ 1.7
       Accumulated amortization...........................................          (1.2)          (1.0)
                                                                                 -------          ------
                                                                                 $   0.5          $ 0.7
                                                                                 =======          ======


NOTE 7:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    A summary of accounts payable and accrued liabilities is as follows:


                                                                                June 30,        December 31,
                                                                                  2005              2004
                                                                                ---------       ------------
       Accounts payable.....................................................    $   52.3         $   48.0
       Accrued payroll costs................................................        17.1             19.5
       Accrued interest.....................................................         4.1              4.1
       Advance service contracts............................................         5.5              4.4
       Customer incentives..................................................         2.4              2.3
       Other accrued liabilities............................................        37.1             38.3
                                                                                --------         --------
                                                                                $  118.5         $  116.6
                                                                                ========         ========


NOTE 8: LONG-TERM DEBT

    A summary of long-term debt is as follows:

                                                                                June 30,        December 31,
                                                                                  2005              2004
                                                                                ---------       ------------
       6.74% Senior Notes due 2008........................................      $  150.0         $  150.0
       Economic Development Revenue Bonds due 2011 and 2019...............          13.0             13.0
       Other..............................................................            --              0.1
                                                                                --------        ---------
                                                                                $  163.0         $  163.1
                                                                                ========         ========

NOTE 9:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is as follows:


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                -----------------------
                                                                                  2005          2004
                                                                                --------      ---------
        Interest...........................................................     $    5.4      $    6.1
                                                                                ========      ========
        Income taxes.......................................................     $    4.9      $    4.6
                                                                                ========      ========

NOTE 10: COMPREHENSIVE INCOME

    Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                 -----------------------       ---------------------
                                                                   2005         2004             2005        2004
                                                                 --------     ----------       --------    ---------
      Net income............................................     $   14.4     $   15.8         $   19.7    $   24.5
      Foreign currency translation adjustments..............        (10.4)        (3.3)           (16.2)       (5.3)
      Unrealized gain on derivatives........................          0.1           --               --          --
                                                                 --------     --------         --------    --------
      Comprehensive income..................................     $    4.1     $   12.5         $    3.5    $   19.2
                                                                 ========     ========         ========    ========


NOTE 11: EARNINGS PER SHARE

    The reconciliation of basic and diluted weighted average common shares outstanding is as follows:


                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                                   ------------------          ------------------
                                                                    2005        2004            2005        2004
                                                                   ------      ------          ------      ------
      Weighted average common shares (basic)................         40.5       39.7             40.1       39.5
      Options...............................................          0.7        0.8              1.1        0.6
                                                                   ------      ------          ------      ------
      Adjusted weighted average common shares (diluted).....         41.2       40.5             41.2       40.1
                                                                   ======      ======          ======      ======

    Options to purchase 158,000 and 1,114,000 shares of common stock outstanding at June 30, 2005 and 2004, respectively, were not included on the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

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

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                  -------------------   -----------------
                                     2005      2004      2005     2004
Sales to unaffiliated customers:
Americas .......................   $ 85.4    $ 91.1    $167.1    $176.6
EMEA ...........................     55.9      57.2     108.9     114.4
Asia Pacific ...................     73.2      65.7     125.7     111.8
                                   ------    ------    ------    ------
          Total ................   $214.5    $214.0    $401.7    $402.8
                                   ======    ======    ======    ======
Intersegment sales:
Americas .......................   $ 18.4    $ 15.4    $ 35.3    $ 29.8
EMEA ...........................     11.7      13.1      21.7      24.9
Asia Pacific ...................      8.3       4.3      13.8       8.6
Eliminations ...................    (38.4)    (32.8)    (70.8)    (63.3)
                                   ------    ------    ------    ------
          Total ................   $   --    $   --    $   --    $   --
                                   ======    ======    ======    ======
Income before taxes (a):

Americas (b) ...................   $  8.7    $ 11.3    $ 15.7    $ 17.7
EMEA (b) .......................      4.0       5.6       5.7       9.8
Asia Pacific ...................     14.0      14.4      20.4      22.0
                                   ------    ------    ------    ------
                                     26.7      31.3      41.8      49.5
Corporate expenses .............     (5.0)     (7.9)    (10.4)    (12.0)
Amortization of other intangible     (0.1)     (0.1)     (0.2)     (0.2)
                                   ------    ------    ------    ------
Operating income................     21.6      23.3      31.2      37.3
Interest expense, net...........      2.4       2.8       5.1       5.5
                                   ------    ------    ------    ------
          Total ................   $ 19.2    $ 20.5    $ 26.1    $ 31.8
                                   ======    ======    ======    ======

(a) Certain reclassifications have been made to prior periods to conform to the presentation used in the current period.

(b) For the three and six month periods ended June 30, 2005, the Americas included integration/restructuring and other costs of $0.5 and $1.3, respectively, and EMEA included integration / restructuring and other costs of $1.3 and $1.3, respectively.

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                  -------------------   -----------------
                                     2005      2004      2005     2004
Depreciation and amortization:
Americas .......................   $  3.1    $  3.5    $  6.2    $  6.9
EMEA ...........................      2.2       2.0       4.5       4.3
Asia Pacific ...................      2.4       1.6       4.5       3.1
                                   ------    ------    ------    ------
                                      7.7       7.1      15.2      14.3
Corporate ......................      0.4       0.4       0.7       0.8
                                   ------    ------    ------    ------
          Total ................   $  8.1    $  7.5    $ 15.9    $ 15.1
                                   ======    ======    ======    ======
Capital expenditures:
Americas .......................   $  1.6    $  0.9    $  3.6    $  3.5
EMEA ...........................      2.2       2.3       3.5       3.6
Asia Pacific ...................      3.1       3.6       7.6       8.0
                                   ------    ------    ------    ------
                                      6.9       6.8      14.7      15.1
Corporate ......................       --        --       0.1       0.1
                                   ------    ------    ------    ------
          Total ................   $  6.9    $  6.8    $ 14.8    $ 15.2
                                   ======    ======    ======    ======

                                                             June 30,   December 31,
                                                               2005         2004
                                                             ---------  ------------
       Long-lived assets:
       Americas..........................................    $  191.0     $  193.9
       EMEA..............................................       120.8        130.8
       Asia Pacific......................................        73.8         61.5
                                                             --------     --------
                                                                385.6        386.2
       Corporate.........................................         5.1          4.2
                                                             --------     --------
                 Total...................................    $  390.7     $  390.4
                                                             ========     ========
       Total assets:
       Americas..........................................    $  295.9     $  301.1
       EMEA..............................................       226.3        243.1
       Asia Pacific......................................       182.3        150.9
                                                             --------     --------
                                                                704.5        695.1
       Corporate.........................................        86.8         78.6
                                                             --------     --------
                 Total...................................    $  791.3     $  773.7
                                                             ========     ========

    The following table presents sales by product:


                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                             -------------------         --------------------
                                                              2005         2004           2005        2004
                                                             -------    --------         ------      --------
       Apparel Identification Products...................    $153.3     $  156.1         $282.4      $288.5
       Bar Code and Pricing Solutions....................      61.2         57.9          119.3       114.3
                                                             -------    --------         ------      --------
                 Total...................................    $214.5     $  214.0         $401.7      $402.8
                                                             =======    ========         ======      ========


    The Company derived sales in the United States of $62.2, or 29.0% of total sales, and $123.4, or 30.7% of total sales, for the three and six months ended June 30, 2005, respectively, and $66.1, or 30.9% of total sales, and $136.2, or 33.8% of total sales, for the three and six months ended June 30, 2004, respectively. In addition, the Company's long-lived assets in the United States as of June 30, 2005 and December 31, 2004, amounted to $159.7 and $161.1, respectively.

    No one customer accounted for more than 10% of the Company's revenues or accounts receivable for the three and six months ended June 30, 2005 or 2004.


NOTE 13: INTEGRATION/RESTRUCTURING AND OTHER COSTS

    In April 2005, the Company announced initiatives to improve margins and lower costs in its EMEA region, estimating associated charges of $2.5 during 2005, primarily relating to workforce reductions and transportation costs. The initiative was undertaken in light of recent volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. In July 2005, the Company initiated additional restructuring and realignment activities in connection with initiatives in the EMEA region, estimating further costs of approximately $1.8, primarily consisting of additional facility closure costs and related charges. All activities in the EMEA region are expected to be completed by December 31, 2005.

    In January 2005, the Company announced the consolidation of its U.S. Woven Label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. Manufacturing operations at its Hillsville, Virginia plant will be moved into the Weston, West Virginia facility. The Company estimates that the closure of the Hillsville plant will result in charges of approximately $2.3, primarily relating to workforce reductions and the relocation of machinery and equipment currently located at the Hillsville plant. The Company anticipates that the closure of the Hillsville facility will be completed by December 31, 2005.

    During the three and six months ended June 30, 2005, the Company recognized charges of $1.3 in connection with the EMEA initiatives, which related almost entirely to workforce reductions, and charges of $0.5 and $1.3, respectively, in connection with the closure of the Hillsville plant, which related substantially to workforce reductions and, to a lesser extent, relocation of machinery and equipment.

    All exit costs associated with the aforementioned activities are identified on a separate line on the Company's income statement as a component of operating income. Further restructuring and realignment activities may be considered during the second half of 2005.

    The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the six months ended June 30, 2005:

                                          Balance,                                             Balance,
                                        January 1, 2005   Expenses         Payments         June 30, 2005
                                        ---------------   ----------      ----------        -------------
       Severance......................       $--             $  2.0           $ (1.2)           $  0.8
       Other costs....................        --                0.6               --               0.6
                                            -----            ------           ------            ------
                                             $--             $  2.6           $ (1.2)           $  1.4
                                            =====            ======           ======            ======

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

SALES RETURNS AND ALLOWANCES

    Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the three and six months ended June 30, 2005 and 2004, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Management makes judgments, based on established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable, and establishes an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes customer specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $134.5, net of allowances of $11.4, at June 30, 2005, and $132.5, net of allowances of $12.3, at December 31, 2004.

INVENTORIES

    Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $11.0 and $11.7 as of June 30, 2005 and December 31, 2004, respectively. The value of all other inventories determined using the first-in, first-out method was $93.2 and $89.6 as of June 30, 2005 and December 31, 2004, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. There were no significant impairment losses related to long-lived assets for the three and six months ended June 30, 2005 and 2004, respectively.

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

RESULT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005, COMPARED WITH THE COMPARABLE PERIODS OF 2004

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

    The Company's results of operations for the three and six months ended June 30, 2005 and 2004, in dollars and as a percent of sales, are presented below:

                                       Three Months Ended                    Six Months Ended
                                ---------------------------------   ----------------------------------
                                 June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                ----------------- ---------------   ----------------  ----------------
Sales .......................   $214.5    100.0%  $214.0    100.0%  $401.7    100.0%  $402.8    100.0%
Cost of sales ...............    130.7     60.9    130.0     60.7    247.2     61.5    246.5     61.2
                                -------   -----   ------    -----   ------    -----   ------    ------
    Gross profit ............     83.8     39.1     84.0     39.3    154.5     38.5    156.3     38.8
Selling, general and
  administrative expenses ...     60.4     28.2     60.7     28.4    120.7     30.0    119.0     29.5
Integration/restructuring and
  other costs ...............      1.8      0.8       --       --      2.6      0.7       --       --
                                -------   -----   ------    -----   ------    -----   ------    ------
    Operating income ........     21.6     10.1     23.3     10.9     31.2      7.8     37.3      9.3
Interest expense, net .......      2.4      1.2      2.8      1.3      5.1      1.3      5.5      1.4
                                -------   -----   ------    -----   ------    -----   ------    ------
    Income before taxes .....     19.2      8.9     20.5      9.6     26.1      6.5     31.8      7.9
Taxes on income .............      4.8      2.2      4.7      2.2      6.4      1.6      7.3      1.8
                                -------   -----   ------    -----   ------    -----   ------    ------
    Net income ..............   $ 14.4      6.7%  $ 15.8      7.4%  $ 19.7      4.9%  $ 24.5      6.1%
                                =======   =====   ======    =====   ======    =====   ======    ======

    The Company's sales increased $0.5, or 0.2% for the three months ended June 30, 2005 and declined $1.1, or 0.3% for the six months ended June 30, 2005, respectively, compared with the comparable periods of 2004. The sales increase for the three months ended June 30, 2005 was due to the favorable impact of changes in foreign exchange of $2.4 and sales related to acquisitions of $2.1, partially offset by a decline in organic sales of $4.0. The sales decline for the six months ended June 30, 2005 was due to a decline in organic sales of $8.0, partially offset by the favorable impact of changes in foreign exchange rates of $4.8, and sales related to acquisitions of $2.1.

SALES

     The following table presents sales by geographic operating segment:

                                            Three Months Ended                          Six Months Ended
                                   -------------------------------------      ------------------------------------
                                   June 30, 2005          June 30, 2004          June 30,  2005      June 30, 2004
                                   -------------         ----------------      ------------------   ---------------
    Americas....................$   85.4     39.8%       $  91.1     42.6%      $  167.1    41.6%   $ 176.6    43.8%
    EMEA.........................   55.9     26.1           57.2     26.7          108.9    27.1      114.4    28.4
    Asia Pacific.................   73.2     34.1           65.7     30.7          125.7    31.3      111.8    27.8
                                --------   ------        -------    -----       --------  ------    -------- ------
       Total....................$  214.5    100.0%       $ 214.0    100.0%      $  401.7   100.0%   $ 402.8   100.0%
                                ========   ======        =======    =====       ========  ======    ======== ======

     Americas' sales include sales delivered through the Company's operations principally in North America and Latin America. Sales for this segment decreased $5.7, or 6.3%, and $9.5, or 5.4%, for the three and six months ended June 30, 2005, compared with the comparable periods of 2004. These declines were primarily attributable to declines in organic sales of $7.6 and $11.7 which were partially offset by the favorable impact of changes in foreign exchange rates of $0.4 and $0.7, respectively. In addition, for the three months ended June 30, 2005, acquisition activity contributed sales of approximately $1.5. The decline is largely due to the ongoing migration of U.S. apparel manufacturing to the Asia Pacific region where U.S. retailers and apparel manufacturers have realized labor savings and operating performance efficiencies. This has resulted in the migration of the Company's sales from the Americas, primarily to the Asia Pacific region.

    EMEA's sales, which include sales delivered through the Company's operations in 12 European countries, the Middle East and Africa, decreased $1.3, or 2.3%, and $5.5, or 4.8%, for the three and six months ended June 30, 2005, respectively, compared with the comparable periods of 2004. These decreases were attributable to declines in organic sales of $3.3 and $9.6, offset by the favorable impact of changes in foreign exchange rates of $2.0 and $4.1, respectively. Management believes that continued weakness in economic and retail conditions in EMEA dampened overall customer demand, which in turn put pressure on EMEA's sales in the three and six months ended June 30, 2005. In addition, the Company experienced sales migration to the Asia Pacific region as apparel manufacturers sought to reduce labor costs.

    Asia Pacific consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, South Korea, Bangladesh, Indonesia, Malaysia, Vietnam and India. Sales increased $7.5, or 11.4%, and $13.9, or 12.4%, for the three and six months ended June 30, 2005, respectively, compared with the comparable periods of 2004. The increases were substantially attributable to organic sales growth of $6.9 and $13.3, respectively, and to a lesser extent, the impact of acquisition activity of $0.6. The Company's operations in this region have continued to benefit from the steady migration of many of the Company's customers that have moved their production outside the U.S. and Western Europe to minimize labor costs and maximize operating performance efficiencies.

GROSS PROFIT

    Gross profit was $83.8, or 39.1% of sales, and $154.5, or 38.5% of sales, respectively, for the three and six months ended June 30, 2005, compared with $84.0, or 39.3% of sales, and $156.3, or 38.8% of sales, respectively, for the three and six months ended June 30, 2004. The slightly lower gross margin was primarily the result of the under-absorption of fixed factory overhead costs. Management's ongoing strategy includes implementing process improvements to reduce costs in all of the Company's manufacturing facilities, re-deploying assets to manage production capacity, and expanding production in new and emerging markets in order to minimize labor costs and maximize operating performance efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

    SG&A expenses were $60.4 and $120.7 for the three and six months ended June 30, 2005, respectively, compared with $60.7 and $119.0 for the three and six months ended June 30, 2004, respectively. As a percent of sales, SG&A expenses were 28.2% and 30.0% for the three and six months ended June 30, 2005, respectively, compared with 28.4% and 29.5% for the three and six months ended June 30, 2004. Management is continuing to evaluate cost reduction opportunities in response to the continuing migration of sales and production from the U.S. and EMEA to the Asia Pacific region.

INTEGRATION/RESTRUCTURING AND OTHER COSTS

     In April 2005, the Company announced initiatives to improve margins and lower costs in its EMEA region, estimating associated charges of $2.5 during 2005, primarily relating to workforce reductions and transportation costs. The initiative was undertaken in light of recent volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. In July 2005, the Company initiated additional restructuring and realignment activities in connection with initiatives in the EMEA region, estimating further costs of approximately $1.8, primarily consisting of additional facility closure costs and related charges. All activities in the EMEA region are expected to be completed by December 31, 2005.

    In January 2005, the Company announced the consolidation of its U.S. Woven Label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. Manufacturing operations at its Hillsville, Virginia plant will be moved into the Weston, West Virginia facility. The Company estimates that the closure of the Hillsville plant will result in charges of approximately $2.3, primarily relating to workforce reductions and the relocation of machinery and equipment currently located at the Hillsville plant. The Company anticipates that the closure of the Hillsville facility will be completed by December 31, 2005.

    During the three and six months ended June 30, 2005, the Company recognized charges of $1.3 in connection with the EMEA initiatives, which related almost entirely to workforce reductions, and charges of $0.5 and $1.3, respectively, in connection with the closure of the Hillsville plant, which related substantially to workforce reductions and, to a lesser extent, relocation of machinery and equipment.

     Further restructuring and realignment activities may be considered during the second half of 2005.

OPERATING INCOME

    Operating income was $21.6, or 10.1% of sales, and $31.2, or 7.8% of sales, for the three and six months ended June 30, 2005, respectively, compared with $23.3, or 10.9% of sales, and $37.3, or 9.3% of sales, for the three and six months ended June 30, 2004, respectively. On a reportable segment basis, exclusive of corporate expenses and amortization of other intangible, operating income, as a percent of sales, was as follows:

                                                             Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                             -------------------         ------------------
                                                                2005       2004            2005        2004
                                                             ---------  --------         --------    ------
       Americas..........................................       10.2%     12.4%            9.4%       10.0%
       EMEA..............................................        7.2%      9.8%            5.2%        8.6%
       Asia Pacific......................................       19.1%     21.9%           16.2%       19.7%

    America's operating income, as a percent of sales, decreased to 10.2% and 9.4%, respectively, for the three and six months ended June 30, 2005, compared with 12.4% and 10.0% for the three and six months ended June 30, 2004. These declines primarily resulted from a combination of the continued migration of sales to the Asia Pacific region and related under-absorption of its fixed cost base. In addition, Americas included integration/restructuring and other costs, as a percent of sales, of 0.6% and 0.8%, respectively, for the three and six months ended June 30, 2005.

    EMEA's operating income, as a percent of sales, decreased to 7.2% and 5.2%, respectively, for the three and six months ended June 30, 2005 compared with 9.8% and 8.6% for the three and six months ended June 30, 2004. These declines primarily resulted from a combination of the downturn in EMEA's sales volume and its fixed cost base. EMEA segment included integration/restructuring and other costs, as a percentage of sales, of 2.3% and 1.2%, respectively for the three and six months ended June 30, 2005.

    Asia Pacific's operating income, as a percent of sales, decreased to 19.1% and 16.2% for the three and six months ended June 30, 2005, respectively, compared with 21.9% and 19.7% for the three and six months ended June 30, 2004, respectively. These declines were primarily attributable to competitive pressures and higher fixed costs associated with capacity expansion which began in the second half of 2004 for which such costs have not been fully absorbed.

INTEREST EXPENSE, NET

    Interest expense, net of interest income on invested cash, was $2.4 and $5.1 for the three and six months ended June 30, 2005, respectively, compared with $2.8 and $5.5 for the three and six months ended June 30, 2004. The declines were primarily attributable to lower average borrowings under the Company's revolving credit facility.

TAXES ON INCOME

    The Company's effective tax rate is based on management's estimates of the geographic mix of projected pre-tax income and, to a lesser extent, state and local taxes. The effective tax rate for the three and six months ended June 30, 2005 was 25.0% and 24.5%, respectively, compared with the effective tax rate for each of the three and six months ended June 30, 2004 of 23.0%. These increases over the prior year periods are largely due to certain restructuring charges in EMEA for which, in the Company's estimate, no tax benefit is anticipated. In the event that actual results differ from these estimates or these estimates change in future periods, the Company may need to adjust the rate, which could materially impact its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents summary cash flow information for the periods indicated:


                                                                     Six Months Ended
                                                                        June 30,
                                                                 -----------------------
                                                                     2005        2004
                                                                 -----------  ----------
       Net cash provided by operating activities.............    $   28.3      $   42.3
       Net cash used in investing activities.................       (27.0)        (13.5)
       Net cash provided by/(used in) financing activities...        12.2         (23.1)
                                                                 --------      ---------
          Increase in cash and cash equivalents (a)..........    $   13.5      $    5.7
                                                                 ========      ========

-----------
(a) Before the effect of exchange rate changes on cash flows.

OPERATING ACTIVITIES

    Cash provided by operating activities is the Company's primary source of funds to finance operating needs and growth opportunities. Effective August 4, 2004, at the Company's request, its revolving credit agreement ("Credit Agreement") was amended to reduce the total commitment under the facility from $150 to $50. In the event of an additional financing need, the Company believes that the Credit Agreement can be amended to increase the total commitment up to $150. The Credit Agreement is available to provide additional liquidity for capital and other specific-purpose expenditures. Net cash provided by operating activities was $28.3 for the six months ended June 30, 2005, compared with $42.3 for the six months ended June 30, 2004. Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future, supplemented by availability under the Credit Agreement, to fund its working capital needs, strengthen its balance sheet and support its growth strategy.

    Working capital and the corresponding current ratio were $241.1 and 2.8:1 at June 30, 2005, compared with $227.2 and 2.7:1 at December 31, 2004. The increase in working capital resulted primarily from increases in cash and cash equivalents, accounts receivable, inventories and other current assets, which were partially offset by increases in amount due to banks, accounts payable and accrued liabilities, and accrued taxes on income.

INVESTING ACTIVITIES

    For the six months ended June 30, 2005 and 2004, the Company incurred $14.8 and $15.2, respectively, of capital expenditures to acquire production machinery, expand capacity, install system upgrades and continue with its growth and expansion of Company operations in the emerging markets of Latin America, EMEA and Asia Pacific. The capital expenditures were funded by cash provided by operating activities. In addition, during the three months ended March 31, 2005, the Company acquired the business and manufacturing assets of EMCO Labels, a manufacturer and distributor of a wide range of handheld and thermal labeling products, for $2.6. In addition, during the three months ended June 30, 2005, the Company acquired the remaining 50% interest of a joint venture located in India ("Paxar India"), for $10.5. Paxar India is a full service provider of apparel identification products, including woven, printed and bar code labels, and merchandising tags for retailers and apparel customers manufacturing in India.

FINANCING ACTIVITIES

    The components of total capital as of June 30, 2005 and December 31, 2004, respectively, are presented below:


                                                                               June 30,          December 31,
                                                                                 2005                2004
                                                                              ---------          ------------
       Due to banks.......................................................    $    4.5            $    3.9
       Long-term debt.....................................................       163.0               163.1
                                                                              --------            --------
           Total debt.....................................................       167.5               167.0
       Shareholders' equity...............................................       456.3               440.6
                                                                              --------            --------
           Total capital..................................................    $  623.8            $  607.6
                                                                              ========            ========
       Total debt as a percent of total capital...........................        26.9%               27.5%
                                                                              ========            ========


    Management believes that the borrowings available under the Company's Credit Agreement provide sufficient liquidity to supplement the Company's operating cash flow. For the six months ended June 30, 2005 and 2004, net borrowings/ (repayments) of the Company's outstanding debt were $0.2 and $(27.2), respectively.

    The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the six months ended June 30, 2005 and 2004, the Company received proceeds of $12.0 and $4.1, respectively, from sales of common stock issued under its employee stock option and stock purchase plans.

    The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company did not repurchase any shares during the six months ended June 30, 2005 and 2004. As of June 30, 2005, the Company had $28.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability. The Company believes that funds from future operating cash flows and funds available under its Credit Agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

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

    Under the Credit Agreement, the Company pays a facility fee determined by reference to the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The applicable percentage for the facility fee at June 30, 2005 was 0.275%. Borrowings under the Credit Agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (6.25% at June 30, 2005 and 5.25% at December 31, 2004), and are guaranteed by certain domestic subsidiaries of the Company.

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

    The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $15.1 and $34.0 for the three months ended June 30, 2005 and 2004, respectively, and $41.9 and $43.0 for the six months ended June 30, 2005 and 2004, respectively.

    The following table summarizes as of June 30, 2005, the Company's forward foreign exchange contracts by currency. All of the Company's forward foreign exchange contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments:


                                                                          Contract Amounts (in thousands)
                                                                       ------------------------------------     Fair Value
                                                                          Receive                Pay            (US$ 000's)
                                                                       ----------------    ----------------    ---------------
    Contracts to receive British pounds ("GBP")/pay US$.............   (GBP)     3,129      US$     5,600        $    64
    Contracts to receive GBP/pay euro ("EUR").......................   (GBP)       213     (EUR)      332        $    (4)
    Contract to receive GBP/pay  Moroccan dirham ("MAD")               (GBP)       611     (MAD)    9,909        $   (29)
    Contracts to receive EUR/pay US$................................   (EUR)       913      US$     1,105        $   (25)
    Contract to receive EUR/pay MAD.................................   (EUR)       330     (MAD)    3,620        $    (4)
    Contract to receive Australian $ ("AUD$")/pay US$...............   (AUD$)       24      US$        18        $     -
    Contracts to receive MAD/pay US$................................   (MAD)     1,246      US$       138        $    (1)

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

    There were no significant changes in the Company's exposure to market risk for the three and six months ended June 30, 2005 and 2004.

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Except for historical information, the Company's reports to the Securities and Exchange Commission ("SEC") on Form 10-K, Form 10-Q and Form 8-K and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" concerning the Company's objectives and expectations with respect to gross profit, expenses, operating performance, capital expenditures and cash flows. The Company's success in achieving its objectives and expectations is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. Among others, the risks and uncertainties include:

    o Worldwide economic and other business conditions that could affect demand for the Company's products in the U.S. or international markets;
    o Rate of migration of the garment manufacturing industry from the U.S. and Western Europe;
    o   The mix of products sold and the profit margins thereon;
    o   Order cancellation or a reduction in orders from customers;
    o   Competitive product offerings and pricing actions;
    o   The availability and pricing of key raw materials;
    o   The level of manufacturing productivity; and
    o   Dependence on key members of management.

    Additionally, the Company's forward-looking statements are predicated upon the following assumptions, among others, that are specific to the Company and/or the markets in which it operates:

    o There are no substantial adverse changes in the exchange relationship between the British pound or the euro and the U.S. dollar;
    o Lower economic growth, particularly in the U.S., the U.K. or the countries in Western Europe, will not occur and affect consumer spending in those countries;
    o There will continue to be adequate supply of the Company's raw materials to meet the needs of its businesses;
    o There are no substantial adverse changes in the availability and pricing of the Company's petroleum-derived raw materials;
    o The Company's Enterprise Resource Planning systems can be successfully integrated into the Company's operations;
    o The Company can continue to successfully integrate the operations and related infrastructure resulting from acquisitions;
    o There are no adverse changes in U.S. and foreign tax laws and accounting principles generally accepted in the U.S. that would require the Company to establish an additional income tax provision for the U.S. and other taxes arising from repatriation of the undistributed earnings of non-U.S. subsidiaries;
    o The Company can continue to successfully expand its sales, manufacturing and distribution capacity in certain Eastern European and Asian Pacific markets in response to the continued migration of the retail apparel business from the U.S. and Western Europe; and
    o There are no substantial adverse changes in the political climates of developing and other countries in which the Company has operations and countries in which the Company will endeavor to establish operations in concert with its major customers' migrations to lower-production-cost countries.

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

    INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting identified in connection with the assessment that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                            PART II OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On April 26, 2005, the Company held an Annual Meeting of Shareholders to elect six Directors (Jack Becker, Leo Benatar, Victor Hershaft, David E. McKinney, James R. Painter, Roger M. Widman), each to serve for a term of two years. The nominees for election to the Board of Directors received the following votes cast:

                                     For                        Withheld
Nominees                           Election                    Authority
------------------------         -------------               -------------
Jack Becker                       27,009,781                    10,905,793
Leo Benatar                       36,283,574                     1,632,000
Victor Hershaft                   35,583,114                     2,332,430
David E. McKinney                 36,182,028                     1,733,546
James R Painter                   35,427,207                     2,488,367
Roger M. Widmann                  36,417,416                     1,498,158


Directors continuing in office whose terms expire in 2006 are as follows: Arthur Hershaft, Joyce F. Brown, Harvey L Ganis, David L. Kolb, Thomas R. Loemker, and James C. McGroddy.

ITEM 6.  EXHIBITS.

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





                                          PAXAR CORPORATION
                                          (Registrant)



                                          BY: /S/ ANTHONY S. COLATRELLA
                                          -----------------------------
                                          ANTHONY S. COLATRELLA
                                          Vice President
                                          and Chief Financial Officer



                                          AUGUST 9, 2005
                                          -----------------------------
                                          Date