Form 10-Q
period 2005-09-30
PAXAR CORP
filed 2005-11-08
CIK 75681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  September 30, 2005
                                     ------------------
                  or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________


                         Commission File Number: 1-9493
                                                 ------

                                Paxar Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

                      New York                          13-5670050
                      --------                          ----------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)

               105 Corporate Park Drive
               White Plains, New York                     10604
               ------------------------                   -----
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

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                      |_| Yes  |X| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $0.10 par value: 40,477,604 shares outstanding as of
                                November 7, 2005

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

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)


                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        ----------------------------------------
                                           2005      2004      2005      2004
                                           ----      ----      ----      ----
Sales..................................  $200.6    $194.2    $602.3    $597.0
Cost of sales..........................   127.1     119.1     374.3     365.6
                                         ------    ------    ------    ------
   Gross profit........................    73.5      75.1     228.0     231.4
Selling, general and administrative
 expenses..............................    58.0      59.2     178.8     178.2
Integration/restructuring and other
 costs.................................     1.9        --       4.4        --
                                         ------    ------    ------    ------
   Operating income....................    13.6      15.9      44.8      53.2
Interest expense, net..................     2.2       2.6       7.3       8.1
                                         ------    ------    ------    ------
   Income before taxes.................    11.4      13.3      37.5      45.1
Taxes on income........................     7.3       3.1      13.7      10.4
                                         ------    ------    ------    ------
   Net income..........................  $  4.1    $ 10.2    $ 23.8    $ 34.7
                                         ======    ======    ======    ======

Basic earnings per share...............  $ 0.10    $ 0.26    $ 0.59    $ 0.88
                                         ======    ======    ======    ======

Diluted earnings per share.............  $ 0.10    $ 0.25    $ 0.58    $ 0.86
                                         ======    ======    ======    ======

Weighted average shares outstanding:
  Basic................................    40.7      39.6      40.3      39.5
  Diluted..............................    41.5      40.9      41.3      40.4



    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (in millions, except share and per share amounts)


                                                      September       December
                                                          30,            31,
                                                         2005           2004
                                                     ------------   ------------
                                                      (unaudited)
ASSETS
Current assets:
Cash and cash equivalents........................... $     118.9    $      92.0
Accounts receivable, net of allowances of $11.1 and
 $12.3 at September 30, 2005 and December 31, 2004,
 respectively.......................................       127.6          132.5
Inventories.........................................       105.1          101.3
Deferred income taxes...............................        15.6           15.0
Other current assets................................        17.0           18.1
                                                     ------------   ------------
      Total current assets..........................       384.2          358.9
                                                     ------------   ------------

Property, plant and equipment, net..................       169.6          169.9
Goodwill and other intangible, net..................       221.9          220.5
Other assets........................................        24.5           24.4
                                                     ------------   ------------

Total assets........................................ $     800.2    $     773.7
                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks........................................ $       4.1    $       3.9
Accounts payable and accrued liabilities............       115.7          116.6
Accrued taxes on income.............................        18.2           11.2
                                                     ------------   ------------
      Total current liabilities.....................       138.0          131.7
                                                     ------------   ------------

Long-term debt......................................       163.1          163.1
Deferred income taxes...............................        19.8           21.8
Other liabilities...................................        16.6           16.5

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized and none issued.........................          --             --
Common stock, $0.10 par value, 200,000,000 shares
 authorized, 40,795,435 and 39,644,756 shares issued
 and outstanding at September 30, 2005 and December
 31, 2004, respectively.............................         4.1            4.0
Paid-in capital.....................................        29.7           14.7
Retained earnings...................................       416.7          392.9
Accumulated other comprehensive income..............        12.2           29.0
                                                     ------------   ------------
      Total shareholders' equity....................       462.7          440.6
                                                     ------------   ------------


Total liabilities and shareholders' equity.......... $     800.2    $     773.7
                                                     ============   ============



    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         2005           2004
                                                         ----           ----
OPERATING ACTIVITIES
 Net income......................................... $     23.8     $     34.7
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization...................       24.2           23.3
    Deferred income taxes...........................       (2.6)           0.4
    Gain on sale of property and equipment, net.....         --           (0.3)
    Write-off of property and equipment.............        1.8            1.2
 Changes in assets and liabilities, net of
  businesses acquired:
    Accounts receivable.............................        7.2            0.4
    Inventories.....................................       (1.9)          (8.4)
    Other current assets............................        1.0           (3.3)
    Accounts payable and accrued liabilities........       (2.7)          14.6
    Accrued taxes on income.........................        7.0            4.8
    Other, net......................................       (2.0)          (1.7)
                                                     -----------    -----------

    Net cash provided by operating activities.......       55.8           65.7
                                                     -----------    -----------

INVESTING ACTIVITIES
 Purchases of property and equipment................      (24.0)         (25.1)
 Acquisitions.......................................      (13.4)          (0.1)
 Proceeds from sale of property and equipment.......        0.1            0.6
 Other..............................................        0.3            1.3
                                                     -----------    -----------

    Net cash used in investing activities...........      (37.0)         (23.3)
                                                     -----------    -----------

FINANCING ACTIVITIES
 Net increase/(decrease) in short-term debt.........       (0.1)           0.7
 Additions to long-term debt........................         --           44.3
 Reductions in long-term debt.......................         --          (71.5)
 Proceeds from common stock issued under employee
  stock option and stock purchase plans.............       14.0            4.2
                                                     -----------    -----------

    Net cash provided by/(used in) financing
     activities.....................................       13.9          (22.3)
                                                     -----------    -----------


Effect of exchange rate changes on cash flow........       (5.8)           0.3
                                                     -----------    -----------
Increase in cash and cash equivalents...............       26.9           20.4

Cash and cash equivalents at beginning of year......       92.0           64.4
                                                     -----------    -----------

Cash and cash equivalents at end of period.......... $    118.9     $     84.8
                                                     ===========    ===========



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

NOTE 2:  STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table presents pro forma net income and earnings per share as they would be calculated had the Company elected to adopt SFAS No. 123:

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,        September 30,
                                                         ----------------------------------------
                                                            2005      2004      2005      2004
                                                            ----      ----      ----      ----
    Net income, as reported............................  $   4.1   $  10.2   $  23.8   $  34.7

    Add: Stock-based employee compensation
    expense included in the determination of net
    income as reported, net of related tax
    effects............................................      0.2        --       0.4        --
    Deduct: Stock-based employee compensation
    expense determined under fair value based
    method for all awards granted, net of related
    tax effects........................................     (0.7)     (0.8)     (2.3)     (3.0)
                                                         -------   -------   -------   -------
    Pro forma net income...............................  $   3.6   $   9.4   $  21.9   $  31.7
                                                         =======   =======   =======   =======

    Earnings per share:
       Basic - as reported.............................  $  0.10   $  0.26   $  0.59   $  0.88
       Basic - pro forma...............................  $  0.09   $  0.24   $  0.54   $  0.80

       Diluted - as reported...........................  $  0.10   $  0.25   $  0.58   $  0.86
       Diluted - pro forma.............................  $  0.09   $  0.23   $  0.53   $  0.78

     For the nine months ended September 30, 2005 and 2004, the Company received proceeds of $13.6 and $3.8, respectively, from 1,129,000 and 514,000 common shares issued upon the exercise of options granted to key employees and directors.

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

     The Company is in the process of evaluating the requirements of SFAS No. 123(R) and will adopt SFAS No. 123(R) beginning January 1, 2006; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, while the Company believes that the pro forma disclosures under "Stock-Based Compensation" above provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R), the total expense recognized in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.

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

     The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $25.1 and $29.0 for the three months ended September 30, 2005 and 2004, respectively, and $67.0 and $94.0 for the nine months ended September 30, 2005 and 2004, respectively.

     The Company formally designates and documents the hedging relationship and risk management objective for undertaking each hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

     The fair value of outstanding forward foreign exchange contracts at September 30, 2005 and December 31, 2004 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three and nine months ended September 30, 2005 were not material. The notional value of outstanding forward foreign exchange contracts at September 30, 2005 and December 31, 2004, was $8.3 and $9.0, respectively.

     All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

NOTE 5:  INVENTORIES, NET

     Inventories are stated at the lower of cost or market value. The value of inventories determined using the last-in, first-out method was $10.5 and $11.7 as of September 30, 2005 and December 31, 2004, respectively. The value of all other inventories determined using the first-in, first-out method was $94.6 and $89.6 as of September 30, 2005 and December 31, 2004, respectively.

    The components of net inventories are as follows:

                                                  September 30,    December 31,
                                                      2005             2004
                                                 --------------   --------------

    Raw materials...............................     $  53.4          $  50.4
    Work-in-process.............................         9.8              8.3
    Finished goods..............................        59.2             58.8
                                                     -------          -------
                                                       122.4            117.5
    Allowance for excess and obsolete
     inventories................................       (17.3)           (16.2)
                                                     -------          -------

                                                     $ 105.1          $ 101.3
                                                     =======          =======

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

     In accordance with SFAS No. 142, the Company completed its annual goodwill impairment assessment during the fourth quarter of 2004. Based on a comparison of the implied fair values of its reporting units with their respective carrying amounts, including goodwill, the Company determined that no impairment of goodwill existed at that time, and there have been no indicators of impairment since that date. A subsequent determination that this goodwill is impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

     The changes in the carrying amounts of goodwill for the nine months ended September 30, 2005 are as follows:

                                              Americas      EMEA      Asia Pacific      Total
                                              --------      ----      ------------      -----
     Balance, January 1, 2005..............    $120.3      $ 78.8        $ 20.7        $219.8
     Acquisitions..........................       2.1          --           4.6           6.7
     Translation adjustments...............        --        (5.1)           --          (5.1)
                                              -------     -------       -------       -------
     Balance, September 30, 2005...........    $122.4      $ 73.7        $ 25.3        $221.4
                                              =======     =======       =======       =======

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

     In March 2005, the Company acquired the business and manufacturing assets of EMCO Labels ("EMCO"), a manufacturer and distributor of a wide range of handheld and thermal labeling products, for a total purchase price of $2.8. In connection with this acquisition, the Company recognized goodwill of $1.9, based on its preliminary allocation of the purchase price to the acquired assets and liabilities.

     The consolidated statements of earnings reflect the results of operation for each of Paxar India and EMCO since their respective effective date of purchase. The pro forma impact of these acquisitions was not significant.

     The Company's other intangible asset is as follows:

                                                   September 30,    December 31,
                                                       2005            2004
                                                   ------------     ------------
       Noncompete agreement.....................     $   1.7          $   1.7
       Accumulated amortization.................        (1.2)            (1.0)
                                                   ------------     ------------
                                                     $   0.5          $   0.7
                                                   ============     ============

NOTE 7:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     A summary of accounts payable and accrued liabilities is as follows:

                                                   September 30,    December 31,
                                                       2005             2004
                                                   ------------     ------------
       Accounts payable.........................     $  52.1          $   48.0
       Accrued payroll costs....................        21.5              19.5
       Advance service contracts................         4.8               4.4
       Accrued professional fees................         4.4               3.6
       Accrued commissions......................         3.6               3.8
       Trade programs...........................         2.2               2.3
       Accrued interest.........................         1.6               4.1
       Other accrued liabilities................        25.5              30.9
                                                   ------------     ------------
                                                     $ 115.7          $  116.6
                                                   ============     ============

NOTE 8:  LONG-TERM DEBT

     A summary of long-term debt is as follows:

                                                   September 30,    December 31,
                                                       2005            2004
                                                   ------------     ------------
       6.74% Senior Notes due 2008..............     $  150.0         $  150.0
       Economic Development Revenue Bonds due
        2011 and 2019...........................         13.0             13.0
       Other....................................          0.1              0.1
                                                   ------------     ------------
                                                     $  163.1         $  163.1
                                                   ============     ============

NOTE 9:  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes is as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                         2005          2004
                                                         ----          ----
        Interest................................     $   10.6      $   10.8
                                                     ========      ========
        Income taxes............................     $    6.0      $    5.1
                                                     ========      ========

NOTE 10: COMPREHENSIVE INCOME

     Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                                         Three Months Ended     Nine Months Ended
                                                            September 30,         September 30,
                                                         ------------------     ------------------
                                                           2005      2004         2005      2004
                                                           ----      ----         ----      ----
      Net income....................................     $  4.1    $ 10.2       $ 23.8    $ 34.7
      Foreign currency translation adjustments......       (0.5)      3.3        (16.7)     (2.0)
      Unrealized loss on derivatives................       (0.1)       --         (0.1)       --
                                                         ------    ------       ------    ------
      Comprehensive income..........................     $  3.5    $ 13.5       $  7.0    $ 32.7
                                                         ======    ======       ======    ======


NOTE 11: EARNINGS PER SHARE

     The reconciliation of basic and diluted weighted average common shares outstanding is as follows:

                                                         Three Months Ended     Nine Months Ended
                                                            September 30,         September 30,
                                                         ------------------     ------------------
                                                           2005      2004         2005      2004
                                                           ----      ----         ----      ----
      Weighted average common shares (basic)........       40.7      39.6         40.3      39.5
      Options.......................................        0.8       1.3          1.0       0.9
                                                         ------    ------       ------    ------
      Adjusted weighted average common shares
       (diluted)....................................       41.5      40.9         41.3      40.4
                                                         ======    ======       ======    ======

     Options to purchase 42,000 shares of common stock outstanding at September 30, 2004 were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive. There were no such options outstanding at September 30, 2005.

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

     The Company has organized its operations into three geographic segments consisting of the following:

     (1)  Principally North America and Latin America ("Americas");
     (2)  Europe, the Middle East and Africa ("EMEA"); and
     (3)  The Asia Pacific region ("Asia Pacific")

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

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,          September 30,
                                                            ------------------      ------------------
                                                              2005       2004         2005       2004
                                                              ----       ----         ----       ----
     Sales to unaffiliated customers:
     Americas..........................................   $   84.0   $   89.5     $  251.1   $  266.1
     EMEA..............................................       47.8       48.3        156.7      162.7
     Asia Pacific......................................       68.8       56.4        194.5      168.2
                                                          --------   --------     --------   --------
               Total...................................   $  200.6   $  194.2     $  602.3   $  597.0
                                                          ========   ========     ========   ========

     Intersegment sales:

     Americas..........................................   $   16.2   $   15.9     $   51.5   $   45.7
     EMEA..............................................       11.9       11.8         33.6       36.7
     Asia Pacific......................................        7.0        5.5         20.8       14.1
     Eliminations......................................      (35.1)     (33.2)      (105.9)     (96.5)
                                                          --------   --------     --------   --------
               Total...................................   $     --   $     --     $     --   $     --
                                                          ========   ========     ========   ========




     Income before taxes (a):
     Americas (b)......................................   $    8.7   $   12.3     $   24.4   $   30.0
     EMEA (b)..........................................       (2.6)       3.6          3.1       13.4
     Asia Pacific......................................       11.3        7.7         31.7       29.7
                                                          --------   --------     --------   --------
                                                              17.4       23.6         59.2       73.1
     Corporate expenses ...............................       (3.7)      (7.6)       (14.1)     (19.6)
     Amortization of other intangible..................       (0.1)      (0.1)        (0.3)      (0.3)
                                                          --------   --------     --------   --------
     Operating income..................................       13.6       15.9         44.8       53.2
     Interest expense, net.............................       (2.2)      (2.6)        (7.3)      (8.1)
                                                          --------   --------     --------   --------
               Total...................................   $   11.4   $   13.3     $   37.5   $   45.1
                                                          ========   ========     ========   ========

     (a) Certain reclassifications have been made to prior periods to conform to the presentation used in the current period.
     (b) For the three and nine month periods ended September 30, 2005, the Americas included integration/restructuring and other costs of $0.2 and $1.5, respectively, and EMEA included integration / restructuring and other costs of $1.7 and $2.9, respectively.





                                                            Three Months Ended      Nine Months Ended
                                                               September 30,          September 30,
                                                            ------------------      ------------------
                                                              2005       2004         2005       2004
                                                              ----       ----         ----       ----
     Depreciation and amortization:
     Americas..........................................   $    3.1   $    3.5     $    9.3   $   10.4
     EMEA..............................................        2.3        2.4          6.8        6.7
     Asia Pacific......................................        2.5        1.9          7.0        5.0
                                                          --------   --------     --------   --------
                                                               7.9        7.8         23.1       22.1
     Corporate.........................................        0.4        0.4          1.1        1.2
                                                          --------   --------     --------   --------
               Total...................................   $    8.3   $    8.2     $   24.2   $   23.3
                                                          ========   ========     ========   ========

     Capital expenditures:
     Americas..........................................   $    1.4   $    1.3     $    5.0   $    4.8
     EMEA..............................................        2.7        2.5          6.2        6.1
     Asia Pacific......................................        4.7        6.1         12.3       14.1
                                                          --------   --------     --------   --------
                                                               8.8        9.9         23.5       25.0
     Corporate.........................................        0.4         --          0.5        0.1
                                                          --------   --------     --------   --------
               Total...................................   $    9.2   $    9.9     $   24.0   $   25.1
                                                          ========   ========     ========   ========

                                                    September 30,   December 31,
                                                        2005            2004
                                                    ------------    ------------
       Long-lived assets:
       Americas..................................   $    189.1      $    193.9
       EMEA......................................        120.6           130.8
       Asia Pacific..............................         76.8            61.5
                                                    ----------      ----------
                                                         386.5           386.2
       Corporate.................................          5.0             4.2
                                                    ----------      ----------
                 Total...........................   $    391.5      $    390.4
                                                    ==========      ==========

       Total assets:
       Americas..................................   $    293.4      $    301.1
       EMEA......................................        228.8           243.1
       Asia Pacific..............................        188.1           150.9
                                                    ----------      ----------
                                                         710.3           695.1
       Corporate.................................         89.9            78.6
                                                    ----------      ----------
                 Total...........................   $    800.2      $    773.7
                                                    ==========      ==========


     The following table presents sales by product:


                                                      Three Months Ended      Nine Months Ended
                                                         September 30,          September 30,
                                                      ------------------      ------------------
                                                        2005       2004         2005       2004
                                                        ----       ----         ----       ----
       Apparel Identification Products...........    $ 137.7    $ 134.8      $ 420.1    $ 423.3
       Bar Code and Pricing Solutions............       62.9       59.4        182.2      173.7
                                                     -------    -------      -------    -------
                 Total...........................    $ 200.6    $ 194.2      $ 602.3    $ 597.0
                                                     =======    =======      =======    =======

     The Company derived sales in the United States of $61.6, or 30.7% of total sales, and $185.0, or 30.7% of total sales, for the three and nine months ended September 30, 2005, respectively, and $66.9, or 34.4 % of total sales, and $203.1, or 34.0% of total sales, for the three and nine months ended September 30, 2004, respectively. In addition, the Company's long-lived assets in the United States as of September 30, 2005 and December 31, 2004, amounted to $162.7 and $165.3, respectively.

     No one customer accounted for more than 10% of the Company's revenues or accounts receivable for the three and nine months ended September 30, 2005 or 2004.

NOTE 13: INTEGRATION/RESTRUCTURING AND OTHER COSTS

     In April 2005, the Company announced initiatives to improve margins and lower costs in its EMEA region. The initiative was undertaken in light of recent volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. In July 2005, the Company incurred additional restructuring and realignment activities in connection with this initiative. Total costs associated with all of the aforementioned activities are estimated to be $5.1 and are expected to be substantially completed by December 31, 2005.

     In January 2005, the Company announced the consolidation of its U.S. Woven Label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. Manufacturing operations at its Hillsville, Virginia plant have been substantially moved into the Company's Weston, West Virginia facility. The Company estimates that the closure of the Hillsville plant will result in charges of approximately $2.3, primarily relating to workforce reductions and the relocation of machinery and equipment to the Weston facility. The Company anticipates that the closure of the Hillsville facility will be completed by December 31, 2005.

     During the three and nine months ended September 30, 2005, the Company recognized charges of $1.7 and $2.9 respectively, in connection with the EMEA initiatives, which related primarily to workforce reductions and facility exit costs, and charges of $0.2 and $1.5, respectively, in connection with the closure of the Hillsville plant, which related substantially to workforce reductions and, to a lesser extent, relocation of machinery and equipment.

     All exit costs associated with the aforementioned activities are identified on a separate line on the Company's income statement as a component of operating income.

     The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the nine months ended September 30, 2005:

                                            Balance,                                        Balance,
                                        January 1, 2005     Expenses     Payments     September 30, 2005
                                        ---------------     --------     --------     ------------------
       Severance.....................       $   --           $  2.6       $ (2.2)           $  0.4
       Other costs...................           --              0.8         (0.6)              0.2
                                            ------           ------       ------            ------
                                            $   --           $  3.4       $ (2.8)           $  0.6
                                            ======           ======       ======            ======


NOTE 14: SUBSEQUENT EVENTS

     On October 27, 2005, the Company announced that it would undertake restructuring initiatives related to realigning production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States. The current plan is substantially focused on transferring existing apparel identification manufacturing capacity from the Company's domestic locations primarily to its Asia Pacific and Central America locations. To a lesser extent, the Company is repositioning a portion of its EMEA manufacturing activities to lower cost facilities in Eastern Europe. In addition, the plan includes a realignment of the Company's sales organization in response to the aforementioned production migration activities. The charges related to these restructuring initiatives will be recognized beginning in the latter part of the fourth quarter 2005, with the majority of the capacity realignment and sales realignment activities expected to be completed during 2006. The Company expects to incur total pre-tax, non-recurring charges in the range of $35 to $45 to complete the plan, with roughly $10 to $14 representing non-cash charges. The plan contemplates significant manufacturing headcount reductions in the Company's domestic locations and, to a lesser extent, manufacturing headcount reductions in Western Europe. In addition, in connection with the closure or streamlining of certain facilities, the Company will incur charges related to write-downs of property, plant and equipment, and other costs related to exiting facilities, including lease terminations and related charges.

     The Company has not finalized the plan supporting the aforementioned activities in sufficient detail to support an assertion that no significant changes to any estimated restructuring charges would be likely. No charges were recorded in connection with this initiative during the three and nine months ended September 30, 2005.

     On October 27, 2005, the Company also announced a repatriation program pursuant to the American Jobs Creation Act of 2004 whereby approximately $110 of foreign earnings is expected to be repatriated on or before December 31, 2005. In connection with this decision, for the three and nine months ended September 30, 2005, the Company recorded an income tax charge of $4.4. With the exception of the aforementioned $110 of earnings to be repatriated, the Company intends to continue to reinvest the earnings of its international subsidiaries and, therefore, has not recorded a U.S. tax provision on the remaining unremitted earnings that are considered to be permanently reinvested. The repatriation program is expected to be funded by cash-on-hand and a new five-year, $150 multi-currency revolving credit facility, which is expected to be in place by early December 2005.

     The Company also disclosed its intention to repay $150 million of 6.74% Senior Notes due August 11, 2008. As of November 7, 2005 the prepayment of these notes would result in pre-tax charges of approximately $7.0 million.

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

Sales Returns and Allowances

     Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the three and nine months ended September 30, 2005 and 2004, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

     Management establishes an allowance for doubtful accounts based on an established aging policy, historical experience and future expectations as to the collectibility of the Company's accounts receivable. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes customer specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $127.6, net of allowances of $11.1, at September 30, 2005, and $132.5, net of allowances of $12.3, at December 31, 2004.

Inventories

     Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $10.5 and $11.7 as of September 30, 2005 and December 31, 2004, respectively. The value of all other inventories determined using the first-in, first-out method was $94.6 and $89.6 as of September 30, 2005 and December 31, 2004, respectively.

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

Impairment of Long-Lived Assets

     The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. There were no significant impairment losses related to long-lived assets for the three and nine months ended September 30, 2005 and 2004, respectively.

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

     On October 22, 2004, the President of the United States signed into law, the American Jobs Creation Act of 2004 (the "Act"). The Act provides, among other things, for a temporary dividends received deduction for qualified earnings from outside the United States that are repatriated (as defined in the Act) on or before December 31, 2005. For the three and nine months ended September 30, 2005, the Company recorded an income tax charge of $4.4 in conjunction with its decision to repatriate approximately $110 of foreign earnings pursuant to the Act on or before December 31, 2005.

     With  the  exception  of  the   aforementioned   $110  of  earnings  to  be
repatriated, the Company intends to continue to reinvest the earnings of its international subsidiaries and, therefore, has not recorded a U.S. tax provision on the remaining unremitted earnings that are considered to be permanently reinvested.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED WITH THE COMPARABLE PERIODS OF 2004

Overview

     In order to better serve a customer base consisting predominantly of retailers, branded apparel companies and contract manufacturers, the Company has organized its operations into three geographic segments consisting of the following:

     (1)  Principally North America and Latin America ("Americas");
     (2)  Europe, the Middle East and Africa ("EMEA"); and
     (3)  The Asia Pacific region ("Asia Pacific")

     The Company's results of operations for the three and nine months ended September 30, 2005 and 2004, in dollars and as a percent of sales, are presented below:

                                                 Three Months Ended                             Nine Months Ended
                                     ------------------------------------------     ------------------------------------------
                                     September 30, 2005      September 30, 2004     September 30, 2005      September 30, 2004
                                     ------------------      ------------------     ------------------      ------------------
Sales..............................  $  200.6      100.0%    $  194.2      100.0%   $  602.3      100.0%    $  597.0      100.0%
Cost of sales......................     127.1       63.4        119.1       61.3       374.3       62.1        365.6       61.2
                                     --------   --------     --------   --------    --------   --------     --------   --------
    Gross profit...................      73.5       36.6         75.1       38.7       228.0       37.9        231.4       38.8
Selling, general and
 Administrative expenses...........      58.0       28.9         59.2       30.5       178.8       29.8        178.2       29.8
Integration/restructuring and
 Other costs.......................       1.9         .9           --         --         4.4         .7           --         --
                                     --------   --------     --------   --------    --------   --------     --------   --------
    Operating income...............      13.6        6.8         15.9        8.2        44.8        7.4         53.2        9.0
Interest expense, net..............       2.2        1.1          2.6        1.4         7.3        1.2          8.1        1.4
                                     --------   --------     --------   --------    --------   --------     --------   --------
    Income before taxes............      11.4        5.7         13.3        6.8        37.5        6.2         45.1        7.6
Taxes on income....................       7.3        3.7          3.1        1.5        13.7        2.2         10.4        1.8
                                     --------   --------     --------   --------    --------   --------     --------   --------
    Net income.....................  $    4.1        2.0%    $   10.2        5.3%   $   23.8        4.0%    $   34.7        5.8%
                                     ========   ========     ========   ========    ========   ========     ========   ========

     The Company's sales increased $6.4, or 3.3%, for the three months ended September 30, 2005 and $5.3, or 0.9%, for the nine months ended September 30, 2005, compared with the comparable periods of 2004. The sales increase for the three months ended September 30, 2005 was due to sales growth related to acquisitions of $4.1, higher organic sales of $2.0 and a favorable impact in foreign exchange of $0.3. The sales increase for the nine months ended September 30, 2005 was due to an increase in sales related to acquisitions of $6.2 and the favorable impact of changes in foreign exchange rates of $5.1, partially offset by a decline in organic sales of $6.0.

Sales

     The following table presents sales by geographic operating segment:

                                                 Three Months Ended                             Nine Months Ended
                                     ------------------------------------------     ------------------------------------------
                                     September 30, 2005      September 30, 2004     September 30, 2005      September 30, 2004
                                     ------------------      ------------------     ------------------      ------------------

    Americas......................   $   84.0       41.9%    $   89.5       46.1%   $  251.1       41.7%    $  266.1       44.6%
    EMEA..........................       47.8       23.8         48.3       24.9       156.7       26.0        162.7       27.2
    Asia Pacific..................       68.8       34.3         56.4       29.0       194.5       32.3        168.2       28.2
                                     --------   --------     --------   --------    --------   --------     --------   --------
       Total......................   $  200.6      100.0%    $  194.2      100.0%   $  602.3      100.0%    $  597.0      100.0%
                                     ========   ========     ========   ========    ========   ========     ========   ========

     Americas' sales include sales invoiced by the Company's operations principally in North America and Latin America. Sales for this segment decreased $5.5, or 6.1%, and $15.0, or 5.6%, for the three and nine months ended September 30, 2005, compared with the comparable periods of 2004. These declines were primarily attributed to lower organic sales of $7.1 and $18.8, respectively, which were partially offset by the favorable impact of changes in foreign exchange rates of $0.3 and $1.0, respectively. In addition, for the three and nine months ended September 30, 2005, acquisition activity contributed sales of approximately $1.3 and $2.8, respectively. These declines were largely due to the ongoing migration of U.S. apparel manufacturing to the Asia Pacific region where U.S. retailers and apparel manufacturers have realized labor savings and operating performance efficiencies.

     EMEA's sales, which include sales invoiced by the Company's operations in 12 European countries, the Middle East and Africa, decreased $0.5, or 1.0%, and $6.0, or 3.7%, for the three and nine months ended September 30, 2005, respectively, compared with the comparable periods of 2004. These decreases were attributable to declines in organic sales of $0.5 and $10.1, respectively. Sales for the nine month period were partially offset by the favorable impact of changes in foreign exchange rates of $4.1. While there was an improvement in order activity in the latter part of the 2005 third quarter, continued weakness in economic and retail conditions in EMEA dampened overall customer demand, which in turn put pressure on EMEA's sales in the three and nine months ended September 30, 2005. In addition, the Company experienced sales migration to the Asia Pacific region as apparel manufacturers sought to reduce labor costs and align manufacturing capacity closer to customers.

     Asia Pacific consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, South Korea, Bangladesh, Indonesia, Malaysia, Vietnam and India. Sales increased $12.4, or 22.0%, and $26.3, or 15.6%, for the three and nine months ended September 30, 2005, respectively, compared with the comparable periods of 2004. The increases were substantially attributable to organic sales growth of $9.6 and $22.9, respectively, and to a lesser extent, the impact of acquisition activity of $2.8 and $3.4, respectively. The Company's operations in this region have continued to benefit from the steady migration of many of the Company's customers that have moved their production outside the U.S. and Western Europe to minimize labor costs and maximize operating efficiencies.

Gross Profit

     Gross profit was $73.5, or 36.6% of sales, and $228.0, or 37.9% of sales, respectively, for the three and nine months ended September 30, 2005, compared with $75.1, or 38.7% of sales, and $231.4, or 38.8% of sales, respectively, for the three and nine months ended September 30, 2004. The lower gross margin was primarily the result of the under-absorption of fixed factory overhead costs, inventory write-offs and certain scrap, rework and machine maintenance expense principally related to the Company's domestic and EMEA apparel business. Management's ongoing strategy includes implementing process improvements to reduce costs in all of the Company's manufacturing facilities, re-deploying assets to manage production capacity, and expanding production in new and emerging  markets  in order to  minimize  labor  costs  and  maximize  operating efficiencies. In October 2005, the Company announced that it would undertake restructuring activities related to realigning production capacity utilization, primarily related to its domestic locations (see Liquidity and Capital Resources).

Selling, General and Administrative ("SG&A") Expenses

     SG&A expenses were $58.0 and $178.8 for the three and nine months ended September 30, 2005, respectively, compared with $59.2 and $178.2 for the three and nine months ended September 30, 2004, respectively. As a percent of sales, SG&A expenses were 28.9% and 29.8% for the three and nine months ended September 30, 2005, respectively, compared with 30.5% and 29.8% for the three and nine months ended September 30, 2004. The improvement in the three months ended September 30, 2005 when compared with the same period in the prior year was largely due to a combination of expense controls in the U.S. and EMEA regions, coupled with lower bonus and sales incentive requirements. Management is continuing to execute and evaluate further cost reduction opportunities in response to the continuing migration of sales and production from the U.S. and EMEA to the Asia Pacific region.

Integration/Restructuring and Other Costs

     In April 2005, the Company announced initiatives to improve margins and lower costs in its EMEA region, primarily relating to workforce reductions and transportation costs. The initiative was undertaken in light of recent volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. In July 2005, the Company initiated additional restructuring and realignment activities in connection with these initiatives. Total costs associated with all of the aforementioned activities are estimated to be $5.1. All such activities are expected to be completed by December 31, 2005.

     In January 2005, the Company announced the consolidation of its U.S. Woven Label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. Manufacturing operations at its Hillsville, Virginia plant have been substantially moved to the Company's Weston, West Virginia facility. The Company estimates that the closure of the Hillsville plant will result in charges of approximately $2.3, primarily relating to workforce reductions and the relocation of machinery and equipment to the Weston facility. The Company anticipates that the closure of the Hillsville facility will be completed by December 31, 2005.

     During the three and nine months ended September 30, 2005, the Company recognized charges of $1.7 and $2.9, respectively, in connection with the EMEA initiatives, which related to workforce reductions and certain asset write-downs, and charges of $0.2 and $1.5, respectively, in connection with the closure of the Hillsville plant, which related substantially to workforce reductions and, to a lesser extent, relocation of machinery and equipment.

Operating Income

     Operating income was $13.6, or 6.8% of sales, and $44.8, or 7.4% of sales, for the three and nine months ended September 30, 2005, respectively, compared with $15.9, or 8.2% of sales, and $53.2, or 9.0% of sales, for the three and nine months ended September 30, 2004, respectively. On a reportable segment basis, exclusive of corporate expenses and amortization of other intangible, operating income, as a percent of sales, was as follows:

                                                      Three Months Ended      Nine Months Ended
                                                         September 30,          September 30,
                                                      ------------------      ------------------
                                                        2005       2004         2005       2004
                                                        ----       ----         ----       ----
       Americas....................................     10.4%      13.7%         9.7%      11.3%
       EMEA........................................     (5.4%)      7.5%         2.0%       8.2%
       Asia Pacific................................     16.4%      13.7%        16.3%      17.7%


     Americas' operating income, as a percent of sales, decreased to 10.4% and 9.7%, respectively, for the three and nine months ended September 30, 2005, compared with 13.7% and 11.3% for the three and nine months ended September 30, 2004. These declines primarily resulted from a combination of the continued migration of sales to the Asia Pacific region and related under-absorption of its fixed cost base, as well as inventory write-offs and certain scrap, rework and machine maintenance expense, principally related to the Americas' apparel business. In addition, Americas included integration/restructuring and other costs, as a percent of sales, of 0.2% and 0.6%, respectively, for the three and nine months ended September 30, 2005.

     EMEA's operating income, as a percent of sales, decreased to (5.4)% and 2.0%, respectively, for the three and nine months ended September 30, 2005 compared with 7.5% and 8.2% for the three and nine months ended September 30, 2004. These declines primarily resulted from a combination of the downturn in EMEA's sales volume and under-absorption of its fixed cost base as well as integration/restructuring and other costs which, as a percentage of sales, was 3.6% and 1.9%, respectively for the three and nine months ended September 30, 2005.

     Asia Pacific's operating income, as a percent of sales, increased to 16.4% for the three months ended September 30, 2005 and declined to 16.3% for the nine months ended September 30, 2005, compared with 13.7% and 17.7% for the three and nine months ended September 30, 2004, respectively. The increase for the three months ended September 30, 2005 was primarily attributable to the higher level of sales for the period, resulting in a greater amount of absorption of fixed costs when compared to the comparable prior year period. The decrease for the nine months ended September 30, 2005 was due primarily to higher fixed costs associated with capacity expansion which began in the second half of 2004 for which the Company experienced under-absorption during the nine months ended September 30, 2005.

Interest Expense, Net

     Interest expense, net of interest income on invested cash, was $2.2 and $7.3 for the three and nine months ended September 30, 2005, respectively, compared with $2.6 and $8.1 for the three and nine months ended September 30, 2004. The reduction in net interest expense was primarily attributable to the additional interest income earned on higher average cash balances over the comparable prior year periods, and to a lesser extent, lower average borrowings under the Company's revolving credit facility during the nine months ended September 30, 2005.

Taxes on Income

     The Company's effective tax rate is based on management's estimates of the geographic mix of projected pre-tax income and, to a lesser extent, state and local taxes. The effective tax rate for the three and nine months ended September 30, 2005 was 64.0% and 36.5%, respectively, compared with the effective tax rate for each of the three and nine months ended September 30, 2004 of 23.3% and 23.1%, respectively. These increases are substantially due to a $4.4 charge recorded during the three months ended September 30, 2005 in conjunction with the Company's decision to repatriate approximately $110 of foreign earnings pursuant to the American Jobs Creation Act of 2004 and, to a lesser extent, certain restructuring charges in the Company's EMEA region for which, in the Company's estimate, no tax benefit is anticipated. In the event that actual results differ from these estimates or these estimates change in future periods, the Company may need to adjust the rate, which could materially impact its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents summary cash flow information for the periods indicated:

                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                            2005          2004
                                                          --------      --------
     Net cash provided by operating activities.........   $  55.8       $  65.7
     Net cash used in investing activities.............     (37.0)        (23.3)
     Net cash provided by/(used in) financing
      activities.......................................      13.9         (22.3)
                                                          -------       -------
       Increase in cash and cash equivalents (a).......   $  32.7       $  20.1
                                                          =======       =======
----------
(a)  Before the effect of exchange rate changes on cash flows.


Operating Activities

     Cash provided by operating activities is the Company's primary source of funds to finance operating needs and growth opportunities. Net cash provided by operating activities was $55.8 for the nine months ended September 30, 2005, compared with $65.7 for the nine months ended September 30, 2004. Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future, supplemented by borrowings from financial institutions, to fund its working capital needs, strengthen its balance sheet and support its growth strategy. Management believes that the borrowings available under the Company's existing revolving credit agreement (the "Credit Agreement") provide sufficient liquidity to supplement the Company's operating cash flow. The Credit Agreement, which originally expired in September 2005, was amended during the third quarter 2005 to extend the expiration to December 31, 2005. A new five-year, $150 multi-currency revolving credit facility is expected to be in place by early December 2005.

     Working capital and the corresponding current ratio were $246.2 and 2.8:1 at September 30, 2005, compared with $227.2 and 2.7:1 at December 31, 2004. The increase in working capital resulted from increases in cash and cash equivalents, inventories and deferred tax assets, and decreases in accounts payable and other liabilities, partially offset by decreases in accounts receivable and other current assets, and increases in amounts due banks and accrued taxes on income.

     On October 27, 2005, the Company announced that it would undertake restructuring initiatives related to realigning production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States. The current plan is substantially focused on transferring existing apparel identification manufacturing capacity from the Company's domestic locations primarily to its Asia Pacific and Central America locations. To a lesser extent, the Company is repositioning a portion of its EMEA manufacturing activities to lower cost facilities in Eastern Europe. In addition, the plan includes a realignment of the Company's sales organization in response to the aforementioned production migration activities. The charges related to these restructuring initiatives will be recognized beginning in the latter part of the fourth quarter 2005, with the majority of the capacity realignment and sales realignment activities expected to be completed during 2006. The Company expects to incur total pre-tax, non-recurring charges in the range of $35 to $45 to complete the plan, with roughly $10 to $14 representing non-cash charges. The plan contemplates significant manufacturing headcount reductions in the Company's domestic locations and, to a lesser extent, manufacturing headcount reductions in Western Europe. In addition, in connection with the closure or streamlining of certain facilities, the Company will incur charges related to write-downs of property, plant and equipment, and other costs related to exiting facilities, including lease terminations and related charges.

     On October 27, 2005, the Company also announced a repatriation program pursuant to the American Jobs Creation Act of 2004 whereby approximately $110 of foreign earnings is expected to be repatriated on or before December 31, 2005. In connection with this decision, for the three and nine months ended September 30, 2005, the Company recorded an income tax charge of $4.4. With the exception of the aforementioned $110 of earnings to be repatriated, the Company intends to continue to reinvest the earnings of its international subsidiaries and, therefore, has not recorded a U.S. tax provision on the remaining amount of unremitted earnings that are considered to be permanently reinvested. The repatriation program is expected to be funded by cash-on-hand and a new five-year, $150 multi-currency revolving credit facility, which is expected to be in place by early December 2005.

Investing Activities

     For the nine months ended September 30, 2005 and 2004, the Company incurred $24.0 and $25.1, respectively, of capital expenditures to acquire production machinery, expand capacity, install system upgrades and continue with its growth and expansion of Company operations in the emerging markets of Latin America, EMEA and Asia Pacific. The capital expenditures were funded by cash provided by operating activities. In addition, on March 31, 2005, the Company acquired the business and manufacturing assets of EMCO Labels, a manufacturer and distributor of a wide range of handheld and thermal labeling products, for $2.8. Also, on June 15, 2005, the Company acquired the remaining 50% interest of a joint venture located in India ("Paxar India"), for $10.5. Paxar India is a full service provider of apparel identification products, including woven, printed and bar code labels, and merchandising tags for retailers and apparel customers manufacturing in India.

Financing Activities

     The components of total capital as of September 30, 2005 and December 31, 2004, respectively, are presented below:

                                                    September 30,   December 31,
                                                        2005            2004
                                                    ------------    ------------
       Due to banks...............................  $     4.1       $     3.9
       Long-term debt.............................      163.1           163.1
                                                    ------------    ------------
           Total debt.............................      167.2           167.0
       Shareholders' equity.......................      462.7           440.6
                                                    ------------    ------------
           Total capital..........................  $   629.9       $   607.6
                                                    ============    ============

       Total debt as a percent of total capital...       26.5%           27.5%
                                                    ============    ============

     For the nine months ended September 30, 2005 and 2004, net repayments of the Company's outstanding debt were $0.1 and $26.5, respectively.

     On October 27, 2005, the Company disclosed its intention to repay $150 million of 6.74% Senior Notes due August 11, 2008, resulting in anticipated annual interest savings of $4 to $5 million commencing in 2006. As of November 7, 2005 the prepayment of these notes would result in pre-tax charges of approximately $7.0 million.

     The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the nine months ended September 30, 2005 and 2004, the Company received proceeds of $14.0 and $4.2, respectively, from sales of common stock issued under its employee stock option and stock purchase plans.

     The Company has a stock repurchase plan with an authorization from its Board of Directors of $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company did not repurchase any shares during the nine months ended September 30, 2005 and 2004. As of September 30, 2005, the Company had $28.0 available under its $150 stock repurchase program authorization. Subsequent to September 30, 2005 and through November 7, 2005 the Company repurchased 343,000 shares for approximately $6.0. The Company may continue to repurchase its shares from time to time subject to authorized limits, depending on market conditions and cash availability.

Financing Arrangement - Credit Agreement

     In September 2002, the Company entered into a three-year, $150 Credit Agreement with a group of five domestic and international banks. Effective August 4, 2004, at the Company's request, the Credit Agreement was amended to reduce the total commitment under the facility from $150 to $50. There were no borrowings outstanding under the Credit Agreement as of September 30, 2005. The Credit Agreement, which originally expired in September 2005, was amended during the third quarter 2005 to extend the expiration to December 31, 2005.

     Under the existing Credit Agreement, the Company pays a facility fee determined by reference to the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The applicable percentage for the facility fee at September 30, 2005 was 0.275%. Borrowings under the Credit Agreement bear interest at rates referenced to the London Interbank Offered Rate with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds or, at the Company's option, rates competitively bid among the participating banks or the Prime Rate, as defined (6.75% at September 30, 2005 and 5.25% at December 31, 2004), and are guaranteed by certain domestic subsidiaries of the Company.

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

     On October 27, 2005, the Company disclosed its intention to enter into a new five-year, $150 multi-currency revolving credit facility, which is expected to be in place by early December 2005.

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

     The Company manages a foreign currency hedging program to hedge against fluctuations in foreign currency denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $25.1 and $29.0 for the three months ended September 30, 2005 and 2004, respectively, and $67.0 and $94.0 for the nine months ended September 30, 2005 and 2004, respectively.

     The following table summarizes as of September 30, 2005, the Company's forward foreign exchange contracts by currency. All of the Company's forward foreign exchange contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments:

                                                                          Contract Amounts (in thousands)
                                                                       ------------------------------------     Fair Value
                                                                           Receive               Pay            (US$ 000's)
                                                                       ----------------    ----------------   ---------------
      Contract to receive US$/pay British Pounds ("GBP").............  (US$)    5,243      (GBP)    2,976         $   (2)
      Contract to receive US$/pay Euro ("EUR").......................  (US$)      154      (EUR)      128         $    -
      Contract to receive US$/pay Moroccan Dirham ("MAD")............  (US$)      137      (MAD)    1,245         $   (1)
      Contracts to receive EUR/pay US$...............................  (EUR)      444      (US$)      543         $   (6)
      Contracts to receive GBP/pay EUR...............................  (GBP)       54      (EUR)       77         $   (1)
      Contract to receive Hong Kong Dollar ("HKD")/pay US$...........  (HKD)       30      (US$)        4         $    -
      Contracts to receive GBP/pay US$...............................  (GBP)      374      (US$)      672         $   (3)
      Contract to receive EUR/pay MAD................................  (EURO)     330      (MAD)    3,615         $   (2)
      Contract to receive GBP/pay MAD................................  (GBP)      611      (MAD)    9,810         $   (5)

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

     There were no significant changes in the Company's exposure to market risk for the three and nine months ended September 30, 2005 and 2004.

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

     Additionally, the Company's forward-looking statements are predicated upon the following assumptions, among others, that are specific to the Company and/or the markets in which it operates:

     o There are no substantial adverse changes in the exchange relationship between the British pound or the euro and the U.S. dollar;
     o Lower economic growth, particularly in the U.S., the U.K. or the countries in Western Europe, will not occur and affect consumer spending in those countries;
     o There will continue to be adequate supply of the Company's raw materials to meet the needs of its businesses;
     o There are no substantial adverse changes in the availability and pricing of the Company's petroleum-derived raw materials;
     o The Company's Enterprise Resource Planning systems can be successfully integrated into the Company's operations;
     o The Company can continue to successfully integrate the operations and related infrastructure resulting from acquisitions;
     o The Company can continue to successfully realign its operations in connection with restructuring initiatives;
     o There are no adverse changes in U.S. and foreign tax laws and accounting principles generally accepted in the U.S. that would require the Company to establish an additional income tax provision for the U.S. and other taxes arising from repatriation of the undistributed earnings of non-U.S. subsidiaries;
     o The Company can continue to successfully expand its sales, manufacturing and distribution capacity in certain Eastern European and Asian Pacific markets in response to the continued migration of the retail apparel business from the U.S. and Western Europe; and
     o There are no substantial adverse changes in the political climates of developing and other countries in which the Company has operations and countries in which the Company will endeavor to establish operations in concert with its major customers' migrations to lower-production-cost countries.

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





                                               Paxar Corporation
                                               ---------------------------------
                                               (Registrant)



                                               By: /s/ Anthony S. Colatrella
                                               ---------------------------------
                                               Vice President
                                               and Chief Financial Officer



                                               November 7, 2005
                                               ---------------------------------
                                               Date