Form 10-K
period 2005-11-28
PAXAR CORP
filed 2006-03-13
CIK 75681

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005
                                           -----------------
                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to_________.
                         Commission File Number: 1-9493

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

                                  914-697-6800
                                  ------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
 Common Stock, par value                     New York Stock Exchange, Inc.
     $0.10 per share

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |X| No |_|
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes |_| No |X|
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer"in Rule 12b-2 of the ExchangeAct.
(Check one):

   Large Accelerated Filer |_| Accelerated Filer |X| Non-Accelerated Filer |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $615,918,790. On such date, the closing price of the registrant's Common Stock, as quoted on the New York Stock Exchange, was $17.75.
     The registrant had 40,870,966 shares of Common Stock outstanding as of March 9, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K is herein incorporated by reference from the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant's Annual Meeting of Shareholders scheduled to be held on May 4, 2006.

================================================================================

                                     PART I

Item 1: Business

     Paxar Corporation ("Paxar" or the "Company"), incorporated in New York in 1946, is a global leader in providing innovative identification solutions to the retail and apparel manufacturing industries, worldwide. These solutions include:
1) brand development, 2) information services and 3) supply chain logistics.

     Paxar's brand development solutions include offering creative design services to apparel customers and retailers to translate their branding concepts into fashionable systems of apparel identification, including tickets, tags and labels that make a garment stand-out to consumers, as well as assist consumers with their purchasing decisions. The Company's comprehensive information services provide customers with exceptional control, visibility and access to information concerning apparel identification activities, regardless of point-of-manufacture, worldwide. Paxar's supply chain logistics offerings, which include bar code and RFID (radio frequency identification) labels, bar code and RFID printers and labelers, as well as the design of integrated systems for large in-store and warehouse applications, offer customers high-quality inventory control and distribution management capabilities.

     The Company operates globally, with approximately 70% of its sales outside the United States. The Company's operations have been organized into three geographic segments consisting of (1) the operations principally in North America and Latin America ("Americas"); (2) Europe, the Middle East and Africa ("EMEA"); and (3) the Asia Pacific region ("Asia Pacific"). The Company's entire array of products and services is offered for sale across each of those geographic segments. As of December 31, 2005, the Company had 86 manufacturing facilities and sales offices located in 39 countries and employed approximately 10,800 people worldwide. In addition, the Company sells its products through independent distributors in 24 countries where it does not sell directly to the final customer. Net sales and operating profit by business segment during the last three years appears under the caption "Results of Operations" in Part II,
Item 7 of this report and in Note 11 to the consolidated financial statements.

     For recent business developments and other information, refer to the information set forth under the captions, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations", "-Integration/Restructuring and Other Costs" and "-Liquidity and Capital Resources" in Part II, Item 7 of this report.

Products and Services

1.   Apparel Identification Products

          The Company manufactures woven, printed and heat transfer labels in its facilities around the world. Labels are attached to garments by the garment manufacturer early in the manufacturing process. They provide brand, size, country of origin, care and content information for consumers and tracking information for retailers. Multi-color woven labels are produced on jacquard broad looms and needle looms. Printed labels are produced on coated fabrics and narrow woven-edge fabrics made by the Company. The Company uses proprietary processes it has developed to coat, weave, dye, finish and print the printed labels that it manufactures. Heat transfer labels are produced using the technology that combines specially formulated inks and adhesives in a process involving heat, pressure and dwell time. Paxar has developed many innovative specialty labels. Some incorporate security features to protect in-store merchandise from theft and to protect branded apparel from counterfeiters, while others meet industrial needs, such as those that remain legible on uniforms through repeated industrial washings.

          The Company also prints tags for retailers and apparel manufacturers. The tags can be either plain black and white tags with human-readable information (letters and numbers) and a bar code or multi-color graphic tags with promotional information as well as price and other variable information. In these latter situations, Paxar generally preprints the multi-color tag and then puts the tag through a second print process to apply variable information, which generally includes a bar code. This two-step process allows for just-in-time delivery of large volumes of tags once the customer conveys the variable information (e.g., price, department, etc.). In addition, the Company manufactures or produces these tags on specialty substrates such as plastic, translucent film and metals.

          The Company also operates service bureaus around the world to provide customers with rapid delivery of labels and tags.

          Generally, manufacturers use the Company's apparel systems to print, cut and batch large volumes of labels and tags in their own facilities.

     Such systems are also capable of printing variable information on various fabric and paper substrates. They may also contain bar codes or RFID-enabled tickets and tags. The Company has developed systems to print permanent bar code labels on fabric using specialty stocks and inks. Permanent bar codes provide the manufacturers with information regarding the date and place of production.

          Paxar produces the components of its apparel systems, including printers, fabrics, inks and printing accessories such as label cutters and stackers. The sale of a system usually results in ongoing sales of inks, fabrics, services and replacement parts to the customer.

          Paxar's Web-based information services give marketers and retailers of branded and private label apparel and the contractors who actually manufacture the items, the capability to exchange order and shipping information quickly and easily over the Internet. This system gives contractors the ability to download customer specifications for each label to be printed from a password-protected site and to print that information in their facilities on Paxar label stock.

          Manufacturers attach the labels and tags to completed garments to provide brand and other promotional information to support point-of-sale merchandising.

          The Company has the following capabilities and resources that it constantly strives to strengthen, which it believes sets it apart from its competitors:

          o Extensive creative design services that are an important value-added component of its relationship with its customers;
          o Global presence enabling "source tagging" of garments by the manufacturer wherever the garments are produced;
          o The unique ability to provide electronic global information services that ensure data integrity; and
          o State-of-the-art presses and other equipment enabling "just-in-time-delivery" of tags that meets stringent customer specifications.

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

          BC's customers primarily include mass merchandisers, large retail stores, distribution centers and consumer goods manufacturers. Bar coding is essential to the optimization of integrated supply chain management solutions. In addition, bar code labels are used for price and inventory marking in stores and to pre-mark items in distribution centers.

          In the rapidly emerging field of RFID, the Company introduced a tabletop printer/encoder specifically designed to write to RFID chips embedded in thermal direct or thermal transfer bar code labels. This product tests the chip for accuracy and reliability, writes to the chip, verifies that the information is correct, and prints human-readable information and bar code data.

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

          The Company believes that RFID technology, with its capability to transmit product serial numbers or other encoded information wirelessly to a scanner without the need for human intervention, is creating new opportunities for retailers, suppliers and manufacturers to improve warehouse/distribution control, supply chain management, in-store stock and logistics tracking. The Company plans to continue to develop innovative RFID-enabled products as RFID becomes integral to the way retailers, suppliers and manufacturers do business.

          The Company's handheld mechanical labelers print human-readable information for retail store and distribution center price and inventory marking, as well as promotional item marking. Additionally, the Company's PS products are used for food freshness dating and for material identification in the automotive, healthcare and other industries. In addition to manufacturing the labelers, the Company produces the adhesive labels used in the labelers and supports the complete system with what it believes is an industry-leading service organization.

Sales by Product

     The following table presents sales (in millions) by product:

                                                          2005                2004               2003
                                                   ----------------------------------------------------------
     Apparel Identification Products.............  $ 562.4    69.5%    $  566.2    70.4%   $  482.5    67.8%
     Bar Code and Pricing Solutions..............    246.7    30.5        238.2    29.6       229.5    32.2
                                                   -------  -------     -------  -------    -------   -------
          Total..................................  $ 809.1   100.0%    $  804.4   100.0%   $  712.0   100.0%
                                                   =======  =======     =======  =======    =======   =======

Customers

     Most of the Company's customers are retailers, branded apparel companies or contract and consumer packaged goods manufacturers. Many retailers use Paxar products and services in their store locations and/or in their distribution centers. The most frequently used applications include: item and shelf labeling for product identification, branding, pricing and merchandising, and carton and pallet labeling to facilitate the efficient movement of goods from suppliers to consumers. These retailers also typically qualify and specify Paxar as an approved supplier of labels and tags to contractors that manufacture private label and branded apparel or other products. Manufacturers of branded products will do the same if they outsource their production. Usually, Paxar competes with other suppliers for the contractors' business; therefore, reliability and service are critically important.

     No one customer accounted for more than 10% of the Company's revenues or accounts receivable in 2005, 2004 or 2003.

Competition

     The Company continues to be a market leader in developing and providing innovative products and solutions that add significant value for its customers in brand building, information services and supply chain management. In addition, while the Company strives to maintain a highly competitive cost profile, it is also fully committed to providing its customers with excellent quality products that are supported with exceptional service.

     Increasingly, global capabilities are of critical importance. On a global product basis, the Company believes that it is a market leader in fabric labels, apparel systems and PS products and services for apparel manufacturers and retailers and that it is among the largest suppliers of graphic tags for apparel and tickets, tags, labels and thermal printers for bar code applications in the retail supply chain. The Company competes, domestically and internationally, with a number of small and medium-sized companies in addition to four larger companies. The larger competitors are: Avery Dennison Corporation in apparel labels and tags (through their Retail Information Services business); Zebra Technologies Corporation in BC printers; R.R. Donnelley & Sons Co. in BC labels; and Checkpoint Systems, Inc. in PS and security products.

Sales and Marketing

     Most of the Company's sales are derived from salespeople employed by the Company who call directly upon its customers. Non-exclusive manufacturers' representatives, international and export distributors, and commission agents account for a less significant portion of total sales. Paxar has 184 sales people in Americas; 182 sales people in EMEA; and 117 sales people in Asia Pacific.

     Generally, the Company's salespeople are compensated on the basis of salary plus a bonus. Non-exclusive manufacturers' representatives sell the Company's products on a commission basis in select markets.

     The Company also promotes its products and services through its Web site, direct mail campaigns, publication of catalogs and brochures, participation in trade shows, telemarketing and advertising, principally in trade journals. In addition, the Company markets its PS products through office-supply retailers and by a catalog, which provides a cost-effective way for the Company to reach smaller retailers.

Seasonality

     The Company's business does not exhibit significant seasonality; however, sales are typically higher in the second and fourth calendar quarters.

Sources and Availability of Raw Materials

     The Company purchases fabrics, inks, chemicals, polyester film, plastic resins, electronic components, adhesive-backed papers, yarns and other raw materials from major suppliers around the world. The Company believes that its raw materials are in good supply to meet its reasonably foreseeable production requirements and are available from multiple sources. Nonetheless, shortages of raw materials could arise in the future, which may adversely impact the Company's ability to timely deliver its products.

     Additionally, the Company's raw materials principally derived from petroleum are subject to price fluctuations based on changes in petroleum prices, availability and other factors. The Company purchases these materials from a number of suppliers. Significant and sustained increases in prices for these materials could adversely affect the Company's earnings if selling prices for its finished products are not adjusted or if adjustments significantly trail the increases in prices for these materials.

Patents, Trademarks and Licenses

     The Company relies upon trade secrets and confidentiality to protect the proprietary nature of its technology. The Company also owns and controls numerous patents and trademarks. The Company believes that its patents are significant to its operations and its competitive position.

Backlog

     Backlog is not a reliable indicator of future sales activity because more than 80 percent of annual sales consists of orders that the Company typically fills within one month of receipt. The balance of the orders is for products that are ordered to individual customer specifications for delivery within two to three months.

Research and Development

     The Company believes that continuous product innovation helps it to compete effectively in its markets. Through its research and product development investments, the Company continues to introduce new products to serve the needs of its customers. The Company's research and development expenses were approximately $7.4, $7.1 and $6.8 for 2005, 2004 and 2003, respectively. The Company had 76 research and development personnel as of December 31, 2005.

Environmental Compliance

     The Company is subject to various federal, state and local environmental laws and regulations limiting or related to the use, emission, discharge, storage, treatment, handling and disposal of hazardous substances. The Company has programs that are designed to ensure that operations and facilities meet or exceed applicable rules and regulations. Federal laws that are particularly applicable are:

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

Executive Officers of the Registrant

     The following presents information regarding the executive officers of the
Company:

          Robert van der Merwe, 53, President and Chief Executive Officer and Director since April 2005. Prior to that time, he was Group President-North Atlantic Family Care of Kimberly-Clark Corporation since 2004. From 1998 to 2004 he was President, Kimberly-Clark Europe and Group President, Kimberly-Clark Europe, Middle East & Africa since 1998.

          Paul Chu, 54, President, Asia Pacific since February 2002 and Managing Director of Asia Pacific since November 1996.

          Anthony S. Colatrella, 50, Vice President and Chief Financial Officer since July 2005. Prior to that time, he was Senior Vice President and Controller of The Scotts Company, Inc. since 2003. From 2001 to 2003 he held the positions of Senior Vice President and General Manager of Scotts Lawn Service, and from 1999 to 2001, he was Senior Vice President, Finance - Scotts North America.

          Susan P. Guerin, 44, President of North American Apparel Group since October 2005. Prior to that time, she was Senior Vice President of Finance of the Cendant Corporation, working closely with the Travel Content and Vehicle Services Divisions. From 2000 to 2003 she was Chief Financial Officer of Lerner New York.

          George K. Hoffman, 54, President, Apparel Business Development and Strategy and Latin American Apparel Group since October 2005; Prior to that time, he was President of the Americas Apparel Group, since March 2003; Vice President and General Manager of the Printed Label Business for North America since October 2002. Prior to that time, he was Chief Executive Officer of eRevenue, Inc. since July 1999.

          John P. Jordan, 60, Vice President and Treasurer since August 1998.

          James L. Martin, 59, President, Bar Code Pricing Solutions Group since January 2004. Prior to that time, he was President, Bar Code and Pricing Solutions since March 2003; Vice President and General Manager of the Bar Code business since February 2003; Global Business Manager of the Pricing Solutions business since January 2002; and Vice President and General Manager of the Pricing Solutions business since April 1996.

          Richard Maue, 35, Vice President and Controller since July 2005. From June 2003 to July 2005, he was Director of Internal Audit Practice of Protiviti, Inc. a national provider of independent auditing and risk consulting services. Mr. Maue was Executive Vice President and Chief Financial Officer of Andrea Electronics Corporation from 1999 to 2003.

          Robert S. Stone, 68, Vice President, General Counsel and Secretary since September 1999.

          James Wrigley, 52, President, EMEA since November 2002 and President, Europe since June 1999.

Each of the foregoing executive officers serves at the pleasure of the Board of Directors.

Employees

     The Company had approximately 10,800 employees worldwide as of December 31, 2005. Approximately 110 production employees of the Company in three locations in the U.S. are covered by four different union contracts, which expire at various times from June 2007 to January 2008. The Company has no recent history of material labor disputes. The Company believes that it has good employee relations.

Code of Business Ethics

     The Company has a Code of Business Ethics that applies to its employees, including its Chief Executive Officer, Chief Financial Officer and other persons performing similar management and finance functions, globally. The Company makes available free of charge through its Web site (www.paxar.com) its Code of Business Ethics. If the Company makes changes to its Code of Business Ethics for any of its senior officers, the Company expects to provide the public with notice of any such change or waiver by publishing a description of such event on its Web site or by other appropriate means as required by applicable rules of the Securities and Exchange Commission ("SEC").

Financial Information About Geographic Areas

     Worldwide net sales and operating income by business segment during the last three years appears under the caption "Results of Operations" in part II,
Item 7 of this report and in Note 11 of the consolidated financial statements.

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

Financial Information About Operations in the United States and Other Countries

     The information required by this Item is incorporated by reference to Note 11 of the consolidated financial statements in Part IV, Item 15 of this report.


Item 1A: Risk Factors

     Many of the factors that affect the Company's business and operations involve risk and uncertainty. The following is a summary of the principal risks to an investment in the Company's securities. Additional risks and uncertainties, not presently known to the Company or currently deemed material, could negatively impact its results of operations or financial condition in the future.

The Company faces risks associated with significant international operations.

     The Company has operations in 39 countries, with approximately 70% of net sales coming from operations outside the U.S. While geographic diversity helps to reduce the Company's exposure to risks in any one country or part of the world, it also means that it is subject to the full range of risks associated with significant international operations, including, but not limited to:

     o changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenue received from non-U.S. markets or increase the U.S. dollar value of labor or supply costs in those markets;
     o political or economic instability or changing macroeconomic conditions in the Company's major markets; and
     o changes in foreign or domestic legal, tax and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, embargoes, exchange or other government controls.

     The Company monitors foreign currency exposure to minimize the impact on earnings of foreign currency rate movements through a combination of cost-containment measures, selling price increases and foreign currency hedging of certain costs. The Company cannot provide assurance, however, that these monitoring activities will succeed in offsetting any negative impact of foreign currency rate movements.

The Company's business is subject to the risks inherent in global manufacturing activities.

     As a company engaged in manufacturing on a global scale, Paxar is subject to the risks inherent in such activities, including, but not limited to:

     o availability of petroleum-based raw materials, which are subject to price fluctuations, and the Company's ability to control or pass on cost increases to customers;
     o the rate of migration of garment manufacturing from the U.S., U.K. and Western Europe, and the Company's ability to continue to rapidly expand manufacturing capacity in developing markets;
     o    product quality or safety issues;
     o    loss or impairment of key manufacturing sites;
     o    environmental events; and
     o natural disasters, acts of war or terrorism, epidemics and other external factors over which the Company has no control.

If the Company is unable to improve productivity, reduce costs and align manufacturing operations with customers' needs and best manufacturing processes, the Company may not succeed in executing its business plan.

     The Company is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In October 2005, the Company announced a major realignment plan to accomplish those goals (the 2005 Restructuring Program), which is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Integration/Restructuring and Other Costs" in Part II, Item 7 of this report, and in Note 18 to the consolidated financial statements. This program presents significant organizational challenges, particularly with respect to planned rapid expansion of manufacturing capacity and facilities in Mexico, Central America and Asia Pacific. The Company can not provide assurance that:

     o the 2005 Restructuring Program will be implemented in accordance with the planned timetable;
     o    the actual charges incurred will not exceed the estimated charges; or
     o    the full extent of the expected savings will be realized.

     The Company's failure to achieve projected levels of efficiencies from cost reduction measures as well as any unanticipated inefficiencies resulting from the 2005 Restructuring Program, would adversely affect the presently anticipated benefit from implementing the program, which, in turn, would adversely affect the Company's profitability.

Significant competition in the Company's industry could adversely affect its business.

     Paxar faces vigorous competition around the world, including competition from other large, multinational companies, as well as smaller, agile regional companies. The Company faces this competition in several aspects of its business, including, but not limited to:

     o    the pricing of products;
     o    promotional activities; and
     o    new product introductions.

     The Company may be unable to anticipate the timing and scale of such activities or initiatives by competitors or to successfully counteract them, which could harm its business. In addition, the cost of responding to such activities and initiatives may affect the Company's financial performance in the relevant period. Paxar's ability to compete also depends on whether it can attract and retain key talent, and its ability to protect patent and trademark rights and to defend against related challenges brought by competitors. A failure to compete effectively could adversely affect the Company's growth and profitability.

If the Company is unable to successfully develop and introduce new products, its financial condition and results of operations could be adversely affected.

     The Company's growth depends on continued sales of existing products, as well as the successful development and introduction of new products, which face the uncertainty of retail and consumer acceptance and reaction from competitors. In addition, the Company's ability to create new products and to sustain existing products is affected by whether it can:

     o develop and fund technological innovations, such as those related to Paxar's RFID initiatives;
     o    receive and maintain necessary patent and trademark protection; or
     o    successfully anticipate customer needs and preferences.

     The failure to develop and launch successful new products could hinder the growth of Paxar's business. Also, any delay in the development or launch of a new product could result in the Company not being the first to market, which could compromise its competitive position.

Acquisitions may not be successful, or the Company many not be able to identify new acquisition opportunities.

     The Company's ability to grow is based, in part, on identifying acquisition opportunities. Failure to find businesses that meet Paxar's acquisition criteria could have a material adverse effect on its business, financial condition and future growth. Acquisitions have inherent risks, including, but not limited to, whether it can:

     o    successfully integrate the acquired business;
     o    achieve projected synergies and performance targets; and
     o    retain key personnel.

     Depending on the significance of the acquisition, the failure to achieve expected synergies or projections could have an adverse effect on the Company's results.

The Company's operating results and financial condition may fluctuate.

     Paxar's operating results and financial condition may fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which are not within the Company's control, such as the elimination of import quotas on apparel textiles. If the Company's operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of Paxar's common stock may decline. Fluctuations in Paxar's operating results and financial condition may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this "Risk Factors" section:

     o    changes in the amount the Company spends to promote its products;
     o    development of new competitive products by others;
     o    the geographic distribution of the Company's sales;
     o    the Company's responses to price competition;
     o    market acceptance of the Company's products
     o    changes in quotas on apparel textile imports from China;
     o general industry conditions, in particular, changes in consumer demand for retail and apparel products;
     o general economic conditions, including changes in interest rates affecting returns on cash balances and investments, as well as changes in foreign exchange rates; and
     o    the Company's level of research and development activities.

     Due to all of the foregoing factors, and the other risks discussed in this report, reliance should not be placed on quarter-to-quarter comparisons of the Company's operating results as an indicator of future performance.

If the Company's internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, Paxar's business and stock price could be adversely affected.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate the effectiveness of its internal controls over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of its internal controls over financial reporting in all annual reports. Section 404 also requires the Company's independent registered public accounting firm to attest to, and to report on, management's assessment of its internal controls over financial reporting.

     The Company's management, including Paxar's Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving Paxar have been, or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and the Company can not provide assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, Paxar's controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Although management has determined, and the Company's independent registered public accounting firm has attested, that the Company's internal controls over financial reporting were effective as of December 31, 2005, the Company can not provide assurance that management or its independent registered accounting firm will not identify a material weakness in the Company's internal controls in the future. A material weakness in the Company's internal controls over financial reporting would require management and its independent registered public accounting firm to evaluate the Company's internal controls as ineffective. If the Company's internal controls over financial reporting are not considered adequate, the Company may experience a loss of public confidence, which could have an adverse effect on its business and stock price.

     The risks described above are not the only risks the Company faces. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely impact its business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on Paxar's business, financial condition, and results of operations.

     The Company assumes no obligation (and specifically disclaims any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.


Item 1B: Unresolved Staff Comments

Not applicable.


Item 2: Properties

     The Company has 86 facilities globally in 39 countries. These facilities, which are used principally for manufacturing, warehousing and sales operations, totaled 3.9 million square feet at December 31, 2005. Of these facilities, 21 are owned and 65 are leased. The Company's headquarters is located in a 30,000 square foot leased facility in White Plains, New York. On a world-wide geographic segment basis, the Company has major manufacturing facilities located as follows:

          Americas -     California, Minnesota, New Jersey, New York, North
                         Carolina, Ohio, Pennsylvania, South Carolina, West
                         Virginia, Australia, Colombia, Dominican Republic,
                         Honduras, and Mexico.

          EMEA - Bulgaria, England, France, Germany, Italy, Morocco, Norway, Romania, Spain, Dubai UAE and Turkey.

          Asia Pacific - Bangladesh, China, Hong Kong, Indonesia, India, Korea,
                         Singapore, Sri Lanka, Thailand and Vietnam.

     In addition to the above facilities, the Company has other facilities and sales offices located throughout the world. The Company believes that its facilities are adequate to maintain its existing business.

Item 3: Legal Proceeding

     Paxar Americas, Inc, the Company's operating subsidiary in the United States, brought an action against Zebra Technologies Corporation in April 2003 for patent infringement. After many months of pre-trial discovery, the case is scheduled for trial in January 2007 in the U.S. District Court in Dayton, Ohio. While we can not speculate on the outcome of this litigation, if it prevails, the damages payable to the Company could be material to the Company's financial condition and results of operations. As of December 31, 2005, no asset has been recorded in connection with this proceeding.

     In the ordinary course of business, the Company and its subsidiaries are involved in certain disputes and litigation, none of which will, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

     None.



                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Value of Common Stock and Related Stockholder Matters

     The Company's common stock is traded on the New York Stock Exchange using the symbol "PXR." The following table sets forth the 2005 and 2004 high and low sales prices of the Company's common stock as reported on the New York Stock Exchange for the periods indicated.

                                                             Sales Prices
                                                         -------------------
                                                           High       Low
                                                         --------   --------
              Calendar Year 2005
                 First Quarter.......................    $ 25.13    $ 20.29
                 Second Quarter......................      21.62      16.25
                 Third Quarter.......................      19.99      16.50
                 Fourth Quarter......................      20.08      16.74

              Calendar Year 2004
                 First Quarter.......................    $ 15.34    $ 12.90
                 Second Quarter......................      19.53      14.55
                 Third Quarter.......................      23.09      17.81
                 Fourth Quarter......................      24.19      20.80


     As of March 9, 2006, there were approximately 1,400 record holders of the Company's common stock.

     The Company has never paid any cash dividends on its common stock and does not plan to pay cash dividends on its common stock in the near term. The Company may pay up to $50.0 in cash dividends per year under its current credit facility and up to $100.0 in cash dividends over the facility's five-year term.

     Information regarding the Company's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is incorporated herein by reference to the Company's Definitive Proxy statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 4, 2006.

Issuer Purchases of Equity Securities

     The Company repurchases its common stock under a share repurchase plan authorized by its Board of Directors. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. On July 30, 1998, the Company announced the stock repurchase plan with an authorization to repurchase $25.0 of its shares. The Company subsequently increased the program to $40.0 in February 1999, to $70.0 in February 2000, to $100.0 in August 2000 and then to $150.0 in November 2001.

     The following table shows the stock repurchase activity for the quarter ended December 31, 2005:

                                                                                    Total Number of Shares
                                      Total Number of       Average Price Paid    Purchased as Part of Publicly
           Period                     Shares Purchased          per Share          Announced Plans or Programs
           ------                     ----------------      ------------------    -----------------------------
October 1 through October 31, 2005        342,780                 $17.47                   342,780

As of December 31, 2005, the Company had $22.0 available under its $150.0 stock repurchase plan authorization.


Item 6: Selected Financial Data

     The following selected consolidated financial data as of and for the five-year period ended December 31, 2005, has been derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2005, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     All amounts are stated in millions, except per share data.

                                                   2005       2004       2003      2002(c)    2001(c)
                                                ---------  ---------  ---------   --------- ---------
     OPERATING RESULTS
     Sales                                        $809.1     $804.4     $712.0     $667.8     $610.6
     Operating income (a)                           50.1       70.9       30.9       59.5       31.1
     Net income (b)                                 23.0       47.4       14.6       40.3       18.8
     Basic earnings per share (b)                   0.57       1.20       0.37       1.02       0.45
     Diluted earnings per share (b)                 0.56       1.17       0.37       1.00       0.44
     FINANCIAL CONDITION
     Total assets                                 $727.6     $773.7     $714.9     $639.6     $583.8
     Total debt                                    100.7      167.0      194.6      166.7      166.4
     Shareholders' equity (c)                      454.9      440.6      377.3      337.6      286.1
     Total debt as a percent of total capital       18.1%      27.5%      34.0%      33.1%      36.8%

----------
(a) Includes integration/restructuring and other costs of $15.1, $20.4 and $13.3 in 2005, 2003 and 2001, respectively; $7.3 of post-employment benefit costs pertaining to the one-time, prior period service costs in 2001; and amortization of goodwill of $6.0 in 2001.
(b) Includes the effect of items cited in note (a) and $7.4 of debt prepayment costs, and $4.8 of taxes on repatriation of foreign earnings in 2005.
(c) For 2002 and 2001, reflects certain restatement (see Note 2 of the Notes to the Consolidated Financial Statements), and includes common stock subject to redemption of $37.6 and $46.6, respectively.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 2E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of our future business, results of operations, liquidity and operating or financial performance or results. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These and other important risk factors are included under the caption "Risk Factors" beginning on page 6 of this report. In light of the uncertainty inherent in such forward-looking statements, you should not consider the inclusion of such forward-looking statements to be a representation that such forward-looking events or outcomes will occur. Because the information herein is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results and performance may differ from our current projections, estimates and expectations, and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity or prospects. Additionally, we are not obligated to make public indication of changes in our forward-looking statements unless required under applicable disclosure rules and regulations.

     All references to years relate to fiscal years ended on December 31, and all amounts in the following discussion are stated in millions, except employee, share and per share data.

Overview

     Paxar Corporation seeks to deliver growth through a concentrated emphasis on executing its strategy as a global operating company, maintaining a continued focus on providing customers with innovative products and solutions, outstanding service, consistent quality, on-time delivery and competitively priced products. Acquisitions will continue to be a fundamental element of executing these growth initiatives. Together with continuing investments in new product development, state-of-the-art manufacturing equipment, and innovative sales and marketing initiatives, management believes the Company is well positioned to compete successfully as a provider of identification solutions to the retail and apparel industry, worldwide. The investments needed to fund this growth are generated, in part, through corporate-wide initiatives to lower costs and increase effective asset utilization.

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

     The Company's results of operations for 2005, 2004 and 2003, in dollars and as a percent of sales, are presented below:

                                                             2005             2004               2003
                                                      ----------------   ----------------   ----------------
Sales                                                 $809.1    100.0%    $804.4   100.0%    $712.0  100.0%
Cost of sales                                          504.6     62.4      492.7    61.3      444.9   62.5
                                                      ------   ------     ------  ------     ------  ------
  Gross profit                                         304.5     37.6      311.7    38.7      267.1   37.5
Selling, general and administrative expenses           239.3     29.5      240.8    29.9      215.8   30.3
Integration/restructuring and other costs               15.1      1.9         --      --       20.4    2.9
                                                      ------   ------     ------  ------     ------  ------
  Operating income                                      50.1      6.2       70.9     8.8       30.9    4.3
Other income, net                                        2.1      0.2        1.6     0.2        0.6    0.1
Interest expense, net                                    9.3      1.1       10.7     1.3       11.3    1.6
Prepayment charges - debt retirement                     7.4      0.9         --      --         --     --
                                                      ------   ------     ------  ------     ------  ------
  Total interest expense                                16.7      2.0       10.7     1.3       11.3    1.6
                                                      ------   ------     ------  ------     ------  ------
  Income before taxes                                   35.5      4.4       61.8     7.7       20.2    2.8
Taxes on income                                         12.5      1.5       14.4     1.8        5.6    0.7
                                                      ------   ------     ------  ------     ------  ------
  Net income                                          $ 23.0      2.9%    $ 47.4     5.9%    $ 14.6    2.1%
                                                      ======   ======     ======  ======     ======  ======

     For the year ended December 31, 2005, the Company's sales increased $4.7, or 0.6%, to $809.1 in 2005, compared to $804.4 in 2004. The increase was comprised of $11.1 related to acquisitions and $2.1 related to the impact of changes in foreign exchange rates, offset by an $8.5 organic sales decline. The organic sales decline was primarily a result of ongoing pricing pressure and a generally weaker economic and retail environment which dampened overall customer demand, when compared to the prior year. In addition, the Company also experienced a significant shift in customer sourcing requirements during 2005, primarily as a result of the elimination of quotas during the first quarter on apparel textile imports from China. Consequently, substantial apparel product fulfillment migrated from the U.S. to the Asia Pacific region throughout the year, requiring the Company to manage through considerable uncertainty in its supply chain as apparel manufacturers sought to reduce labor costs and align their manufacturing capacity closer to customers.

     In order to adapt to the changing global apparel industry, in October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the 2005 Restructuring Program). The current plan is substantially focused on transferring the majority of existing apparel identification manufacturing capacity from the Company's U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. To a lesser extent, the Company is also repositioning a portion of its EMEA manufacturing capacity to lower cost facilities in Eastern Europe. In addition, the plan includes the consequential realignment of the Company's sales and related support functions in response to the aforementioned production migration activities.

     The majority of the 2005 Restructuring Program is expected to be completed by the middle of 2007. The plan contemplates significant manufacturing headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. In addition, in connection with the closure or streamlining of certain facilities, the Company will incur charges related to write-downs of property, plant and equipment, and other costs related to exiting facilities, including lease terminations. For further information, refer to "Integration/Restructuring and other costs", under "Results of Operations", below.

     Given the continued competitive marketplace and the changing global apparel environment, the Company anticipates that the near-term operating environment will remain challenging. However, the savings and benefits from the 2005 Restructuring Program along with the Company's other ongoing cost-savings and growth initiatives are anticipated to provide additional funds for investment in support of new product development while also supporting an increased level of profitability. Specific to the 2005 Restructuring Program, the Company currently expects to realize approximately $15.0 in cost savings during 2007 and achieve an annual savings rate of $20.0 to $25.0 by the end of 2007.

     For the year ended December 31, 2004, the Company's sales increased $92.4, or 13.0%, to $804.4, compared to $712.0 in 2003. Of the total increase, $50.5 was attributable to organic sales growth due to increased consumer consumption, $22.3 of the increase was attributable to the September 2003 acquisition of Alkahn Labels, Inc. ("Alkahn") and $19.6 of the increase related to the impact of changes in foreign exchange rates.

     Operating income was $50.1 in 2005, compared to $70.9 in 2004, and $30.9 in 2003. As a percent of sales, operating income was $6.2% in 2005 compared to 8.8% in 2004 and 4.3% in 2003. The operating results for 2005 included integration/restructuring costs of $15.1. The operating results for 2003 included integration/restructuring and other costs of $20.4.


RESULTS OF OPERATIONS

Sales

    The following table presents sales by geographic operating segment:

                                        2005                  2004                  2003
                               -----------------------------------------------------------------
    Americas                    $ 331.0      40.9%     $  355.2     44.2%     $  332.1     46.7%
    EMEA                          209.5      25.9         219.9     27.3         199.5     28.0
    Asia Pacific                  268.6      33.2         229.3     28.5         180.4     25.3
                               --------   -------      --------  -------      --------  --------
      Total                     $ 809.1     100.0%     $  804.4    100.0%     $  712.0    100.0%
                               ========   =======      ========  =======      ========  ========

     The Americas segment sales include sales from the Company's operations principally in North America and Latin America. Sales decreased $24.2, or 6.8%, to $331.0 in 2005, compared to $355.2 in 2004. The decrease was attributable to lower organic sales of $29.4, which was partially offset by a favorable impact of changes in foreign exchange rates of $1.2. In addition, acquisition activity for the year contributed sales of $4.0. The substantial decline in organic sales was due primarily to accelerated migration of U.S. apparel manufacturing to the Asia Pacific region where U.S. retailers and apparel manufacturers continue to realize labor savings and operating performance efficiencies. There was a notable increase in migration experienced in 2005 when compared to prior years, primarily due to the reduction of apparel and textile import quotas, effective January 1, 2005. In 2004, sales increased $23.1, or 7.0%, to $355.2 in 2004, compared to $332.1 in 2003. The increase was attributable to organic sales growth of $7.9, the impact of the Alkahn acquisition of $13.5 and the favorable impact of changes in foreign exchange rates of $1.7. The organic sales increase was primarily attributable to increases in sales of apparel identification products, largely driven by the Company's operations in Latin America and, to a lesser extent, by an improved economic environment in the U.S. The economic improvement also benefited sales of bar code and pricing solutions products. Offsetting these increases in 2004, the Company's customers continued to move their production outside the U.S to realize labor savings and operating performance efficiencies.

     EMEA segment sales, which include sales from the Company's operations in 12 European countries, the Middle East and Africa, decreased $10.4, or 4.7%,to $209.5 in 2005, compared to $219.9 in 2004. The decrease was attributable to lower organic sales of $11.3, partially offset by a favorable impact of foreign exchange rates of $0.9. Continued weakness in economic and retail conditions in EMEA dampened overall customer demand, which, in turn, put pressure on EMEA's sales during the year ended December 31, 2005. In addition, the Company experienced continued sales migration to the Asia Pacific region as apparel manufacturers sought to reduce labor costs and align manufacturing capacity closer to customers. In 2004, sales increased $20.4, or 10.2%, to $219.9 in 2004, compared to $199.5 in 2003. The increase was attributable to organic sales growth of $2.5 and the favorable impact of changes in foreign exchange rates of $17.9. Despite the continued sales migration to Asia Pacific experienced by EMEA in 2004, the Company's operations in Western Europe and Turkey posted solid volume gains.

     Asia Pacific consists of the Company's operations in Hong Kong, China, Singapore, Sri Lanka, South Korea, Bangladesh, Indonesia, Malaysia, Vietnam and India. Sales increased $39.3, or 17.1% to $268.6 in 2005, compared to $229.3 in 2004. The increase was attributable to organic sales growth of $32.2 and the impact of the acquisition of the balance of the Company's India joint venture which contributed $7.1. The Company's operations in this region have continued to significantly benefit from the steady migration of many of the Company's customers that have moved their production from the U.S., U.K. and Western Europe to minimize labor costs and maximize operating efficiencies. Sales increased $48.9, or 27.1%, to $229.3 in 2004, compared to $180.4 in 2003. The increase was attributable to organic sales growth of $40.1 and the impact of the Alkahn acquisition of $8.8. The Company's operations in this region benefited from the migration of the Company's customers who have moved their production outside the U.S., U.K. and Western Europe.

     Gross Profit

     Gross profit, as a percent of sales, was 37.6% in 2005, compared to 38.7% in 2004, and 37.5% in 2003. The lower gross margin in 2005 as compared to 2004 was primarily the result of the under-absorption of fixed factory overhead costs as production migrated to Asia Pacific, as well as, to a lesser extent, inventory write-offs and certain scrap, rework and machine maintenance expense, principally related to the Company's domestic and EMEA apparel business. The Company's consolidation in 2003 of certain of its productions sites in the U.S. and the U.K. benefited gross margin in 2004 by improving capacity utilization and operating efficiency.

     Management's ongoing strategy includes implementing process improvements to reduce costs in all of its manufacturing facilities, re-deploying assets to balance production capacity with customer demand and expanding production in new and emerging markets to minimize labor costs and maximize operating performance efficiencies. During 2005, the Company announced that it would undertake restructuring activities related to realigning production capacity utilization, primarily related to its domestic locations (refer to discussion below, "Integration/Restructuring and Other Costs").


Selling, General and Administrative ("SG&A") Expenses

     SG&A expenses were $239.3 in 2005, compared to $240.8 in 2004 and $215.8 in 2003. As a percent of sales, SG&A expenses were 29.5% in 2005, compared to 29.9% in 2004 and 30.3% in 2003. The improvement in the ratio of SG&A to sales in 2005, when compared to 2004, was largely due to continued expense controls in the U.S. and EMEA regions, coupled with lower bonus and sales incentive requirements. Management is continuing to execute and evaluate further cost reduction opportunities in response to the continuing migration of sales and production from the U.S. and EMEA to Mexico, Central America and the Asia Pacific region. The increases in spending in 2004, as compared to 2003, were primarily attributable to (i) sales growth and corresponding expansion-related expenses, including expenditures made in connection with the development of innovative RFID (or radio frequency identification) solutions for supply-chain applications; (ii) incremental costs incurred to comply with the Sarbanes-Oxley Act of 2002; (iii) the negative impact of changes in foreign exchange rates; and
(iv) the acquisition of Alkahn.

Integration/Restructuring and Other Costs

     In October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the 2005 Restructuring Program). The current plan is substantially focused on transferring the majority of existing apparel identification manufacturing capacity from the Company's U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. To a lesser extent, the Company is also repositioning a portion of its EMEA manufacturing capacity to lower cost facilities in Eastern Europe. In addition, the plan includes the consequential realignment of the Company's sales and related support functions in response to the aforementioned production migration activities. In 2005, $8.7 in charges related to the 2005 Restructuring Program were recorded ($4.9 in severance related costs, $2.8 in asset impairment charges and $1.0 in other exit costs). The majority of the 2005 Restructuring Program activities are expected to be completed by the middle of 2007. The Company expects to incur total pre-tax, non-recurring charges, once all phases are implemented, in the range of $25 to $33 to complete the plan, including approximately $5 to $8 of non-cash charges. The plan contemplates significant manufacturing headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. In addition, in connection with the closure or streamlining of certain facilities, the Company will incur charges related to write-downs of property, plant and equipment, and other costs related to exiting facilities, including lease terminations and related charges.

     In April 2005, the Company announced initiatives to improve margins and lower costs in its EMEA region, primarily relating to workforce reductions and transportation costs. The initiatives were undertaken in light of recent volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. In July 2005, the Company initiated additional restructuring and realignment activities in connection with these initiatives. In the aggregate, during 2005, the Company recorded pre-tax charges of $4.8 in connection with these initiatives, which were substantially complete at the end of 2005.

     In January 2005, the Company announced the consolidation of one of its U.S. woven label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. In 2005, the Company recorded pre-tax charges of $1.6 related to this activity which was complete at the end of 2005.

     The Company did not incur any integration/restructuring charges in 2004.

     In 2003, the Company recognized a pre-tax charge of $20.4 in connection with the consolidation of certain operations, headcount reductions, a severance payment to the Company's former Chief Executive Officer, and a write-off of an Enterprise Resource Planning system and certain other fixed assets that were no longer in use.


Operating Income

     Operating income was $50.1 in 2005, compared to $70.9 in 2004, and $30.9 in 2003. As a percent of sales, operating income was 6.2% in 2005, compared to 8.8% in 2004 and 4.3% in 2003. The operating results for 2005 include integration/restructuring and other costs of $15.1, and the operating results for 2003 included integration/restructuring and other costs of $20.4.

     On a reportable segment basis, exclusive of corporate expenses and amortization of other intangibles, operating income, as a percent of sales, was as follows:


                                              2005        2004        2003
                                              ----        ----        ----
    Americas                                   6.5%       11.6%       4.8%
    EMEA                                       2.1         7.6        0.4
    Asia Pacific                              16.8        16.8       18.8

     Americas' operating income in 2005, as a percent of sales, decreased to 6.5% compared to 11.6% in 2004. This decline primarily resulted from a combination of the continued migration of sales to the Asia Pacific region and the corresponding under-absorption of its fixed cost base, as well as inventory write-offs and certain scrap, rework and machine maintenance expense, principally related to the apparel business. In addition, the Americas segment included integration/restructuring and other costs approximating 2.6% of sales for the year ended December 31, 2005.

     EMEA's operating income in 2005, as a percent of sales, decreased to 2.1% compared to 7.6% in 2004. This decline primarily resulted from a combination of the downturn in EMEA's sales volume and related under-absorption of its fixed cost base in legacy manufacturing sites, and infrastructure investments to support growth in emerging markets, primarily Eastern Europe. In addition, integration/restructuring and other costs represented 2.7% of sales for 2005.

     Asia Pacific's operating income in 2005, as a percent of sales, remained flat at 16.8%. The decrease in Asia Pacific's 2004 operating income, as a percent of sales compared to 2003, primarily resulted from increased charge-backs of certain global program development costs and other fees incurred on behalf of the Asia Pacific region.

     In 2003, integration/ restructuring and other costs, as a percent of sales, was 2.8%, 4.7% and 0.1%, in the Americas, EMEA and Asia Pacific segments, respectively.

Other Income, Net

     Other income, net was $2.1, $1.6 and $0.6 in 2005, 2004 and 2003, respectively. The increase in 2005 when compared to 2004 was due primarily to a $0.7 gain from the settlement of a trademark lawsuit during the year. The increase in 2004 when compared to 2003 was due primarily to net gains on the sales of property, plant and equipment.

Total Interest Expense

     Total interest expense, net of interest income on invested cash, was $16.7 in 2005, compared to $10.7 in 2004 and $11.3 in 2003. The increase in 2005 was attributable to $7.4 of charges related to the prepayment of $150.0 of 6.74% Senior Notes in December 2005. This was partially offset by additional interest income resulting from higher average cash balances and higher interest rates earned on invested funds.

Taxes on Income

     The effective income tax rate was 35.3% in 2005, compared to 23.3% in 2004 and 27.8% in 2003. The rate may change year to year based on factors such as the geographic mix of pre-tax income, the timing and amounts of foreign dividends, and state and local taxes. The increase in the 2005 rate is primarily due to a $4.8 charge recorded in conjunction with the Company's decision to repatriate $122.4 of foreign earnings pursuant to the American Jobs Creation Act of 2004 and, to a lesser extent, certain restructuring charges in the Company's EMEA region for which no tax benefit was provided.

     In 2004 and 2003, a shift in income from Asia Pacific to the U.S. and certain of EMEA operations as a result of the increased charge-backs to Asia Pacific of certain global program development costs and other fees increased the effective tax rates, as higher tax rates were applied on the income from the U.S. and certain EMEA operations. In addition, the effective tax rate for 2003 was further increased as a result of losses generated in the Company's EMEA region, which included integration/restructuring and other costs for which no tax benefits were provided.


LIQUIDITY AND CAPITAL RESOURCES

     The table below presents summary cash flow information for the years indicated:

                                                                    2005           2004           2003
                                                                -----------    -----------    -----------
     Net cash provided by operating activities                   $   69.3       $   85.5       $   35.6
     Net cash used in investing activities                          (43.8)         (36.5)         (60.0)
     Net cash (used in)/provided by financing activities            (63.4)         (23.3)          26.8
                                                                -----------    -----------    -----------
          Total change in cash and cash equivalents (a)          $  (37.9)      $   25.7       $    2.4
                                                                ===========    ===========    ===========

(a) Before the effect of exchange rate changes on cash flows.

Overview

     Cash provided by operating activities has been the Company's primary source of funds to finance operating needs and growth opportunities. In November 2005, the Company entered into a new five-year, $150 multi-currency Revolving Credit Agreement (the "Credit Agreement") with a group of five domestic and three international banks. The Company may increase the credit facility up to $250, subject to providing the participating banks adequate advance notice and securing their approval. Net cash provided by operating activities was $69.3, $85.5, and $35.6 in 2005, 2004 and 2003, respectively. Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future, supplemented by availability under the Credit Agreement, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

Operating Activities

     Working capital and the corresponding current ratio were $176.2 and 2.3:1 and $227.2 and 2.7:1 at December 31, 2005 and 2004, respectively. The decrease in working capital in 2005 when compared to 2004 primarily resulted from the decrease in cash and cash equivalents, substantially due to the prepayment of $150.0 of 6.74% Senior Notes in December 2005. In addition, to a lesser extent, the decrease was due to decreases in accounts receivable and inventories, and increases in accounts payable and accrued liabilities as well as accrued taxes payable, partially offset by an increase in deferred income taxes.

     In October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the 2005 Restructuring Program). The current plan is substantially focused on transferring the majority of existing apparel identification manufacturing capacity from the Company's U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. To a lesser extent, the Company is also repositioning a portion of its EMEA manufacturing capacity to lower cost facilities in Eastern Europe. In addition, the plan includes the consequential realignment of the Company's sales and related support functions in response to the aforementioned production migration activities. In 2005, $8.7 in charges related to the 2005 Restructuring Program were recorded ($4.9 in severance related costs, $2.8 in asset impairment charges and $1.0 in other exit costs). The majority of the 2005 Restructuring Program activities are expected to be completed by the middle of 2007. The Company expects to incur total pre-tax, non-recurring charges, once all phases are implemented, in the range of $25 to $33, including approximately $5 to $8 of non-cash charges. The plan contemplates significant manufacturing headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. In addition, in connection with the closure or streamlining of certain facilities, the Company will incur charges related to write-downs of property, plant and equipment, and other costs related to exiting facilities, including lease terminations and related charges.

     In April 2005, the Company announced initiatives to improve margins and lower costs in its EMEA region, primarily relating to workforce reductions and transportation costs. The initiatives were undertaken in light of recent volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. In July 2005, the Company initiated additional restructuring and realignment activities in connection with these initiatives. In the aggregate, during 2005, the Company recorded pre-tax charges of $4.8 in connection with these initiatives, which were substantially complete at the end of 2005.

     In January 2005, the Company announced the consolidation of one of its U.S. woven label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. In 2005, the Company recorded pre-tax charges of $1.6 related to this activity which was complete at the end of 2005.

     The American Jobs Creation Act of 2004 (the "AJCA") created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by generally providing an 85% exemption for qualifying dividends received prior to December 31, 2005. During 2005, the Company's Chief Executive Office and Chief Financial Officer, together with the Board of Directors, approved a domestic reinvestment plan as required by AJCA to repatriate $122.4 in foreign earnings. The Company recorded tax expense in 2005 of $4.8 related to the repatriation program, which was completed during the fourth quarter of 2005.

Investing Activities

     For the years ended December 31, 2005, 2004 and 2003, the Company incurred $30.9, $38.7, and $32.8, respectively, of capital expenditures to acquire the production machinery, expand capacity, install system upgrades and continue the growth and expansion of company operations in the emerging markets of Mexico, Central America, EMEA and Asia Pacific. Capital expenditures are primarily funded by cash provided by operating activities. In 2005, certain capital projects that were originally scheduled for completion during the second half of the year were deferred pending the approval of the 2005 Restructuring Program. As a result of the delayed spending, coupled with the subsequent approval of the 2005 Restructuring Program, which requires expansion of manufacturing capacity primarily in Mexico, Central America and Asia Pacific, 2006 capital expenditures are currently anticipated to be in the range of $45.0 to $50.0, which is approximately $10.0 higher than typical spending levels. In addition, during 2005, the Company purchased the remaining 50% interest in its joint venture in India for $10.5 and the business and manufacturing assets of EMCO labels for $2.8. In connection with these acquisitions, the Company recognized goodwill of $4.3 and $1.9, respectively, based on its allocations of purchase prices to the fair value of net assets acquired.

     During 2004, the Company received proceeds of $1.0 from the sale of its 10% equity interest in Disc Graphics, Inc., a diversified manufacturer and printer of specialty paperboard packaging.


Financing Activities

     The components of total capital as of December 31, 2005, 2004 and 2003, respectively, are presented below:

                                      2005           2004          2003
                                  -----------    -----------    -----------
Due to banks                          $  3.0        $  3.9        $  4.3
Long-term debt                          97.7         163.1         190.3
                                  -----------    -----------    -----------
     Total debt                        100.7         167.0         194.6
Shareholders' equity                   454.9         440.6         377.3
                                  -----------    -----------    -----------
     Total capital                    $555.6        $607.6        $571.9
                                  ===========    ===========    ===========
Total debt as a percent                 18.1%         27.5%         34.0%
 of total capital                 ===========    ===========    ===========

     The Company had an unsecured ten-year, $150 Senior Note agreement (the "Senior Notes") due 2008 with institutional lenders, primarily insurance companies. The Senior Notes had an interest rate of 6.74%, payable semi-annually. These notes were repaid in December 2005 with accrued interest of $3.2 and prepayment charges of $7.4.

     Management believes that the borrowings available under the Company's new Credit Agreement provide sufficient liquidity to supplement the Company's operating cash flow. For the years ended December 31, 2005, 2004 and 2003, net (repayments)/ borrowings of the Company's outstanding debt were $(73.5), $(27.5) and $27.9, respectively.

     The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the years ended December 31, 2005, 2004 and 2003, the Company received proceeds of $16.1, $4.2 and $4.0, respectively, from common stock issued under its employee stock option and stock purchase plans.

     The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150.0 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company repurchased approximately 343,000 shares in 2005 for an aggregate price of $6.0, or $17.47 per share. The Company did not repurchase any shares in 2004. In 2003, the Company repurchased approximately 469,000 shares for an aggregate price of $5.1, an average of $10.80 per share. Since the inception of the stock repurchase program, the Company has repurchased approximately 12,636,000 of its shares for an aggregate price of $128.0, an average of $10.13 per share. The Company immediately retired the repurchased shares. As of December 31, 2005, the Company had $22.0 available under its $150.0 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability. The Company believes that funds from future operating cash flows and funds available under its Credit Agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

Financing Arrangements

     The Company's Senior Notes had an interest rate of 6.74%, payable semi-annually. These notes were repaid in December 2005.

     In November 2005, the Company replaced its existing three-year $50 revolving credit facility with the new Credit Agreement with a group of five domestic and three international banks. Under the Credit Agreement, the Company pays a facility fee determined by the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Borrowings under the Credit Agreement bear interest at prime rate, negotiated rates, rates referenced to the

London Interbank Offered Rate ("LIBOR") or Euro LIBOR, at the Company's option, with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds and are guaranteed by certain domestic subsidiaries of the Company. The Company may increase the credit facility up to $250, subject to providing the participating banks adequate advance notice and securing their approval. At December 31, 2005, the interest rate on outstanding borrowings under this Agreement was based on LIBOR at a weighted average interest rate of 4.8%.

     The Company must maintain an excess of consolidated total assets over total liabilities of not less than the sum of $350 plus 35% of cumulative consolidated net income from October 1, 2005. The Company's maximum allowable debt to EBITDA ratio, as defined, is 3.0 to 1 and minimum allowable fixed charge coverage ratio, as defined, is 1.5 to 1. The Company is in compliance with all debt covenants. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner.

     Under the Credit Agreement, the Company can not pay in excess of $50.0 in cash dividends during any 12-month period, and can not pay in excess of $100.0 in cash dividends over its five-year term.

     Average borrowings under the Credit Agreement during 2005 were $10.0 at an average interest rate of 5.03%. Average borrowings under the revolving credit facility in 2004 and 2003 were $3.8, and $22.0 at average interest rates of 2.10%, and 1.86%, respectively. The borrowings outstanding under the Credit Agreement at December 31, 2005 were $84.1.

     Facilities financed by economic development revenue bonds have been accounted for as plant and equipment, and the related bonds are recorded as long-term debt. The variable rate bonds for the years ended December 31, 2005 and 2004 had weighted average interest rates of 2.5% and 1.31%, respectively. The rate on these bonds was 3.6% at December 31, 2005.

     Excluding the impact of the $7.4 of prepayment charges relating to debt retired in 2005, net interest expense was $9.3 in 2005, $10.7 in 2004 and $11.3 in 2003.


Off Balance Sheet Arrangements

     The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.


Market Risk

     In the normal course of business, the Company is exposed to foreign currency exchange rate and interest rate risks that could impact its results of operations.

     At times, the Company reduces its market risk exposures by creating offsetting positions through the use of derivative financial instruments. All of the Company's derivatives have high correlation with the underlying exposures. Accordingly, changes in fair value of derivatives are expected to be offset by changes in value of the underlying exposures. The Company does not use derivative financial instruments for trading purposes.

     The Company manages a foreign currency hedging program to hedge against fluctuations in foreign currency denominated trade assets and liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts that the Company entered into amounted to $114.8, $153.9 and $55.1 in 2005, 2004 and 2003, respectively.



     The following table summarizes, as of December 31, 2005, the Company's forward foreign exchange contracts by currency. All of the Company's forward foreign exchange contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments:

                                                                    Contract Amounts (in thousands)    Fair Value
                                                                   ---------------------------------
                                                                      Receive             Pay         (US$ 000's)
                                                                   -------------   ----------------- --------------
Contract to receive US$/pay Euro ("EUR")                           US$     170       EUR      144         $  -
Contracts to receive US$/pay British pounds ("GBP")                US$   5,117       GBP    2,977         $(13)
Contract to receive US$/pay Moroccan dirham ("MAD")                US$     137       MAD    1,257         $ (1)
Contract to receive GBP/pay US$                                    GBP      85       US$      146         $  -
Contracts to receive GBP/pay EUR                                   GBP      39       EUR       56         $ (1)
Contracts to receive EUR/pay US$                                   EUR     388       US$      460         $ (4)
Contract to receive GBP/pay MAD                                    GBP     614       MAD    9,700         $ (2)
Contract to receive EUR/pay MAD                                    EUR     332       MAD    3,619         $ (2)

     A 10% change in interest rates affecting the Company's floating rate debt instruments would have an immaterial impact on the Company's pre-tax earnings and cash flows over the next fiscal year. Such a move in interest rates would have virtually no effect on the fair value of the Company's floating rate debt instruments.

     The Company sells its products worldwide, and a substantial portion of its net sales, cost of sales and operating expenses are denominated in foreign currencies. This exposes the Company to risks associated with changes in foreign currency exchange rates that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's major customers are retailers, branded apparel companies and contract manufacturers that have historically paid their balances with the Company.

     There were no significant changes in the Company's exposure to market risk in the past three years.

Aggregate Contractual Obligations

     The Company's aggregate contractual obligations are as follows:

                                                                     Payments due by period
                                                  -------------------------------------------------------------
   Contractual Obligations                                      Less than                            More than
                                                     Total       1 year     1-3 years    3-5 years    5 years
------------------------------------              ----------   ----------   ---------    ---------  -----------
Long-term debt obligations                          $100.7        $ 3.0       $  --        $84.5       $13.2
Operating lease obligations                           38.5         10.9        13.1          8.0         6.5
Capital lease obligations                              1.6          0.4         0.5          0.6         0.1
Severance obligations                                  8.6          5.4          --           --         3.2
Purchase obligations                                  13.1         12.8         0.3           --          --
Post-employment benefit obligations                   11.3          1.9         1.2          1.2         7.0
                                                  ----------   ----------   ---------    ---------  -----------
  Total                                             $173.8        $34.4       $15.1        $94.3       $30.0
                                                  ==========   ==========   =========    =========  ===========

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

Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment and includes freight billed to customers. In addition, in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition, revised and updated," the Company recognizes revenues from fixed price service contracts on a pro-rata basis over the life of the contract, as they are generally performed evenly over the contract period. Revenues derived from other service contracts are recognized when the services are performed. SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;

(3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

Sales Returns and Allowances

     Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the years ended December 31, 2005, 2004 and 2003, the provision for sales returns and allowances accounted for as a reduction to gross sales, was not material.

Allowance for Doubtful Accounts

     Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable, and establishes an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $128.9, net of allowances of $10.7, and $132.5, net of allowances of $12.3, at December 31, 2005 and 2004, respectively.

Inventories

     Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $9.1 and $11.7 as of December 31, 2005 and 2004, respectively. The value of all other inventories, which are determined using the first-in, first-out method, was $90.1 and $89.6 as of December 31, 2005 and 2004, respectively.

     On an ongoing basis, the Company evaluates the composition of its inventories and the adequacy of its allowance for slow-turning and obsolete products. Market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company's products, and current sales activities for this type of inventory.

Goodwill

     The Company evaluates goodwill for impairment annually, using a fair value approach, at the reporting unit level. In addition, the Company evaluates goodwill for impairment if a significant event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding its fair value. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value. The Company assesses the existence of impairment by comparing the implied fair values of its reporting units with their respective carrying amounts, including goodwill. During the fourth quarter of 2005, the Company completed its annual goodwill impairment assessment and, based on the results, the Company determined that no impairment of goodwill existed at October 31, 2005, and there have been no indicators of impairment since that date. A subsequent determination that this goodwill is impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

Impairment of Long-Lived Assets

     The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. Asset impairment analysis related to certain fixed assets in connection with the Company's restructuring initiatives requires management's best estimate of net realizable value.

Accounting for Income Taxes

     As part of the process of preparing the consolidated financial statements, management is required to estimate the income taxes in each jurisdiction in which the Company operates. This process involves estimating the actual current tax liabilities, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that management believes that recovery is not more than likely, the Company establishes a valuation allowance. If a valuation allowance is established or increased during any period, the Company records this amount as an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recognized against net deferred tax assets. Valuation allowances are based on management's estimates of the taxable income in the jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable.

     Deferred taxes are not provided on the portion of undistributed earnings of non-U.S. subsidiaries that is considered to be permanently reinvested. In the event that management changes its consideration on permanently reinvesting the undistributed earnings of its non-U.S. subsidiaries, circumstances change in future periods, or there is a change in accounting principles generally accepted in the United States, the Company may need to establish an additional income tax provision for the U.S. and other taxes arising from repatriation, which could materially impact its results of operations.

     The American Jobs Creation Act of 2004 (the "AJCA") created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by generally providing an 85% exemption for qualifying dividends received prior to December 31, 2005. During 2005, the Company's Chief Executive Officer and Chief Financial Officer, together with the Board of Directors, approved a domestic reinvestment plan as required by AJCA to repatriate $122.4 in foreign earnings. The Company recorded tax expense in 2005 of $4.8 related to the repatriation program which was completed during the fourth quarter of 2005.

Recently Issued Accounting Pronouncement

     In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. We currently do not expect to make any accounting changes which would be impacted by SFAS 154.

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

     In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123 by eliminating the choice to account for employee stock options under APB Opinion No. 25 and requires companies to recognize the compensation expense resulting from awards of equity instruments to employees, such as stock options and restricted stock, based on the fair value of such awards at date of grant. Under APB 25 the value of restricted stock awards is expensed over the restriction time period and no compensation expense is recognized for stock option grants as all such grants have an exercise price not less than market value at date of grant.

     For periods through December 31, 2005, the Company has disclosed pro forma compensation expense quarterly and annually by measuring the fair value of stock option grants using the Black-Scholes model.

     The Company adopted the provisions of SFAS No. 123(R) as of January 1, 2006 using the prospective method which, will result in an incremental expense upon adoption. The impact on earnings per share in fiscal year 2006 of these requirements is currently estimated in the range of $0.06 to $0.07. Future expense amounts for any particular quarterly or annual period could be affected by changes in the Company's valuation assumptions or changes in market conditions. Due to the timing of the Company's equity grants, the charge will not be spread evenly throughout the year. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby potentially reducing net operating cash flows and increasing net financing cash flows in periods after adoption. Such amounts cannot be estimated for future periods with certainty because they depend largely on when employees will exercise stock options and the market price of the Company's stock at the time of exercise.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

     In June 2003, the Securities and Exchange Commission ("SEC") issued rules on internal control over financial reporting that were mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). These rules require management reporting on internal control over financial reporting. The Company employed the Internal Control - Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. The Company's management has assessed the Company's internal control over financial reporting to be effective as of December 31, 2005. Additionally, Ernst & Young LLP, the independent registered public accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting as of December 31, 2005.

Restatement

     In the fourth quarter of 2003, the Company reconsidered its accounting and reporting matters related to its obligations to purchase redeemable common shares under the July 11, 2001 Agreement with its Chairman. In accordance with Rule 5-02.28 of Regulation S-X, or Accounting Series Release No. 268, "Redeemable Preferred Stocks," (issued by the SEC on July 27, 1979), as interpreted by EITF Topic D-98, "Classification and Measurement of Redeemable Securities," (issued by the FASB on July 19, 2001), securities that are redeemable for cash or other assets must be classified outside of shareholders' equity if they are redeemable at the option of the holder, as were the redeemable common shares owned by the Chairman. The Company concluded that Rule 5-02.28, as interpreted by EITF Topic D-98, applied to the redeemable common shares because the redemption features were not solely within its control. While Rule 5-02.28 specifically addressed redeemable preferred stocks, EITF Topic D-98 makes it clear that redeemable preferred stock is analogous to other equity instruments, including common shares. Accordingly, the Company determined that the redeemable common shares should have been classified as temporary equity in its financial statements for periods ended after July 11, 2001 until the Agreement was terminated on November 17, 2003. As a result, during 2003, the Company restated its balance sheet as of December 31, 2002 and December 31, 2001 to report the redemption value of redeemable common stock outside of shareholders' equity, as "Common Stock Subject to Redemption." The redeemable common stock was previously reported within shareholders' equity. Corresponding revisions also were made to the consolidated statements of shareholders' equity and comprehensive income.

     As the Agreement was terminated on November 17, 2003, the redeemable common shares owned by the Chairman were no longer subject to redemption and, therefore, were classified as permanent equity in the financial statements at December 31, 2003.


Item 7A: Quantitative and Qualitative Disclosure About Market Risk

     The information required by this Item is set forth under the heading "Market Risk" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", above, which information is hereby incorporated by reference.

Item 8: Financial Statements and Supplementary Data

     The financial information required by this Item is incorporated by reference to the consolidated financial statements and notes thereto as an exhibit in Part IV, Item 15.

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

     Internal Control over Financial Reporting. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management concluded that, as of December 31, 2005, the Company's internal control over financial reporting is effective. Additionally, Ernst & Young LLP, the independent registered public accounting firm that audited the Company's 2005, 2004 and 2003 consolidated financial statements, has issued an attestation report on management's assessment of the Company's internal control over financial reporting as of December 31, 2005.

     There have not been any changes in the Company's internal control over financial reporting identified in connection with the assessment that occurred during the fourth quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 4, 2006.

Item 11: Executive Compensation

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 4, 2006.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 4, 2006.

Item 13: Certain Relationships and Related Transactions

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 4, 2006.

Item 14: Principal Accountant Fees and Services

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on May 4, 2006.

                                     PART IV

Item 15: Exhibits and Financial Statement Schedules

     (a) Documents

         (1) FINANCIAL STATEMENTS --
             Management's Responsibility for Financial
              Reporting.......................................................28
             Management's Report on Internal Control
              over Financial Reporting........................................28
             Reports of Independent Registered
              Public Accounting Firm...................................29 and 30
             Consolidated Statements of Income for the years
              ended December 31, 2005, 2004 and 2003..........................31
             Consolidated Balance Sheets as of December 31,
              2005 and 2004...................................................32
             Consolidated Statements of Shareholders' Equity
              and Comprehensive Income for the years ended
              December 31, 2005, 2004 and 2003 ...............................33
             Consolidated Statements of Cash Flows for the
              years ended December 31, 2005, 2004 and 2003....................34
             Notes to Consolidated Financial Statements.................35 to 52
         (2) FINANCIAL STATEMENT SCHEDULE --
             Schedule II -- Valuation and Qualifying Accounts.................53

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

     (b) Exhibits
               3.1    By-Laws. (A)
               3.2    Amended and Restated Certificate of Incorporation. (C)
               3.3 Amendment to Amended and Restated Certificate of Incorporation. (D)
              10.1    Registrant's 1990 Employee Stock Option Plan. (B)
              10.2    Registrant's 1997 Incentive Stock Option Plan. (E)
              10.3    Deferred Compensation Plan for Directors. (F)
              10.4    Note Purchase Agreement dated as of August 4, 1998. (G)
              10.5 Form of Change of Control Employment Agreement between the Registrant and named executive officers and other executives. (H)
              10.6 Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging
                      Material, Inc., Center Capital Investors III, L.P. and Related Partnerships. (I)
              10.7    Amendment No. 1, dated March 9, 2000 to the Stock
                      Purchase and Recapitalization Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging Materials, Inc., Centre Capital Investors III, L.P., and related partnerships. (I)
              10.8    Registrant's 2000 Long-Term Performance and Incentive
                      Plan. (J)
              10.9 Agreement, dated as of July 11, 2001, by and between Paxar Corporation and Arthur Hershaft. (K)
              10.10 Agreement, dated as of September 1, 2001, by and between Paxar Corporation and Victor Hershaft. (L)
              10.11   Credit Agreement, dated as of November 28, 2005. (M)
              10.12 Termination of Agreement, dated as of November 17, 2003, by and between Paxar Corporation and Arthur Hershaft. (N)
              10.13 Employment Agreement, dated as of October 1, 2004, between Paxar Corporation and Arthur Hershaft. (O)
              10.14   Registrant's 2005 Incentive Compensation Plan. (P)
              21.1    Subsidiaries of Registrant.
              23.1    Consent of Independent Registered Public Accounting Firm.
              31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
              31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
              32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(G) Incorporated herein by reference from Exhibits to the Registrant's Form 8-K filed on August 26, 1998.

(H) Incorporated herein by reference from Exhibit to the Registrant's Form 8-K filed on April 26, 2005.

(I) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated March 9, 2000.

(J) Incorporated herein by reference from Appendix B and C to Registrant's definitive proxy statement dated March 31, 2000.

(K) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated July 11, 2001.

(L) Incorporated herein by reference from Exhibits to Registrant's Form 10-Q filed on November 14, 2001.

(M)  Filed herein as Exhibit 10.11.

(N) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

(O) Incorporated herein by reference from Exhibits to Registrant's Form 10-Q filed on November 5, 2004.

(P) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated January 1, 2005.

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


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management concluded that, as of December 31, 2005, the Company's internal control over financial reporting is effective.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.





/s/ Robert P. van der Merwe

Robert P. van der Merwe
President and Chief Executive Officer


/s/ Anthony S. Colatrella

Anthony S. Colatrella
Vice President and Chief
Financial Officer

March  9, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Paxar Corporation:

     We have audited the accompanying consolidated balance sheets of Paxar Corporation and Subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.



/s/ Ernst & Young LLP

Stamford, Connecticut
March 9, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Paxar Corporation:

     We have audited management's assessment, included in the accompanying "Management's Report on Internal Control over Financial Reporting," that Paxar Corporation and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 of the Company, and our report dated March 9, 2006 expressed an unqualified opinion thereon.




/s/ Ernst & Young LLP

Stamford, Connecticut
March 9, 2006

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2005, 2004 and 2003
                     (in millions, except per share amounts)


                                               2005         2004        2003
                                              ------       ------      ------
Sales                                        $809.1       $804.4      $712.0
Cost of sales                                 504.6        492.7       444.9
                                              ------       ------      ------
   Gross profit                               304.5        311.7       267.1
Selling, general and administrative
 expenses                                     239.3        240.8       215.8
Integration/restructuring and
 other costs                                   15.1           --        20.4
                                              ------       ------      ------
   Operating income                            50.1         70.9        30.9
Other income, net                               2.1          1.6         0.6
Interest expense, net                           9.3         10.7        11.3
Prepayment charges - debt retirement            7.4           --          --
                                              ------       ------      ------
   Total interest expense                      16.7         10.7        11.3
                                              ------       ------      ------
   Income before taxes                         35.5         61.8        20.2
Taxes on income                                12.5         14.4         5.6
                                              ------       ------      ------
   Net income                                $ 23.0       $ 47.4      $ 14.6
                                              ======       ======      ======

Basic earnings per share                     $ 0.57       $ 1.20      $ 0.37
                                              ======       ======      ======

Diluted earnings per share                   $ 0.56       $ 1.17      $ 0.37
                                              ======       ======      ======

Weighted average shares outstanding:
   Basic                                       40.3         39.6        39.1
   Diluted                                     41.3         40.6        39.5


     The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (in millions, except per share amounts)

                                                                           December 31,   December 31,
                                                                             2005          2004
                                                                          -------------  -------------
ASSETS
Current assets:
Cash and cash equivalents                                                         $48.2          $92.0
Accounts receivable, net of allowances
 of $10.7 and $12.3 in 2005 and 2004, respectively                                128.9          132.5
Inventories                                                                        99.2          101.3
Deferred income taxes                                                              19.3           15.0
Other current assets                                                               20.2           18.1
                                                                          -------------  -------------
          Total current assets                                                    315.8          358.9
                                                                          -------------  -------------
Property, plant and equipment, net                                                164.1          169.9
Goodwill and other intangible, net                                                221.6          220.5
Other assets                                                                       26.1           24.4
                                                                          -------------  -------------
Total assets                                                                     $727.6         $773.7
                                                                          =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                                       $3.0           $3.9
Accounts payable and accrued liabilities                                          118.8          116.6
Accrued taxes on income                                                            17.8           11.2
                                                                          -------------  -------------
          Total current liabilities                                               139.6          131.7
                                                                          -------------  -------------
Long-term debt                                                                     97.7          163.1
Deferred income taxes                                                              15.9           21.8
Other liabilities                                                                  19.5           16.5

Commitments and contingent liabilities (Note 17)

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000
 shares authorized and none issued                                                   --             --
Common stock, $0.10 par value, 200,000,000 shares
 authorized, 40,630,951 and 39,644,756 shares issued
 and outstanding in 2005 and 2004, respectively                                     4.1            4.0
Paid-in capital                                                                    26.2           14.7
Retained earnings                                                                 415.9          392.9
Accumulated other comprehensive income                                              8.7           29.0
                                                                          -------------  -------------
          Total shareholders' equity                                              454.9          440.6
                                                                          -------------  -------------
Total liabilities and shareholders' equity                                       $727.6         $773.7
                                                                          =============  =============

     The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended December 31, 2005, 2004 and 2003
                                 (in millions)

                                                                                                 Accumulated
                                                   Common Stock                                    Other
                                                   -------------   Paid-In  Treasury   Retained  Comprehensive Comprehensive
                                                   Shares  Amount  Capital   Stock     Earnings   Income(Loss)    Income
                                                   ------  ------  -------- --------   --------  ------------- -------------
Balance, December 31, 2002 (restated)               36.7   $3.7    $  --    $  --       $304.7      $  (8.4)
Comprehensive income:
    Net income                                        --     --       --       --         14.6           --       $  14.6
    Other comprehensive income:
       Translation adjustments                        --     --       --       --           --         25.6          25.6
       Post-employment benefit obligation
        adjustments, net of taxes                     --     --       --       --           --          0.4           0.4
                                                                                                                  -------
    Comprehensive income                              --     --       --       --           --           --       $  40.6
                                                                                                                  =======
Shares issued -- various plans                       0.4     --      4.0       --           --           --
Stock compensation                                    --     --      0.2       --           --           --
Purchase of common stock                              --     --       --     (5.1)          --           --
Retirement of treasury stock                        (0.5)    --     (5.1)     5.1           --           --
Termination of a Stock Repurchase
 Agreement (See Note 2)                              2.5    0.2     11.2       --         19.1           --
Change in carrying value of common stock
 subject to redemption (See Note 2)                   --     --       --       --          7.1           --
                                                   ------  ----    -----    -----       ------      -------
Balance, December 31, 2003                          39.1    3.9     10.3       --        345.5         17.6
Comprehensive income:
    Net income                                        --     --       --       --         47.4           --       $  47.4
    Other comprehensive income/(loss):
       Translation adjustments                        --     --       --       --           --         11.8          11.8
       Unrealized gain on derivatives,
        net of taxes                                  --     --       --       --           --          0.1           0.1
       Post-employment benefit obligation
        adjustments, net of taxes                     --     --       --       --           --         (0.5)         (0.5)
                                                                                                                  -------
    Comprehensive income                              --     --       --       --           --           --       $  58.8
                                                                                                                  =======
Shares issued -- various plans                       0.5    0.1      4.1       --           --           --
Stock compensation                                    --     --      0.3       --           --           --
                                                   ------  ----    -----    -----       ------      -------
Balance, December 31, 2004                          39.6    4.0     14.7       --        392.9         29.0
Comprehensive income:
    Net income                                        --     --       --       --         23.0           --       $  23.0
    Other comprehensive income/(loss):
       Translation adjustments                        --     --       --       --           --        (19.7)        (19.7)
      Unrealized gain on derivatives,
       net of taxes
                                                      --     --       --       --           --         (0.1)         (0.1)
       Post-employment benefit obligation
        adjustments, net of taxes                     --     --       --       --           --         (0.5)         (0.5)
                                                                                                                  -------
    Comprehensive income                              --     --       --       --           --           --       $   2.7
                                                                                                                  =======
Shares issued -- various plans                       1.3    0.1     16.0       --           --           --
Purchase of common stock                              --     --       --     (6.0)          --           --
Retirement of treasury stock                        (0.3)    --     (6.0)     6.0           --           --
Stock compensation                                    --     --      1.5       --           --           --
                                                   ------  ----    -----    -----       ------       -------
Balance, December 31, 2005                          40.6   $4.1    $26.2    $  --       $415.9      $   8.7
                                                   ======  ====    =====    =====       ======       =======

     The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2005, 2004 and 2003
                                  (in millions)

                                                                  2005        2004        2003
                                                                 -------      ------     -------
OPERATING ACTIVITIES
 Net income                                                     $  23.0      $ 47.4     $  14.6
 Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation and amortization                                  32.7        32.4        30.2
    Prepayment charges - debt retirement                            7.4          --          --
    Deferred income taxes                                         (10.2)        6.7        (2.6)
    (Gain)/loss on sale of property and equipment, net             (0.2)       (0.6)        0.3
    Write-off of property and equipment                             4.7         2.3         8.0
 Changes in assets and liabilities, net
      of businesses acquired:
    Accounts receivable                                             6.0        (6.7)      (13.8)
    Inventories                                                     4.2        (9.3)       (2.6)
    Other current assets                                           (2.2)       (2.2)        0.3
    Accounts payable and accrued liabilities                        0.3        13.2         1.9
    Accrued taxes on income                                         6.5        (0.6)       (2.5)
    Other, net                                                     (2.9)        2.9         1.8
                                                                 -------      ------     -------
    Net cash provided by operating activities                      69.3        85.5        35.6
                                                                 -------      ------     -------

INVESTING ACTIVITIES
 Purchases of property, plant and equipment                       (30.9)      (38.7)      (32.8)
 Acquisitions, net of cash acquired                               (13.8)       (0.7)      (28.4)
 Proceeds from sale of property and equipment                       0.6         1.6         1.2
 Other, net                                                         0.3         1.3          --
                                                                 -------      ------     -------
    Net cash used in investing activities                         (43.8)      (36.5)      (60.0)
                                                                 -------      ------     -------

FINANCING ACTIVITIES
 Net (decrease)/increase in short-term debt                        (1.1)       (0.3)        2.2
 Additions to long-term debt                                       84.5        57.8       275.0
 Reductions in long-term debt                                    (156.9)      (85.0)     (249.3)
 Purchase of common stock                                          (6.0)         --        (5.1)
 Proceeds from common stock issued under
  employee stock option and stock purchase plans                   16.1         4.2         4.0
                                                                 -------      ------     -------
    Net cash (used in)/provided by financing activities           (63.4)      (23.3)       26.8
                                                                 -------      ------     -------
    Effect of exchange rate changes on cash flows                  (5.9)        1.9        12.4
                                                                 -------      ------     -------
(Decrease)/increase in cash and cash equivalents                  (43.8)       27.6        14.8
Cash and cash equivalents at beginning of year                     92.0        64.4        49.6
                                                                 -------      ------     -------
Cash and cash equivalents at end of year                        $  48.2      $ 92.0     $  64.4
                                                                 =======      ======     =======

     The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (in millions, except headcount, share and per share data)


Note 1: Description of Business

    Paxar Corporation ("Paxar" or the "Company"), incorporated in New York in 1946, is a global leader in providing innovative identification solutions to the retail and apparel manufacturing industries, worldwide. These solutions include:
1) brand development, 2) information services and 3) supply chain logistics.

    Paxar's brand development solutions include offering creative design services to apparel customers and retailers to translate their branding concepts into fashionable systems of apparel identification, including tickets, tags and labels that make a garment stand-out to consumers, as well as assist consumers with their purchasing decisions. The Company's comprehensive information services provide customers with exceptional control, visibility and access to information concerning apparel identification activities, regardless of point-of-manufacture, worldwide. Paxar's supply chain logistics offerings, which include bar code and RFID (radio frequency identification) labels, bar code and RFID printers and labelers, as well as the design of integrated systems for large in-store and warehouse applications, offer customers high-quality inventory control and distribution management capabilities.

     The Company operates globally, with approximately 70% of its sales outside the United States. The Company's operations have been organized into three geographic segments consisting of (1) the operations principally in North America and Latin America ("Americas"); (2) Europe, the Middle East and Africa ("EMEA"); and (3) the Asia Pacific region ("Asia Pacific"). The Company's entire array of products and services is offered for sale across each of those geographic segments. As of December 31, 2005, the Company had 86 manufacturing facilities and sales offices located in 39 countries and employed approximately 10,800 people worldwide. In addition, the Company sells its products through independent distributors in 24 countries in which it does not sell directly to the final customer.

Note 2: Restatement

     In the fourth quarter of 2003, the Company reconsidered its accounting and reporting matters related to its obligations to purchase redeemable common shares under a Stock Repurchase Agreement (the "Agreement"), dated July 11, 2001, with its Chairman and Chief Executive Officer (the "Chairman"). In accordance with Rule 5-02.28 of Regulation S-X, or Accounting Series Release No. 268, "Redeemable Preferred Stocks," (issued by the Securities and Exchange Commission ("SEC") on July 27, 1979), as interpreted by the Emerging Issues Task Force ("EITF") Topic D-98, "Classification and Measurement of Redeemable Securities," (issued by the Financial Accounting Standards Board ("FASB") on July 19, 2001), securities that are redeemable for cash or other assets must be classified outside of shareholders' equity if they are redeemable at the option of the holder, as were the redeemable common shares owned by the Chairman. The Company concluded that Rule 5-02.28, as interpreted by EITF Topic D-98, applied to the redeemable common shares because the redemption features were not solely within its control. While Rule 5-02.28 specifically addressed redeemable preferred stocks, EITF Topic D-98 makes it clear that redeemable preferred stock is analogous to other equity instruments, including common shares. Accordingly, the Company determined that the redeemable common shares should have been classified as temporary equity in its financial statements for periods ended after July 11, 2001 until the Agreement was terminated on November 17, 2003. As a result, during 2003, the Company restated its balance sheet as of December 31, 2002 to report the redemption value of redeemable common stock outside of shareholders' equity, as "Common Stock Subject to Redemption." The redeemable common stock was previously reported within shareholders' equity. Corresponding revisions were also made to the consolidated statements of shareholders' equity and comprehensive income.

     Since the Agreement was terminated on November 17, 2003, the redeemable common shares owned by the Chairman are no longer subject to redemption and, therefore, are classified as permanent equity in the financial statements at December 31, 2003.

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

Allowance for Doubtful Accounts

     Management makes judgments, based on an established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable and establishes an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $128.9, net of allowances of $10.7, and $132.5, net of allowances of $12.3, at December 31, 2005 and 2004, respectively.

Inventories

     Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $9.1 and $11.7 as of December 31, 2005 and 2004, respectively. The value of all other inventories determined using the first-in, first-out method was $90.1 and $89.6 as of December 31, 2005 and 2004, respectively.

     On an ongoing basis, the Company evaluates the composition of its inventories and the adequacy of its allowance for slow-turning and obsolete products. Market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand and acceptance of the Company's products, and current sales negotiations for this type of inventory.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Upon retirement or disposition, the cost and accumulated depreciation are removed from the asset and accumulated depreciation accounts, and the net gain or loss is reflected in income. Expenditures for maintenance and repairs are charged against income as incurred. Expenditures for improvements and renewals which extend estimated useful lives are capitalized.

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

     The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $114.8, $153.9 and $55.1 in 2005, 2004 and 2003, respectively.

     The Company formally designates and documents the hedging relationship and risk management objective for undertaking each hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

     The fair value of outstanding forward foreign exchange contracts at December 31, 2005 and 2004, for delivery of various currencies at various future dates and the changes in fair value recognized in income in 2005, 2004 and 2003, were not material. The notional value of outstanding forward foreign exchange contracts at December 31, 2005 and 2004, was $7.5 and $10.3, respectively.

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

Impairment of Long-Lived Assets

     The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. Except for certain write offs of fixed assets that the Company recognized in connection with its restructuring and related initiatives in 2005 and 2003, there were no significant impairment losses related to long-lived assets in the past three years.

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

Deferred Financing Costs

     Deferred financing costs are amortized over the terms of the related indebtedness. In the fourth quarter of 2005, approximately $0.4 of financing costs were written-off in connection with the early repayment of the Company's 6.74% Senior Notes (see Note 9).

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

     SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and
(4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and services rendered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

Sales Returns and Allowances

     Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the years ended December 31, 2005, 2004 and 2003, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Research and Development

     Research and development costs are expensed as incurred. The Company's research and development expenses were approximately $7.4, $7.1 and $6.8 for 2005, 2004 and 2003, respectively.

Accounting for Income Taxes

     The provision for income taxes is determined using the asset and liability method. As part of the process of preparing the consolidated financial statements, management is required to estimate the income taxes in each jurisdiction in which the Company operates. This process involves estimating the actual current tax liabilities, together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that management believes that recovery is not more than likely, the Company must establish a valuation allowance. If a valuation allowance is established or increased during any period, the Company must include this amount as an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recognized against net deferred assets. The valuation allowance is based on management's estimates of the taxable income in the jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable.

     Deferred taxes are not provided on the portion of undistributed earnings of non-U.S. subsidiaries, which is considered to be permanently reinvested. In the event that management changes its position on permanently reinvesting the undistributed earnings of its non-U.S. subsidiaries, circumstances change in future periods, or there is a change in accounting principles generally accepted in the United States, the Company may need to establish an additional income tax provision for the U.S. and other taxes arising from repatriation, which could materially impact its results of operations.

     The American Jobs Creation Act of 2004 (the "AJCA") created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for qualifying dividends received prior to December 31, 2005. During 2005, the Company's Chief Executive Officer and Chief Financial Officer, together with the Board of Directors, approved a domestic reinvestment plan as required by AJCA to repatriate $122.4 in foreign earnings. The Company recorded tax expense in 2005 of $4.8 related to these dividends received. The related earnings were repatriated during the fourth quarter of 2005.

Earnings per Share

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares, including redeemable common shares, outstanding during the year. Diluted earnings per share reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options.

Foreign Currency Translation

     Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations from translating foreign currency assets and liabilities into U.S. dollars are included as a component of other comprehensive income within shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net income and were not material in the past three years.

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

Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The Company elected to continue accounting for employee stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25 through December 31, 2005. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table presents pro forma net income and earnings per share had the Company elected to adopt SFAS No. 123:


                                               2005      2004      2003
                                              ------    ------    ------
Net income, as reported                       $ 23.0    $ 47.4    $ 14.6

Add: Stock-based compensation expense
 included in the determination of net
 income as reported, net of related
 tax effects                                     0.6       0.1       0.2
Deduct: Stock-based employee compensation
 expense determined under fair-value-
 based method for all awards granted,
 net of related tax effects                     (3.0)     (3.8)     (4.4)
                                              ------    ------    ------
Pro forma net income                          $ 20.6    $ 43.7    $ 10.4
                                              ======    ======    ======

Earnings per Share:

 Basic - as reported                           $0.57     $1.20     $0.37

 Basic - pro forma                             $0.51     $1.10     $0.27

 Diluted - as reported                         $0.56     $1.17     $0.37

 Diluted - pro forma                           $0.50     $1.08     $0.26


Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. We currently do not expect to make any accounting changes which would be impacted by SFAS 154.

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

     In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123 by eliminating the choice to account for employee stock options under APB Opinion No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at date of grant. Currently, under APB 25 the value of restricted stock awards is expensed by the Company over the restriction time period and no compensation expense is recognized for stock option grants as all such grants have an exercise price not less than market value at date of grant.

     The Company currently discloses pro forma compensation expense quarterly and annually by measuring the fair value of stock option grants using the Black-Scholes model.

     The Company will adopt the provisions of SFAS No. 123(R) beginning January 1, 2006 using the prospective method which will result in an incremental expense upon adoption. The impact on earnings per share in fiscal year 2006 of these requirements is currently estimated in the range of $0.06 to $0.07. Future expense amounts for any particular quarterly or annual period could be affected by changes in the Company's assumptions or changes in market conditions. Due to the timing of the Company's equity grants the charge will not be recognized evenly throughout the year. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby potentially reducing net operating cash flows and increasing net financing cash flows in periods after adoption. Such amounts in prior years were not material and can not be estimated for future periods with certainty because they depend largely on when employees will exercise stock options and the market price of the Company's stock at the time of exercise.

Note 4: Inventories

     The components of inventories are as follows:

     At December 31,                                        2005       2004
     -----------------------------------------------    ----------- -----------
     Raw materials                                        $ 49.2     $   50.4
     Work-in-process                                         9.3          8.3
     Finished goods                                         57.8         58.8
                                                        ----------- -----------
                                                           116.3        117.5
     Allowance for obsolescence                            (17.1)       (16.2)
                                                        ----------- -----------
                                                          $ 99.2     $  101.3
                                                        =========== ===========

     If all inventories were reported on a first-in, first-out basis, inventories would be approximately $2.1 and $2.0 higher at December 31, 2005 and 2004, respectively.

Note 5: Other Current Assets

     A summary of other current assets is as follows:

     At December 31,                                       2005        2004
     -----------------------------------------------    ----------- -----------
     Prepaid expenses                                     $ 10.3        $ 7.1
     Prepaid insurance                                       1.6          1.0
     Other receivables                                       7.9          9.9
     Other                                                   0.4          0.1
                                                        ----------- -----------
                                                          $ 20.2       $ 18.1
                                                        =========== ===========


Note 6: Property, Plant and Equipment

     A summary of property, plant and equipment is as follows:

     At December 31,                                       2005        2004
     -----------------------------------------------    ----------- -----------
     Machinery and equipment                             $ 273.9      $ 268.8
     Building and leasehold improvements                    65.9         67.4
     Land                                                    5.3          4.4
                                                        ----------- -----------
                                                           345.1        340.6
     Accumulated depreciation                             (181.0)      (170.7)
                                                        ----------- -----------
                                                         $ 164.1     $  169.9
                                                        =========== ===========


                                                           Years
                                                        -----------
     Estimated useful lives:
     Buildings                                           10 to 50
     Building and leasehold improvements                  2 to 20
     Machinery and equipment                              2 to 25

     Depreciation expense was $32.4 in 2005, $32.1 in 2004 and $29.9 in 2003.

Note 7: Goodwill and Other Intangibles

     In accordance with SFAS No. 142, the Company completed its annual goodwill impairment assessment during the fourth quarter of 2005, and based on a comparison of the implied fair values of its reporting units with their respective carrying amounts, including goodwill, the Company determined that no impairment of goodwill existed at October 31, 2005, and there have been no indicators of impairment since that date. A subsequent determination that this goodwill is impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

     The changes in the carrying amounts of goodwill for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                                       Asia
                               Americas     EMEA     Pacific     Total
                              ---------  ---------  ---------  ---------
Balance, January 1, 2003        $111.0      $67.4     $17.3     $195.7
Acquisitions                       6.0         --       3.2        9.2
Translation adjustments             --        7.6        --        7.6
                              ---------  ---------  ---------  ---------
Balance, December 31, 2003       117.0       75.0      20.5      212.5
Acquisitions                       3.3        0.2       0.2        3.7
Translation adjustments             --        3.6        --        3.6
                              ---------  ---------  ---------  ---------
Balance, December 31, 2004       120.3       78.8      20.7      219.8
Acquisitions                       2.1        0.9       4.3        7.3
Translation adjustments             --       (5.9)       --       (5.9)
                              ---------  ---------  ---------  ---------
Balance, December 31, 2005      $122.4      $73.8     $25.0     $221.2
                              =========  =========  =========  =========

     During 2005, the Company acquired the business and manufacturing assets of EMCO Labels, a manufacturer and distributor of a wide range of handheld and thermal labeling products, for $2.8. In connection with this acquisition, the Company recognized goodwill of $1.9 based on the allocation of purchase price to the acquired assets and liabilities. In addition, also during 2005, the Company acquired the remaining 50% interest of a joint venture in India for $10.5 ("Paxar India"). Paxar India is a full service provider of apparel identification products, including woven, printed and bar code labels, and merchandising tags for retailers and apparel customers manufacturing in India. In connection with this acquisition, the Company recognized goodwill of $4.3 based on its preliminary allocation of purchase price to the fair value of net assets acquired.

     The consolidated statements of earnings reflect the results of operation for each of EMCO and Paxar India since their respective effective date of purchase. The pro forma impact of these acquisitions was not significant.

     In September 2003, the Company acquired the business and assets of Alkahn Labels, Inc., a manufacturer of woven labels, for $25.0. In connection with this acquisition, the Company recognized goodwill of $7.1 in 2003 and $3.2 in 2004, based on its allocation of the purchase price to the acquired assets and liabilities. This acquisition did not have a material impact on the Company's results of operations.

     The Company's other intangible is as follows:

     At December 31,                                        2005        2004
     -----------------------------------------------    ----------- -----------
     Noncompete agreement                                  $ 1.7       $ 1.70
     Accumulated amortization                               (1.3)       (1.0)
                                                        ----------- -----------
                                                           $ 0.4       $ 0.7
                                                        =========== ===========


Note 8: Accounts Payable and Accrued Liabilities

     A summary of accounts payable and accrued liabilities is as follows:

     At December 31,                                       2005         2004
     ---------------------------------------         ----------- -----------
     Accounts payable                                     $ 50.3       $ 48.0
     Accrued payroll costs                                  19.6         18.9
     Accrued restructuring costs                             7.4           --
     Trade programs                                          4.7          2.3
     Advance service contracts                               4.4          5.8
     Accrued commissions                                     2.5          3.8
     Accrued professional fees                               3.1          3.6
     Accrued interest                                        0.2          4.1
     Other accrued liabilities                              26.6         30.1
                                                        ----------- -----------
                                                          $118.8       $116.6
                                                        =========== ===========


Note 9: Long-Term Debt

     A summary of long-term debt is as follows:

     At December 31,                                       2005        2004
     ---------------------------------------            ----------- -----------
     6.74% Senior Notes due 2008                           $  --        $150.0
     Revolving credit facility                              84.1            --
     Economic Development Revenue Bonds
      due 2011 and 2019                                     13.0          13.0
     Other                                                   0.6           0.1
                                                        ----------- -----------
                                                          $ 97.7      $  163.1
                                                        =========== ===========

     Maturities of long-term debt are as follows:

     Years ending December 31,
     ---------------------------------------
     2010                                                  $84.6
     Thereafter                                             13.1
                                                         -----------
                                                           $97.7

     The Company had an unsecured ten-year, $150 Senior Note Agreement (the "Senior Notes") due 2008 with institutional lenders, primarily insurance companies. The Senior Notes had an interest rate of 6.74%, payable semi-annually. These notes were repaid in December 2005 with accrued interest of $3.2 and prepayment charges of $7.4.

     In November 2005, the Company replaced its existing three-year $50 revolving credit facility with a new five-year, $150 multi-currency Revolving Credit Agreement (the "Credit Agreement") with a group of five domestic and three international banks. Under the Credit Agreement, the Company pays a facility fee determined by the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Borrowings under the Credit Agreement bear interest at prime rate, negotiated rates, rates referenced to the London Interbank Offered Rate ("LIBOR") or Euro LIBOR, at the Company's option, with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds and are guaranteed by certain domestic subsidiaries of the Company. The Company may increase the credit facility up to $250, subject to providing the participating banks adequate advance notice and securing their approval. At December 31, 2005, the interest rate on outstanding borrowings under this Agreement was based on LIBOR at a weighted average interest rate of 4.8%.

     Additionally, the Company must maintain an excess of consolidated total assets over total liabilities of not less than the sum of $350 plus 35% of cumulative consolidated net income from October 1, 2005. The Company's maximum allowable debt to EBITDA ratio, as defined, is 3.0 to 1 and minimum allowable fixed charge coverage ratio, as defined, is 1.5 to 1. The Company is in compliance with all debt covenants. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner.

     Under the Credit Agreement, the Company can not pay in excess of $50.0 in cash dividends during any 12-month period, and can not pay in excess of $100.0 in cash dividends over its five-year term.

     Average borrowings under the Credit Agreement during 2005 were $10.0 at an average interest rate of 5.03%. Average borrowings under the revolving credit facility in 2004 and 2003 were $3.8, and $22.0 at average interest rates of 2.10%, and 1.86%, respectively. The borrowings outstanding under the Credit Agreement at December 31, 2005 were $84.1.

     Facilities financed by economic development revenue bond have been accounted for as plant and equipment, and the related bonds are recorded as long-term debt. The variable rate bonds for the years ended December 31, 2005 and 2004 had weighted average interest rates of 2.5% and 1.31%, respectively. The rate on these bonds was 3.6% at December 31, 2005.

     Excluding the impact of the $7.4 of prepayment charges relating to debt retired in 2005, net interest expense was $9.3, $10.7 and $11.3 in 2005, 2004 and 2003, respectively.

Note 10: Income Taxes

    The components of the provision for income taxes are as follows:

     At December 31,                                     2005      2004   2003
     -----------------------------------------------    -------  ------- -------
     Federal
       Current                                          $ (7.9)  $ (2.8) $ (1.3)
       Deferred                                            8.3      0.5    (2.2)

     Foreign
       Current                                            10.1     10.5     8.3
       Deferred                                            1.9      6.1     0.7

     State                                                 0.1      0.1     0.1
                                                        -------  ------- -------
                                                        $ 12.5   $ 14.4    $5.6
                                                        =======  ======= =======

     The deferred tax assets and liabilities are as follows:

     At December 31,                                      2005    2004     2003
     -----------------------------------------------    -------  ------- -------
     Deferred tax assets:
     Tax credit and tax loss carryforwards              $ 30.7   $ 17.9  $ 17.2
     Other accrued liabilities and allowances              3.4      7.6    12.5
     Deferred compensation                                 3.6      3.4     3.9
                                                        -------  ------- -------
        Total gross deferred tax assets                   37.7     28.9    33.6

     Valuation allowance                                 (18.4)   (13.9)  (13.8)
                                                        -------  ------- -------

        Net deferred tax assets                           19.3     15.0    19.8

     Deferred tax liabilities:
     Depreciation and other property
      basis differences                                   (4.1)    (7.9)   (8.5)
     Other                                               (11.8)   (13.9)  (11.4)
                                                        -------  ------- -------
        Net deferred tax assets/(liabilities)            $ 3.4   $ (6.8) $ (0.1)
                                                        =======  ======= =======

     At December 31, 2005, the Company had domestic and foreign tax loss carryforwards of $89.6, which will be available to reduce future tax liabilities. The Company also had $1.6 of foreign tax credit carryforwards. The tax credit carryforwards of $1.6 and tax loss carryforwards in the U.S. of $30.0 are scheduled to expire beginning in 2011 and 2022, respectively. The remaining $59.6 of foreign tax losses are subject to varying carryforward limitations. A valuation allowance is established for those deferred tax assets for which the Company believes that recovery is not more than likely. As of December 31, 2005, a valuation allowance of $18.4 existed for certain tax credit and foreign tax loss carryforwards.

     The following tabulation sets forth the reconciliation of federal statutory income tax to the Company's effective income tax rate:

     At December 31,                                     2005     2004     2003
     -----------------------------------------------    -------  ------- -------
     Federal statutory tax rate                          35.0%    35.0%   35.0%
     State income tax, net of federal
      income tax benefit                                  0.2      0.1     0.5
     Foreign taxes at different rates                   (18.9)    (9.1)  (25.1)
     Tax credit and tax loss carryforwards
      not benefited                                       1.2      1.0    27.2
     Repatriation, net of foreign tax credits            13.5       --      --
     Accruals no longer required                           --     (3.1)  (11.7)
     All other, net                                       4.3     (0.6)    1.9
                                                        -------  ------- -------
                                                         35.3%    23.3%   27.8%
                                                        =======  ======= ======

     The Company reviewed the status of ongoing and completed tax examinations during 2005, 2004, and 2003, and reduced the income tax provisions in 2004 and 2003 by amounts determined to be in excess of requirements.

     The American Jobs Creation Act of 2004 (the "AJCA") created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for qualifying dividends received prior to December 31, 2005. During 2005, the Company's Chief Executive Officer and Chief Financial Officer, together with the Board of Directors, approved a domestic reinvestment plan as required by the AJCA to repatriate $122.4 in foreign earnings. The Company recorded tax expense in 2005 of $4.8 related to these dividends received. The related earnings were repatriated during the fourth quarter of 2005. A provision has not been established for undistributed foreign earnings of $156.2 not repatriated at December 31, 2005, as those earnings are considered permanently reinvested in the foreign operations. At December 31, 2005 the estimated U.S. tax liability on the undistributed earnings was $28.3. Total foreign-based pre-tax income was approximately $55.0, $65.4 and $28.3 for 2005, 2004 and 2003, respectively.


Note 11: Segment Information


     The Company has organized its operations into three geographic segments consisting of the following:

     (1) The Company's operations principally in North America and Latin America ("Americas");
     (2)  Europe, the Middle East and Africa ("EMEA"); and
     (3)  The Asia Pacific region ("Asia Pacific")


     Each of the three geographic segments develops, manufactures and markets apparel identification products and bar code and pricing solutions products to customers primarily in the retail and apparel manufacturing industries. The results from the three geographic segments are regularly reviewed by the Company's Chief Executive Officer to make decisions about resources to be allocated to the segments and assess their performance. Information regarding the operations of the Company in different geographic segments is set forth below. The accounting policies of the geographic segments are the same as those described in Note 3: Summary of Significant Accounting Policies.

Years ended December 31,                 2005         2004        2003
----------------------------------- ----------- ----------- ------------
Sales to unaffiliated customers:
Americas                           $    331.0 $      355.2 $      332.1
EMEA                                    209.5        219.9        199.5
Asia Pacific                            268.6        229.3        180.4
                                    ---------- ------------ ------------

     Total                         $    809.1 $      804.4 $      712.0
                                    ========== ============ ============

Intersegment sales:
Americas                           $     67.2 $       61.7 $       53.3
EMEA                                     46.9         49.7         41.8
Asia Pacific                             27.9         20.7         13.8
Eliminations                           (142.0)      (132.1)      (108.9)
                                    ---------- ------------ ------------

     Total                         $       -- $         -- $         --
                                    ========== ============ ============

Operating Income (a):
Americas (b)                       $     21.6 $       41.3 $       15.8
EMEA (b)                                  4.4         16.6          0.7
Asia Pacific (b)                         45.2         38.6         33.8
                                    ---------- ------------ ------------

                                         71.2         96.5         50.3
Corporate expenses (b)                  (20.8)       (25.3)       (19.1)
Amortization of other intangible         (0.3)        (0.3)        (0.3)
                                    ---------- ------------ ------------

     Operating income                    50.1         70.9         30.9

Other income, net                         2.1          1.6          0.6

Total interest expense (c)              (16.7)       (10.7)       (11.3)
                                    ---------- ------------ ------------

     Total                         $     35.5 $       61.8 $       20.2
                                    ========== ============ ============


(a) Certain reclassifications have been made to prior years' operating income to conform to the presentation used in the current period.
(b) Americas, EMEA and Corporate expenses include integration/restructuring costs of $8.6, $5.6 and $0.9, respectively, in 2005. Americas, EMEA, Asia Pacific and Corporate expenses included the integration/restructuring and other costs of $9.3, $9.4, $0.1 and $1.6, respectively, in 2003.
(c)  Includes prepayment charges-debt retirement of $7.4 in 2005.

                                       2005         2004        2003
                                    ----------- ----------- ------------
Depreciation and amortization:
Americas                              $12.7       $14.0         $14.4
EMEA                                    8.9         9.7           9.6
Asia Pacific                            9.7         7.1           4.6
                                    ----------- ----------- ------------
                                       31.3       30.8           28.6
Corporate                               1.4        1.6            1.6
                                    ----------- ----------- ------------
     Total                            $32.7      $32.4          $30.2
                                    ========== ============ ============
Capital expenditures:
Americas                              $ 6.8      $ 7.1          $ 9.5
EMEA                                    7.9        8.9           10.8
Asia Pacific                           15.7       22.3           11.8
                                    ----------- ----------- ------------
                                       30.4       38.3           32.1
Corporate                               0.5        0.4            0.7
                                    ----------- ----------- ------------
     Total                            $30.9      $38.7          $32.8
                                    ========== ============ ============

     At December 31,                                          2005        2004
     ---------------------------------------            ----------- -----------
     Long-lived assets:
     Americas                                               $180.9       $190.6
     EMEA                                                    123.9        135.2
     Asia Pacific                                             76.2         60.4
                                                        ----------- -----------
                                                             381.0        386.2
     Corporate                                                 4.7          4.2
                                                        ----------- -----------
         Total                                              $385.7    $   390.4
                                                        =========== ===========

     At December 31,                                        2005         2004
     ---------------------------------------            ----------- -----------
     Total assets:
     Americas                                               $238.7      $301.1
     EMEA                                                    223.5       243.1
     Asia Pacific                                            172.0       150.9
                                                        ----------- -----------
                                                             634.2       695.1
     Corporate                                                93.4        78.6
                                                        ----------- -----------
     Total                                                  $727.6      $773.7
                                                        =========== ===========



     The following table presents sales by product:

     Years ended December 31,                             2005    2004     2003
     -----------------------------------------------    -------  ------- -------
     Apparel Identification Products                     $562.4   $566.2  $482.5
     Bar Code and Pricing Solutions                       246.7    238.2   229.5
                                                        -------  ------- -------
        Total                                            $809.1   $804.4  $712.0
                                                        =======  ======= =======


     The Company derived sales in the United States of $248.1, or 30.7 % of total sales in 2005, $271.2, or 33.7% of total sales in 2004, and $258.5, or 36.3% of total sales in 2003. In addition, long-lived assets in the United States as of December 31, 2005 and 2004, amounted to $157.3 and $161.1, respectively.

     No one customer accounted for more than 10% of the Company's revenues or accounts receivable in 2005, 2004, or 2003.

Note 12: Supplemental Cash Flow Information

    Cash paid for interest and income taxes is as follows:

     Years ended December 31,                             2005    2004     2003
     -----------------------------------------------    -------  ------- -------
     Interest                                           $ 15.6   $ 10.7  $ 11.5
     Income taxes                                         12.5      9.3    12.4


     For the year ended December 31, 2005, approximately $7.4 of charges were recorded and paid as interest in connection with the early retirement of the 6.74% Senior Notes (see Note 9).

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

     In 2005, 2004, and 2003, the Company received proceeds of $15.2, $3.8 and $2.5, respectively, from 1,281,000, 514,000 and 257,000 common shares issued upon the exercise of options granted to employees and directors.

     As of December 31, 2005, 3,615,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees and directors under the 1997 Plan and the 2000 Plan, and 2,242,000 shares of common stock were reserved for future grants under the 2000 Plan. In addition, under the 1990 Plan, 121,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees and directors.

     Generally, options vest over four years and are exercisable for ten years.

     Under the 2000 Plan, the Company has granted certain key executives a performance based award, which enables them to receive a future payment from the Company, based on the appreciation in the fair market value, as defined in the plan, of the Company's common stock in relation to a certain market index. The Company recognizes the changes in the fair value of the award amounts in income at the end of each reporting period. In connection with such awards, the Company recognized compensation expenses (benefits) of $0.2, $1.6 and $(0.4) in 2005, 2004 and 2003, respectively. Also, during 2005, the Company has granted certain key executives performance-based awards, which enables them to receive payment in shares of the Company's common stock, based on certain operating performance criteria, as defined in the plan. The Company is required to evaluate the probability of the achievement of the performance criteria over the service period. In connection with these awards, the Company recognized compensation expense of $0.3 in 2005.

     In addition, during 2005, the Company awarded its President and Chief Executive Officer 75,000 restricted shares of the Company's common stock. The restrictions on 25,000 shares lapse after three years, and the restrictions on the remaining 50,000 shares lapse after four years. The market value of the restricted shares was approximately $1.3 million at the date of the grant and is being charged to expense over the vesting period. In connection with this award, the Company recognized compensation expense of $0.2 in 2005.

     A summary of outstanding stock options is as follows:


                                              Number         Weighted Average
                                            of Shares         Exercise Price
                                          -------------      -----------------
                                          (in millions)
     2003
     ----
     Outstanding at beginning of year           4.5               $12.19
       Granted                                  0.7               $14.20
       Exercised                               (0.2)              $ 8.93
       Canceled/forfeited                      (0.3)              $14.25
                                         -----------
     Outstanding at end of year                 4.7               $12.54

     2004
     ----
       Granted                                  0.6               $14.56
       Exercised                               (0.5)              $ 8.52
       Canceled/forfeited                      (0.5)              $14.03
                                         -----------
     Outstanding at end of year                 4.3               $13.16

     2005
     ----
       Granted                                  0.7               $17.88
       Exercised                               (1.2)              $11.89
       Canceled/forfeited                      (0.1)              $14.53
                                         -----------
     Outstanding at end of year                 3.7               $14.43
                                         ===========

     The weighted average fair value per option granted in 2005, 2004 and 2003 was $7.71, $6.90 and $6.38, respectively.

    The following table summarizes information about stock options outstanding as of December 31, 2005:

                                                                                      Weighted Average
   Range of                                   Options           Weighted Average          Remaining
   Exercise Prices                          Outstanding          Exercise Price       Contractual Life
   ---------------                          -----------          --------------       ----------------
                                           (in millions)                                  (years)
   Options outstanding
   $  7.37 - $12.89                             0.8                $   9.88                 4.4
   $12.90 - $18.43                              2.9                $  15.75                 6.8
                                            -----------
                                                3.7                $  14.14                 6.3
                                            ===========

   Options exercisable
   $  7.37 - $12.89                             0.8                $   9.88
   $12.90 - $18.43                              1.6                $  15.43
                                            -----------
                                                2.4                $  13.50
                                            ===========

     The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:

                                                2005       2004      2003
                                            ----------- ---------- ----------
     Risk-free interest rate                   3.7%        3.5%      3.0%
     Expected years until exercise             5.0         6.0       6.0
     Expected stock volatility                43.3%       44.8%     43.1%
     Dividend yield                            0.0         0.0       0.0

Employee Stock Purchase Plan

     The Company maintains an employee stock purchase plan, which allows employees to purchase a certain amount of the Company's common stock at a discount to the market price. The discount to the market price was 15% for 2005 and 20% for 2004 and 2003. The Company may sell up to 1,819,000 shares under this plan and, as of December 31, 2005, 508,800 shares were available for future purchases. The total number of shares and the average fair value of shares issued under this plan were 47,663 and $18.28, 27,500 and $14.01, and 128,000 and $12.40 in 2005, 2004 and 2003, respectively. The Company recognized stock-based compensation expenses of $0.1, $0.1 and $0.3 in 2005, 2004 and 2003, respectively.

Stock Repurchase Plan

     The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company repurchased approximately 343,000 shares in 2005 for an aggregate price of $6.0, an average of $17.47 per share. The Company did not repurchase any shares in 2004. The Company repurchased approximately 469,000 shares for an aggregate price of $5.1, an average of $10.80 per share in 2003. Since the inception of the stock repurchase program, the Company has repurchased approximately 12,636,000 of its shares for an aggregate price of $128.0, an average of $10.13 per share. The Company immediately retired the repurchased shares. As of December 31, 2005, the Company had $22.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability.

Note 14: Earnings per Common Share

     The reconciliation of basic and diluted weighted average common shares outstanding, in millions, is as follows:

     Years ended December 31,                    2005        2004       2003
     ---------------------------------------  ----------- ---------- ----------
     Weighted average common shares (basic)      40.3        39.6        39.1
     Options and warrants                         1.0         1.0         0.4
                                              ----------- ---------- ----------
     Adjusted weighted average common
      shares (diluted)                           41.3        40.6        39.5
                                              =========== ========== ==========

     In determining the dilutive effect of options, the number of shares resulting from the assumed exercise of the options is reduced by the number of shares that could have been purchased by the Company with the proceeds from the exercise of such options.

     Options to purchase 25,000 and 2,434,000 shares of common stock at December 31, 2005 and December 31, 2003, respectively, were not included in the computation of diluted earnings per common share because the effect of their inclusion would be antidilutive. There were no antidilutive options outstanding at December 31, 2004.

Note 15:  Employee Savings Plan

     The Company maintains a voluntary employee savings plan covering all eligible U.S. employees adopted pursuant to Section 401(k) of the Internal Revenue Code. The Company's contributions under the plan were $2.4, $2.9 and $3.1 in 2005, 2004 and 2003, respectively.

Note 16:  Post-Employment Benefit Costs

     The Company is obligated to provide post-employment benefits to certain current and former executives. Accordingly, the Company recognized $0.9, $0.6, and $1.4 of post-employment benefit costs in 2005, 2004 and 2003, respectively. The discount rates used to determine the post-employment benefit costs were 5.75% in 2005 and 2004, and 6.25% in 2003. The post-employment benefit costs were included within selling, general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2005, 2004 and 2003.

     The unfunded projected benefit obligation and the unfunded accumulated benefit obligation were as follows:

    At December 31,                                          2005           2004
    ------------------------------------------------------  ------        ------

    Projected benefit obligation........................... $ 11.3        $  9.9
    Accumulated benefit obligation......................... $ 10.7        $  8.9

Note 17:  Commitments and Contingencies

     Total rental expense for all operating leases amounted to $11.6 in 2005, $11.7 in 2004 and $10.9 in 2003.

     Minimum rental commitments for all non-cancelable operating leases are as follows:

  Years ending December 31,
  ----------------------------------------------------------
  2006......................................................      $   10.9
  2007......................................................           7.7
  2008......................................................           5.4
  2009......................................................           4.3
  2010......................................................           3.7
  Thereafter................................................           6.5
                                                                  --------
                                                                  $   38.5

     The Company accrues severance expense for employees of its Italian subsidiaries, as required by Italian law. As of December 31, 2005 and 2004, the amounts were $2.8 and $3.1, respectively, and were included in other noncurrent liabilities in the accompanying consolidated balance sheets.

     The Company has entered into various short-term and long-term contracts for the purchase of raw materials, equipment and property maintenance services. Commitments under these contracts are $12.8 in 2006 and $0.3 in 2007. Although the Company is primarily liable for payments on its purchase commitments, management believes that the Company's exposure to losses, if any, under these arrangements is not material.

     The Company has outstanding stand-by letters of credit of $16.3 at December 31, 2005.

     The Company has been named a potentially responsible party relating to contamination that occurred at certain super-fund sites. Management does not expect the ultimate outcome of this matter to be material in relation to the Company's results of operations or financial condition.

     Paxar Americas, Inc, the Company's operating subsidiary in the United States, brought an action against Zebra Technologies Corporation in April 2003 for patent infringement. After many months of pre-trial discovery, the case is scheduled for trial in January 2007 in the U.S. District Court in Dayton, Ohio. While we can not speculate on the outcome of this litigation, if it prevails, the damages payable to the Company could be material to the Company's financial condition and results of operations. As of December 31, 2005, no asset has been recorded in connection with this proceeding.

     In the ordinary course of business, the Company and its subsidiaries are involved in certain disputes and litigation, none of which will, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

Note 18: Integration/Restructuring and Other Costs

     In October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the 2005 Restructuring Program). The current plan is substantially focused on transferring existing apparel identification manufacturing capacity from the Company's U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. To a lesser extent, the Company is repositioning a portion of its EMEA manufacturing activities to lower cost facilities in Eastern Europe. In addition, the plan includes the consequential realignment of the Company's sales organization in response to the aforementioned production migration activities. In 2005, $8.7 in charges related to the 2005 Restructuring Program were recorded ($4.9 in severance related costs, $2.8 in asset impairment charges and $1.0 in other exit costs). The majority of the 2005 Restructuring Program is expected to be completed by the middle of 2007. The Company expects to incur total pre-tax, non-recurring charges, once all phases are implemented, in the range of $25 to $33, including approximately $5 to $8 of non-cash charges. The plan contemplates significant manufacturing headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. In addition, in connection with the closure or streamlining of certain facilities, the Company will incur charges related to write-downs of property, plant and equipment, and other costs related to exiting facilities, including lease terminations and related charges.

     In April 2005, the Company announced initiatives to improve margins and lower costs in its EMEA region, primarily relating to workforce reductions and transportation costs. The initiatives were undertaken in light of recent volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. In July 2005, the Company initiated additional restructuring and realignment activities in connection with these initiatives. In the aggregate, during 2005, the Company recorded pre-tax charges of $4.8 in connection with these initiatives, which were substantially complete at the end of 2005.

     In January 2005, the Company announced the consolidation of one of its U.S. woven label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. In 2005, the Company recorded pre-tax charges of $1.6 related to this activity which was complete at the end of 2005.

     The Company did not incur any integration/restructuring charges in 2004.

     In 2003, the Company incurred $20.4 of integration/restructuring and other costs. Of this amount, $11.4 primarily pertained to: (1) the closing of several manufacturing plants in the U.S. and the U.K., countries which have experienced a migration of apparel manufacturing to lower-production-cost countries; and (2) headcount reductions, which resulted in a reduction of 320 manufacturing positions and 160 managerial and administrative personnel primarily in the U.S. and the U.K. In addition, the Company recognized $1.3 of integration/restructuring and other costs in connection with the severance payment made to its former Chief Executive Officer. Lastly, the Company recognized non-cash charges of $7.7 to write off the remaining net book value of an Enterprise Resource Planning system and certain other fixed assets no longer in use.

     The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the year ended December 31, 2005:


                              Beginning Balance   Restructuring                      Ending Balance
                               January 1, 2005      Expenses          Payments       December 31, 2005
   Severance...............          $--                $  8.5        $  (3.5)           $  5.0
   Other costs ............           --                   3.2           (0.8)              2.4
                                     ---                ------         ------           -------
                                     $--                $ 11.7         $ (4.3)           $  7.4
                                     ===                ======         ======            ======

     In addition, during 2005, the Company recorded asset impairment charges of $3.4 million related to the 2005 Restructuring Program.

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



Note 20:  Related Party Transaction

    The Company leases a manufacturing facility in Sayre, Pennsylvania, owned beneficially by the Company's Chairman, other family members and a trust. During 2004, the lease was extended through December 31, 2011, and amended to revise certain terms, including termination provisions. The annual rental expenses amounted $0.1 in 2005, 2004, and 2003.

Note 21:  Condensed Quarterly Financial Data (Unaudited)

                                                   First          Second         Third          Fourth
                                                  Quarter         Quarter        Quarter        Quarter
                                                  -------         -------        -------        -------
                          2005

          Sales...............................      $ 187.2        $ 214.5          $ 200.6       $ 206.8
          Gross profit........................         70.7           83.8             73.5          76.5
          Operating income....................          9.2           21.3             13.3           6.3
          Net income (loss)...................          5.4           14.4              4.1          (0.8)
          Basic earnings (loss) per share.....         0.14           0.36             0.10         (0.02)
          Diluted earnings (loss) per share...         0.13           0.35             0.10         (0.02)


                          2004
          Sales...............................      $ 188.8        $ 214.0          $ 194.2       $ 207.4
          Gross profit........................         72.3           84.0             75.1          80.3
          Operating income....................         13.8           22.4             15.9          18.8
          Net income..........................          8.7           15.8             10.2          12.7
          Basic earnings per share............         0.22           0.40             0.26          0.32
          Diluted earnings per share..........         0.22           0.39             0.25          0.31




                                                 PAXAR CORPORATION AND SUBSIDIARIES

                                           SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                        For the years ended December 31, 2005, 2004 and 2003
                                                           (in millions)

                                                                  Additions
   Allowance for doubtful accounts                                Charged
   -------------------------------                 Balance at     to Costs
                                                    Beginning       and                                        Balance at
            Description                              of Year      Expenses      Other (1)     Deductions (2)   End of Year
   -----------------------------------------------   -------      --------      ---------     --------------   -----------

   Year ended December 31, 2005...................     $ 12.3     $  2.1       $    0.2          $  3.9          $ 10.7
   Year ended December 31, 2004...................       10.0        3.8            --              1.5            12.3
   Year ended December 31, 2003...................       10.2        2.1            0.9             3.2            10.0


                                                                 Additions
   Allowance for inventory obsolescence                            Charged
   ------------------------------------            Balance at     to Costs
                                                    Beginning       and                                        Balance at
            Description                              of Year      Expenses      Other (1)     Deductions (2)   End of Year
   -----------------------------------------------   -------      --------      ---------     --------------   -----------

   Year ended December 31, 2005...................     $ 16.2     $  4.9         $  0.3          $  4.3          $ 17.1
   Year ended December 31, 2004...................       16.3        6.0            --              6.1            16.2
   Year ended December 31, 2003...................       11.3        6.5            0.8             2.3            16.3



   Valuation allowance for deferred                              Additions
    deferred tax assets                                           Charge
   --------------------------------               Balance at     to Costs
                                                    Beginning       and                                        Balance at
            Description                              of Year      Expenses      Other          Deductions      End of Year
   -----------------------------------------------   -------      --------      ---------     --------------   -----------

   Year ended December 31, 2005...................     $ 13.9      $ 4.5        $   --            $   --         $ 18.4
   Year ended December 31, 2004...................       13.8        0.1            --                --           13.9
   Year ended December 31, 2003...................        6.4        7.4            --                --           13.8



(1) Allowance related to acquisitions.
(2) Write-offs, recoveries, currency exchange and other.

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


Dated: March 9, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     By: /s/ Arthur Hershaft                 By: /s/ David L. Kolb
     -----------------------                 ---------------------
     Arthur Hershaft                         David L. Kolb
     Chairman of the Board of Directors      Director
     Dated: March 9, 2006                    Dated: March 9, 2006

     By: /s/ Jack Becker                     By: /s/ Thomas R. Loemker
     -------------------                     -------------------------
     Jack Becker                             Thomas R. Loemker
     Director                                Director
     Dated: March 9, 2006                    Dated: March 9, 2006

     By: /s/ Leo Benatar                     By: /s/ James C. McGroddy
     -------------------                     -------------------------
     Leo Benatar                             James C. McGroddy
     Director                                Director
     Dated: March 9, 2006                    Dated: March 9, 2006

     By: /s/ Joyce F. Brown                  By: /s/ David E. McKinney
     ----------------------                  -------------------------
     Joyce F. Brown                          David E. McKinney
     Director                                Director
     Dated: March 9, 2006                    Dated: March 9, 2006

     By: /s/ Harvey L. Ganis                 By: /s/ James R. Painter
     -----------------------                 ------------------------
     Harvey L. Ganis                         James R. Painter
     Director                                Director
     Dated: March 9, 2006                    Dated: March 9, 2006

     By: /s/ Victor Hershaft                 By: /s/ Roger M. Widmann
     -----------------------                 ------------------------
     Victor Hershaft                         Roger M. Widmann
     Director                                Director
     Dated: March 9, 2006                    Dated: March 9, 2006

     By: /s/ Robert P. van der Merwe         By: /s/ Anthony S. Colatrella
     -------------------------------         -----------------------------
     Robert P. van der Merwe                 Anthony S. Colatrella
     Director                                Vice President and Chief Financial
     President and Chief Executive Officer   Officer
     (Principal Executive Officer)           (Principal Financial Officer)
     Dated: March 9, 2006                    Dated: March 9, 2006