Form 10-K/A
period 2005-12-31
PAXAR CORP
filed 2006-03-15
CIK 75681

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)

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

================================================================================

                                EXPLANATORY NOTE

     Paxar Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 13, 2006 (the "Original Filing"), to correct the inadvertent omission of the signature of the Company's chief accounting officer on the signature page of the Original Filing.

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends and restates in its entirety the Original Filing and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. No other exhibits have been included in this Amendment. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company's other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

                                             By: /s/ Richard A. Maue
                                             -----------------------------
                                             Richard A. Maue
                                             Vice President and Controller
                                             (Chief Accounting Officer)
                                             Dated: March 9, 2006