Form 10-Q
period 2006-03-31
PAXAR CORP
filed 2006-05-09
CIK 75681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    Form 10-Q

                             ----------------------


(Mark one)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from     to     .
                                               ---    ---

                          Commission file number 1-9493

                             ----------------------

                                Paxar Corporation
             (Exact name of registrant as specified in its charter)



        New York                                                 13-5670050
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

        105 Corporate Park Drive
         White Plains, New York                                     10604
(Address of Principal Executive Offices)                          (Zip Code)

               Registrant's telephone number, including area code:
                                 (914) 697-6800

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.10 par value: 41,053,419 shares outstanding as of May 8, 2006

                          PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

     The consolidated financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005.

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)


                                                         Three Months Ended
                                                               March 31,
                                                      ----------------------
                                                           2006        2005
                                                      ----------    --------

Sales                                                 $   199.6    $  187.2
Cost of sales                                             125.4       116.5
                                                       ---------    --------
   Gross profit                                            74.2        70.7
Selling, general and administrative expenses               63.4        60.7
Integration/restructuring and other costs                   3.0         0.8
                                                       ---------    --------
   Operating income                                         7.8         9.2
Other income, net                                           0.4         0.4
Interest expense, net                                       1.2         2.6
                                                       ---------    --------
   Income before taxes                                      7.0         7.0
Taxes on income                                             1.8         1.6
                                                       ---------    --------
   Net income                                         $     5.2    $    5.4
                                                       =========    ========

Basic earnings per share                              $    0.13    $   0.14
                                                       =========    ========

Diluted earnings per share                            $    0.13    $   0.13
                                                       =========    ========

Weighted average shares outstanding:
   Basic                                                   40.7        39.7
   Diluted                                                 41.5        41.2


    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (in millions, except share and per share amounts)

                                                                                March 31,  December 31,
                                                                                  2006        2005
                                                                               ----------- -----------
                                                                               (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                     $      52.2 $      48.2
Accounts receivable, net of allowances of $11.3 and $10.7 at
 March 31, 2006 and December 31, 2005, respectively                                 134.4       128.9
Inventories                                                                         109.5        99.2
Deferred income taxes                                                                19.7        19.3
Other current assets                                                                 22.6        20.2
                                                                               ----------- -----------
          Total current assets                                                      338.4       315.8
                                                                               ----------- -----------
Property, plant and equipment, net                                                  164.2       164.1
Goodwill and other intangible, net                                                  229.7       224.3
Other assets                                                                         22.7        23.4
                                                                               ----------- -----------
Total assets                                                                  $     755.0 $     727.6
                                                                               =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                                  $       3.2         3.0
Accounts payable and accrued liabilities                                            126.0       118.8
Accrued taxes on income                                                              16.2        17.8
                                                                               ----------- -----------
          Total current liabilities                                                 145.4       139.6
                                                                               ----------- -----------
Long-term debt                                                                      107.7        97.7
Deferred income taxes                                                                15.8        15.9
Other liabilities                                                                    19.3        19.5

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized
 and none issued                                                                       --          --
Common stock, $0.10 par value, 200,000,000 shares authorized,
 40,891,384 and 40,630,951 shares issued and outstanding at
 March 31, 2006 and December 31, 2005, respectively                                   4.1         4.1
Paid-in capital                                                                      30.9        26.2
Retained earnings                                                                   421.1       415.9
Accumulated other comprehensive income                                               10.7         8.7
                                                                               ----------- -----------
          Total shareholders' equity                                                466.8       454.9
                                                                               ----------- -----------
Total liabilities and shareholders' equity                                    $     755.0 $     727.6
                                                                               =========== ===========


    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ------------------------------
                                                                            2006           2005
                                                                       ------------      ------------
OPERATING ACTIVITIES
 Net income                                                            $        5.2    $        5.4
 Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                               8.4            7.8
    Stock-based compensation                                                    1.2            0.2
    Deferred income taxes                                                      (0.5)          (1.9)
    Gain on sale of property & equipment, net                                  (0.1)             -
    Write-off of property and equipment                                           -            0.4
 Changes in assets and liabilities, net of businesses acquired:
    Accounts receivable                                                        (4.3)           8.4
    Inventories                                                               (10.2)          (1.7)
    Other current assets                                                       (1.9)           1.7
    Accounts payable and accrued liabilities                                    4.8           (8.5)
    Accrued taxes on income                                                    (1.6)           0.9
    Other, net                                                                 (0.7)          (1.2)
                                                                       ------------      ------------
    Net cash provided by operating activities                                   0.3           11.5
                                                                       ------------      ------------
INVESTING ACTIVITIES
 Purchases of property and equipment                                           (6.9)          (7.9)
 Acquisitions, net of cash acquired                                            (3.3)          (2.7)
 Proceeds from sale of property and equipment                                   0.1            0.1
 Other                                                                            -            0.3
                                                                       ------------      ------------
    Net cash used in investing activities                                     (10.1)         (10.2)
                                                                       ------------      ------------
FINANCING ACTIVITIES
 Net increase in short-term debt                                                0.1            0.6
 Additions to long-term debt                                                    9.9              -
 Reductions in long-term debt                                                     -           (0.1)
 Proceeds from common stock issued under employee
   stock option and stock purchase plans                                        3.5            7.0
                                                                       ------------      ------------
    Net cash provided by financing activities                                  13.5            7.5
                                                                       ------------      ------------
Effect of exchange rate changes on cash flows                                   0.3           (0.9)
                                                                       ------------      ------------
    Increase in cash and cash equivalents                                       4.0            7.9

Cash and cash equivalents at beginning of year                                 48.2           92.0
                                                                       ------------      ------------

Cash and cash equivalents at end of period                             $       52.2   $       99.9
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


NOTE 2: STOCK-BASED COMPENSATION

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment". This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation", and concludes that services received from employees in exchange for stock-based compensation result in a cost to the employer that must be recognized in the financial statements. The cost of such awards is measured at fair value at the date of grant. The Company adopted SFAS No. 123(R) effective January 1, 2006, and is applying the modified prospective method, whereby compensation cost will be recognized for the unvested portion of awards granted prior to January 1, 2006, as well as for awards granted after adoption. Such costs will be recognized in the Company's financial statements over the remaining vesting periods. Under this method, prior periods are not revised for comparative purposes. The adoption of this standard resulted in an incremental pre-tax charge of $0.8 million in the first quarter of 2006, or approximately $.02 per share, and is expected to result in estimated incremental pre-tax charges of approximately $0.8 million being recognized per quarter throughout the remainder of 2006. The related income tax benefit recognized in the statement of operations was approximately $0.2 for the quarter ended March 31, 2006.

     As of March 31, 2006, there was approximately $7.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. Approximately $2.8 million is expected to be recognized over the remainder of 2006, $2.1 million is expected to be recognized in 2007, $1.5 million in 2008 and $0.8 million in 2009.

     As of March 31, 2006, the Company had two stock option plans, a long-term incentive plan and an employee stock purchase plan, all of which are described in the Company's 2005 Annual Report on Form 10-K.

Stock Option Activity
---------------------

The following is a summary of the stock option activity for the three months ended March 31, 2006:

                                                                        Weighted
                                                      Weighted          Average
                                                      Average          Remaining
                                       Number         Exercise      Contractual Term       Aggregate
                                      of Shares        Price             (Years)         Intrinsic Value
                                      ---------      ----------      ----------------    ---------------
Outstanding at January 1, 2006           3.7           $14.43

   Granted                               0.2           $20.35
   Exercised                            (0.2)          $13.69
                                        -----        ----------
Outstanding at March 31, 2006            3.7           $14.44             6.3               $18.5
                                        =====        ==========         =====               =====
Exercisable at March 31, 2006            2.5           $13.71             5.3               $14.4
                                        =====        ==========         =====               =====

     The fair value of each stock option grant in 2006 was estimated on the date of grant using the Black-Scholes option-pricing model. The primary assumptions which the Company considered when determining the fair value of each option award included 1) the expected term of awards granted, 2) the expected volatility of the Company's stock price, 3) the risk-free interest rate applied and 4) an estimate for expected forfeitures. The expected term of awards granted is based upon the historical exercise patterns of the participants in the Company's plans, and expected volatility is based on the historical volatility of the Company's stock, commensurate with the expected term of the respective awards. The risk-free rate for the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of grant. The table below illustrates the aforementioned weighted average assumptions for 2006. There were no awards granted during the first quarter of 2005.

                                                     2006
                                                     ----

Risk-free interest rate                              4.5%
Expected years until exercise                        6.0
Expected stock volatility                            40.9%
Dividend yield                                       0%
Weighted average fair value per share                $9.52

     The Company estimated forfeitures in the range of 7-9% based on historical experience, and will adjust estimated forfeitures over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates.

     The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $1.4. Cash received from share-based payment arrangements for the three months ended March 31, 2006 and 2005, was $3.5 and $7.0, respectively.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006
--------------------------------------------------------------

     Prior to January 1, 2006 employee stock options were accounted for under the intrinsic value method in accordance with APB 25. Compensation expense was generally not recorded in the financial statements. For the quarter ended March 31, 2005, had the Company accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company's net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                              Three Months Ended
                                                               March 31, 2005
                                                             -------------------

Net income, as reported                                               $5.4
Add: Stock-based employee compensation expense
  included in the determination of net income as
  reported, net of related tax effects                                 0.2
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards granted, net of related tax effects                          (0.6)
                                                             -------------------
Pro forma net income                                                  $5.0
                                                             ===================
Earnings per share:

  Basic - as reported                                                $0.14
  Basic - pro forma                                                  $0.13
  Diluted - as reported                                              $0.13
  Diluted - pro forma                                                $0.12

     During 2005, the Company awarded its President and Chief Executive Officer 75,000 restricted shares of the Company's common stock. The restrictions on 25,000 shares lapse after three years, and the restrictions on the remaining 50,000 shares lapse after four years. The market value of the restricted shares was approximately $1.3 million at the date of the grant and is being charged to expense over the vesting period. In connection with this award, the Company recognized compensation expense of $0.1 during the first three months of 2006. The total unamortized future compensation expense was approximately $1.0 as of March 31, 2006.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2006, the Company adopted SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" and requires that the items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning January 1, 2006. The Company's adoption of SFAS No. 151 did not have a material impact on the Company's results of operations or financial condition.

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

     The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $31.1 and $26.8 for the three months ended March 31, 2006 and 2005, respectively.

     The Company formally designates and documents the hedging relationship and risk management objective for undertaking each hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

     The fair value of outstanding forward foreign exchange contracts at March 31, 2006 and December 31, 2005 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three month periods ended March 31, 2006 and 2005 were not material. The notional value of outstanding forward foreign exchange contracts at March 31, 2006 and December 31, 2005, was $5.8 and $7.5, respectively.

     All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

NOTE 5: INVENTORIES, NET

     Inventories are stated at the lower of cost or market value. The value of inventories determined using the last-in, first-out method was $9.8 and $9.1 as of March 31, 2006 and December 31, 2005, respectively. The value of all other inventories determined using the first-in, first-out method was $99.7 and $90.1 as of March 31, 2006 and December 31, 2005, respectively.

     The components of net inventories are as follows:

                                                March 31,       December 31,
                                                   2006            2005
                                               -----------      -----------

     Raw materials                              $   51.8         $   49.2
     Work-in-process                                 9.1              9.3
     Finished goods                                 65.7             57.8
                                               -----------      -----------
                                                   126.6            116.3
     Allowance for obsolescence                    (17.1)           (17.1)
                                               -----------      -----------
                                                $  109.5         $   99.2
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

     The changes in the carrying amounts of goodwill for the three months ended March 31, 2006 are as follows:

                                            Americas        EMEA      Asia Pacific     Total
                                            --------      --------    ------------    --------
Balance, January 1, 2006                     $ 123.0      $  73.8        $   27.1     $ 223.9
Acquisitions                                      --          4.5              --         4.5
Translation adjustments                           --          1.0              --         1.0
                                            --------      --------       --------     --------
Balance, March 31, 2006                      $ 123.0      $   79.3       $   27.1     $  229.4
                                            ========      ========       ========     ========

     On March 16, 2006, the Company acquired the business and assets of Adhipress S.A. ("Adhipress"), a supplier of price tickets and merchandising tags, for $3.3. Additional cash purchase consideration of up to $0.9 will be due if Adhipress achieves certain financial performance targets over a two year period commencing April 1, 2006. In connection with this acquisition, the Company recognized goodwill of $4.5, based on its preliminary allocation of the purchase price to the acquired assets and liabilities. The consolidated statements of earnings reflect the results of operations for Adhipress since the effective date of purchase. The pro forma impact of this acquisition was not significant.

     The Company's other intangible is as follows:

                                                 March 31,       December 31,
                                                   2006             2005
                                                -----------      -----------
     Noncompete agreement                        $    1.7         $    1.7
     Accumulated amortization                        (1.4)            (1.3)
                                                -----------      -----------
                                                 $    0.3         $    0.4
                                                ===========      ===========

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     A summary of accounts payable and accrued liabilities is as follows:

                                                     March 31,     December 31,
                                                        2006          2005
                                                   -------------  -------------
     Accounts payable                                $ 57.5          $ 50.3
     Accrued payroll costs                             16.6            19.6
     Accrued restructuring costs                        7.5             7.4
     Trade programs                                     5.7             4.7
     Advance service contracts                          6.1             4.4
     Accrued commissions                                2.4             2.5
     Accrued professional fees                          1.8             3.1
     Accrued interest                                   0.4             0.2
     Other accrued liabilities                         28.0            26.6
                                                   -------------  -------------
                                                     $126.0          $118.8
                                                   =============  =============

NOTE 8: LONG -TERM DEBT

     A summary of long-term debt is as follows:

                                                    March 31,      December 31,
                                                       2006           2005
                                                   -------------  -------------
     Revolving Credit facility                       $ 94.6         $ 84.1
     Economic Development Revenue Bonds
       due 2011 and 2019                               13.0           13.0
     Other                                              0.1            0.6
                                                   -------------  -------------
                                                    $ 107.7         $  97.7
                                                   =============  =============



NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                   ----------------------------
                                                       2006           2005
                                                   -------------  -------------
     Interest                                          $ 1.0         $ 5.1
                                                   =============  =============
     Income taxes                                      $ 3.4         $ 1.3
                                                   =============  =============


NOTE 10: COMPREHENSIVE INCOME/(LOSS)

     Comprehensive income/(loss) for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items since the Company considers undistributed earnings of foreign subsidiaries to be permanently invested.

                                                      Three Months Ended
                                                           March 31,
                                                   ----------------------------
                                                       2006           2005
                                                   -------------  -------------
     Net income                                       $ 5.2          $ 5.4

     Foreign currency translation adjustments           1.9           (5.8)
     Unrealized loss on derivatives                       -           (0.1)
                                                   -------------  -------------
     Comprehensive income/(loss)                      $ 7.1          $(0.5)
                                                   =============  =============


NOTE 11: EARNINGS PER SHARE

     The reconciliation of basic and diluted weighted average common shares outstanding is as follows:

                                                       Three Months Ended
                                                           March 31,
                                                   ----------------------------
                                                       2006           2005
                                                   -------------  -------------
     Weighted average common shares (basic)             40.7          39.7
     Options and restricted stock awards                 0.8           1.5
                                                   -------------  -------------
     Adjusted weighted average common shares
      (diluted)                                         41.5          41.2
                                                   =============  =============

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

     The Company has organized its operations into three geographic segments consisting of the following:

     (1) The Company's operations principally in North America and Latin America ("Americas");
     (2) Operations in 12 countries in Europe, the Middle East and Africa ("EMEA"); and
     (3) The Asia Pacific region ("Asia Pacific"), which includes operations in Hong Kong, China, Singapore, Sri Lanka, South Korea, Bangladesh, Indonesia, Malaysia, Vietnam and India

     Each of the three geographic segments develops, manufactures and markets the Company's products and services. The results from the three geographic segments are regularly reviewed by the Company's Chief Executive Officer to make decisions about resources to be allocated to each segment and assess its performance. Information regarding the operations of the Company in different geographic segments is as follows:

                                                  Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                  2006           2005
                                              -----------     -----------
Sales to unaffiliated customers:
Americas                                      $      79.6     $     81.7
EMEA                                                 51.8           53.0
Asia Pacific                                         68.2           52.5
                                              -----------     -----------
   Total                                      $     199.6     $    187.2
                                              ===========     ===========
Intersegment sales:
Americas                                      $      18.0     $     16.9
EMEA                                                 14.1           10.0
Asia Pacific                                          8.2            5.5
Eliminations                                        (40.3)         (32.4)
                                              -----------     -----------
   Total                                      $        --     $       --
                                              ===========     ===========
Operating Income (a):
Americas (b)                                  $       6.1     $      6.9
EMEA(b)                                               1.8            1.7
Asia Pacific                                          8.5            6.4
                                              -----------     -----------
                                                     16.4           15.0
Corporate expense(b)                                 (8.5)          (5.7)
Amortization of other intangible                     (0.1)          (0.1)
                                              -----------     -----------
   Operating income                                   7.8            9.2
Other income, net                                     0.4            0.4
Interest expense, net                                (1.2)          (2.6)
                                              -----------     -----------
   Total                                      $       7.0     $      7.0
                                              ===========     ===========

(a) Certain reclassifications have been made to prior period's income before taxes to conform to the presentation used in the current period.

(b) For the three months ended March 31, 2006, and March 31, 2005, Americas included integration/restructuring and other costs of $0.2 and $0.8, respectively. Corporate Expenses and EMEA included integration/restructuring and other costs of $2.3 and $0.5, respectively for the three months ended March 31, 2006.

                                                  Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                  2006           2005
                                              -----------     -----------
Depreciation and amortization:
Americas                                          $3.0           $3.1
EMEA                                               2.2            2.3
Asia Pacific                                       2.9            2.1
                                              -----------     -----------
                                                   8.1            7.5
Corporate                                          0.3            0.3
                                              -----------     -----------
    Total                                         $8.4           $7.8
                                              ===========     ===========
Capital expenditures:
Americas                                          $1.1           $2.0
EMEA                                               2.2            1.3
Asia Pacific                                       3.6            4.5
                                              -----------     -----------
                                                   6.9            7.8
Corporate                                            -            0.1
                                              -----------     -----------
    Total                                         $6.9           $7.9
                                              ===========     ===========

                                                March 31,     December 31,
                                                 2006           2005
                                              -----------     -----------
Long-lived assets:
Americas                                        $177.2         $180.9
EMEA                                             130.9          123.9
Asia Pacific                                      79.6           78.3
                                              -----------     -----------
                                                 387.7          383.1
Corporate                                          6.2            5.3
                                              -----------     -----------
    Total                                       $393.9         $388.4
                                              ===========     ===========
Total assets:
Americas                                        $276.7         $272.5
EMEA                                             241.1          223.5
Asia Pacific                                     182.0          172.0
                                              -----------     -----------
                                                 699.8          668.0
Corporate                                         55.2           59.6
                                              -----------     -----------
   Total                                        $755.0         $727.6
                                              ===========     ===========


    The following table presents sales by product:

                                                   Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                  2006           2005
                                              -----------     -----------
    Apparel Identification Products.            $139.5         $129.1
    Bar Code and Pricing Solutions                60.1           58.1
                                              -----------     -----------
    Total                                       $199.6         $187.2
                                              ===========     ===========


     The Company generated sales in the United States of $59.2, or 29.7% of the total sales, for the three months ended March 31, 2006, and $61.1, or 32.6% of the total sales, for the three months ended March 31, 2005. In addition, the Company's long-lived assets in the United States as of March 31, 2006 and December 31, 2005, amounted to $152.7 and $157.3, respectively.

     No customer accounted for more than 10% of the Company's revenues or accounts receivable for the three months ended March 31, 2006 or 2005.

NOTE 13: INTEGRATION/RESTRUCTURING AND OTHER COSTS

     In October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the "2005 Restructuring Program"). The plan is substantially focused on transferring existing apparel identification manufacturing capacity from the Company's U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. To a lesser extent, the Company is repositioning a portion of its EMEA manufacturing activities to lower-cost facilities in Eastern Europe. In addition, the plan includes the consequential realignment of the Company's sales organization in response to the aforementioned production migration activities. The majority of the 2005 Restructuring Program is expected to be completed during 2007. The plan contemplates significant manufacturing headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. The Company expects to incur total pre-tax, non-recurring charges, once all phases are implemented, in the range of $25 to $33 to complete the plan, including approximately $5 to $8 of non-cash charges. During the three months ended March 31, 2006, the Company recognized charges of $3.0 in connection with the 2005 Restructuring Program. These charges were related to program management, severance and retention programs and other facility closure costs. In the aggregate, since October 2005 and including the aforementioned $3.0 recorded during the three months ending March 31, 2006, the Company has recorded charges of approximately $12.0 in connection with the 2005 Restructuring Program.

     All integration/restructuring and other costs are identified on a separate line on the Company's income statement as a component of operating income.

     The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the three months ended March 31, 2006:

                                  Balance,                                        Balance,
                               January 1, 2006     Expenses       Payments     March 31, 2006
                               ---------------     --------       --------     ---------------
     Severance                      $5.0           $  0.2          $ (0.1)         $  5.1
     Other costs                     2.4              2.8            (2.8)            2.4
                               ---------------     --------       --------     ---------------
                                    $7.4           $  3.0          $ (2.9)         $  7.5
                               ===============     ========       ========     ===============

NOTE 14: CONTINGENCIES

     Paxar Americas, Inc, the Company's operating subsidiary in the United States, brought suit against Zebra Technologies Corporation in April 2003 for patent infringement. After several months of pre-trial discovery, the case is scheduled for trial in January 2007 in the U.S. District Court in Dayton, Ohio. While we can not speculate on the outcome of the litigation, if we prevail, the outcome could be material to the Company's financial condition and results of operations.

     The Company has been named a potentially responsible party relating to contamination that occurred at certain super-fund sites. Management, including internal counsel, currently believes that the ultimate resolution of such matters taken as a whole, and after considering such factors as 1) available levels of insurance coverage, 2) the Company's proportionate share, in certain cases, as a named potential responsible party, and 3) the dormant nature of certain matters, will not have a materially adverse effect upon our results of operations or financial condition. It is possible that new information or future developments could require us to reassess our potential exposure related to these environmental matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 2E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of our future business, results of operations, liquidity and operating or financial performance or results. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These and other important risk factors are included under the caption "Risk Factors" beginning on page 6 of the Company's Annual Report on Form 10-K. In light of the uncertainty inherent in such forward-looking statements, you should not consider the inclusion of such forward-looking statements to be a representation that such forward-looking events or outcomes will occur. Because the information herein is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results and performance may differ from our current projections, estimates and expectations, and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity or prospects. Additionally, we are not obligated to make public indication of changes in our forward-looking statements unless required under applicable disclosure rules and regulations.

     All amounts in the following discussion are stated in millions, except per share amounts.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006, AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005

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

     In order to better serve a customer base consisting predominantly of retailers, branded apparel companies and contract manufacturers, the Company has organized its operations into three geographic segments consisting of the following:

     (1) The Company's operations principally in North America and Latin America ("Americas");
     (2) Operations in 12 countries in Europe, the Middle East and Africa ("EMEA"),
     (3) The Asia Pacific region ("Asia Pacific"), which includes operations in Hong Kong, China, Singapore, Sri Lanka, South Korea, Bangladesh, Indonesia, Malaysia, Vietnam and India

     The Company's results of operations for the three months ended March 31, 2006 and 2005, in dollars and as a percent of sales, are presented below:

                                                                          Three Months Ended
                                                             -----------------------------------------
                                                                March 31, 2006         March 31, 2005
                                                             ------------------      -----------------
     Sales                                                  $  199.6    100.0%       $  187.2    100.0%
     Cost of sales                                             125.4     62.8           116.5     62.2
                                                             --------  -------        --------  -------
         Gross profit                                           74.2     37.2            70.7     37.8
     Selling, general and administrative expenses               63.4     31.8            60.7     32.4
     Integration/restructuring and other costs                   3.0      1.5             0.8      0.4
                                                            --------  -------        --------  -------
         Operating income                                        7.8      3.9             9.2      4.9
     Other income, net                                           0.4      0.2             0.4      0.2
     Interest expense, net                                       1.2      0.6             2.6      1.4
                                                            --------  -------        --------  -------
         Income before taxes                                     7.0      3.5             7.0      3.7
     Taxes on income                                             1.8      0.9             1.6      0.8
                                                            --------  -------        --------  -------
         Net income                                         $    5.2      2.6%       $    5.4      2.9%
                                                            ========  =======        ========  =======

     For the three months ended March 31, 2006, the Company's sales increased $12.4, or 6.6%, to $199.6, compared with $187.2 for the three months ended March 31, 2005. The sales growth was driven by a $10.6 increase in organic sales and $5.2 from acquisitions, partially offset by an unfavorable impact of changes in foreign exchange rates of $3.4. Management notes that in the first quarter of 2006, the Company realized $1.4 million in interest savings resulting from refinancing initiatives completed in the fourth quarter of 2005, which included the repayment of $150 of 6.74% Senior Notes, the establishment of a new $150 multi-currency revolving credit facility and the repatriation of $122 of foreign earnings. In addition, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which resulted in an incremental charge of $0.8 of stock-based compensation in the first quarter of 2006.

     In order to adapt to the changing global apparel industry, the Company announced in October 2005 that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the
"2005 Restructuring Program"). The current plan is substantially focused on transferring the majority of existing apparel identification manufacturing capacity from the Company's U.S. locations primarily to its Mexico, Central America and Asia Pacific locations. To a lesser extent, the Company is also repositioning a portion of its legacy Western Europe manufacturing capacity to lower-cost facilities in Eastern Europe. In addition, the plan includes the realignment of the Company's sales and related support functions in response to the aforementioned production migration activities.

     The 2005  Restructuring  Program is expected to be substantially  completed during 2007. The plan contemplates significant manufacturing headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. In addition, in connection with the closure or streamlining of certain facilities, the Company will incur charges related to write-downs of property, plant and equipment, and other costs related to exiting facilities, including lease terminations. For further information, refer to "Integration/Restructuring and Other Costs", below.

     Given the continued competitive marketplace and the changing global apparel environment, the Company anticipates that the near-term operating environment will remain challenging. However, the savings and benefits from the 2005 Restructuring Program along with the Company's other ongoing cost-savings and growth initiatives are anticipated to generate increased levels of profitability. Specific to the 2005 Restructuring Program, the Company currently expects to realize approximately $15.0 in cost savings during 2007 and achieve an annual savings rate of $20.0 to $25.0 by the end of 2007. These savings relate principally to salaries and related expenses, and will be reflected primarily as a reduction in cost of goods sold and, to a lesser extent, as a reduction in selling, general and administrative expenses; the Company does not currently expect to redirect these savings to spending in other areas or other income statement line items.

Sales

     The following table presents sales by geographic operating segment:

                                           Three Months Ended
                              ---------------------------------------------
                                 March 31, 2006            March 31, 2005
                              ------------------         ------------------

     Americas                 $   79.6     39.9%         $   81.7     43.7%
     EMEA                         51.8     26.0              53.0     28.3
     Asia Pacific                 68.2     34.1              52.5     28.0
                              --------   -------         --------   -------
         Total                $  199.6    100.0%         $  187.2    100.0%
                              ========   =======         ========   =======

     The Americas segment sales decreased $2.1, or 2.6%, to $79.6 for the three months ended March 31, 2006, compared with $81.7 for the three months ended March 31, 2005. The decrease was primarily attributable to lower organic sales of $3.3, partially offset by acquisition revenue of $1.1, and the favorable impact of changes in foreign exchange rates of $0.1. The decline in organic sales is largely due to the continuing migration of U.S. apparel manufacturing to the Asia Pacific region where U.S. retailers and apparel manufacturers have realized labor savings and operating performance efficiencies.

     EMEA segment sales decreased $1.2, or 2.3%, to $51.8 for the three months ended March 31, 2006, compared with $53.0 for the three months ended March 31, 2005. Excluding a $3.4 unfavorable impact of changes in foreign exchange rates, sales increased $2.2 million, or 4.2%, due primarily to a modest recovery in apparel demand in Western Europe as well as higher RFID and electronic surveillance sales volume.

     Asia Pacific sales increased $15.7, or 29.9%, to $68.2 for the three months ended March 31, 2006, compared with $52.5 for the three months ended March 31, 2005. The increase was attributable to organic sales growth of $12.0 and acquisition revenue of $3.8, partially offset by an unfavorable impact of changes in foreign exchange rates of $0.1. The Company's operations in this region have continued to significantly benefit from the steady migration of many of the Company's customers that have moved their production from the U.S., U.K. and Western Europe to minimize labor costs and maximize operating efficiencies.

Gross Profit

     Gross profit was $74.2, or 37.2% of sales, for the three months ended March 31, 2006, compared with $70.7, or 37.8% of sales, for the three months ended March 31, 2005. The lower gross profit was due primarily to unfavorable changes in product mix, primarily related to certain bar code and pricing systems products and, to a lesser extent, the impact of higher freight costs and certain inventory charges incurred in the Company's Asia Pacific segment. Management's ongoing strategy includes implementing process improvements to reduce costs in all of the Company's manufacturing facilities, re-deploying assets to optimize production capacity, and expanding production in new and emerging markets in order to minimize labor costs and maximize operating performance efficiencies. During 2005, the Company announced that it would undertake restructuring activities related to realigning production capacity utilization, primarily related to its domestic locations (refer to discussion below, "Integration/Restructuring and Other Costs").

Selling, General and Administrative ("SG&A") Expenses

     SG&A expenses were $63.4 for the three months ended March 31, 2006, compared with $60.7 for the three months ended March 31, 2005. As a percent of sales, SG&A expenses were 31.8% for the three months ended March 31, 2006, compared with 32.4% for the three months ended March 31, 2005. The favorable quarter-to-quarter comparison in the ratio of SG&A expenses to sales was due to ongoing cost containment efforts in the U.S. and EMEA regions as well as the continuing migration of sales and production from the U.S. and Western Europe to Asia Pacific, where the Company has a more favorable cost structure. Partially offsetting these cost containment efforts, as discussed in further detail in
Note 2 to the Consolidated Financial Statements, for the quarter ended March 31, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", effective January 1, 2006. The adoption of this standard resulted in a pre-tax charge of $0.8 for additional stock-based compensation in the first quarter of 2006, or approximately $0.02 per share, and is expected to result in incremental charges of $0.8 being recognized per quarter throughout the remainder of 2006, as compared to the comparable periods last year.

Integration/Restructuring and Other Costs

     In October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the "2005 Restructuring Program"). The current plan is substantially focused on transferring existing apparel identification manufacturing capacity from the Company's U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. To a lesser extent, the Company is repositioning a portion of its EMEA manufacturing activities to lower cost facilities in Eastern Europe. In addition, the plan includes the consequential realignment of the Company's sales organization in response to the aforementioned production migration activities. The 2005 Restructuring Program is expected to be substantially completed during 2007. The plan contemplates significant manufacturing headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. The Company expects to incur total pre-tax, non-recurring charges, once all phases are implemented, in the range of $25 to $33, including approximately $5 to $8 of non-cash charges. During the three months ended March 31, 2006, the Company recognized charges of $3.0 in connection with the 2005 Restructuring Program. These charges were related to program management services, severance and retention programs, and other facility closure costs. In the aggregate, since October 2005 and including the aforementioned $3.0 recorded during the three months ending March 31, 2006, the Company has recorded charges of approximately $12.0 in connection with the 2005 Restructuring Program.

     In January 2005, the Company announced the consolidation of one of its U.S. woven label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. For the three month period ending March 31, 2005, the Company recognized $0.8 related to this activity, which was complete at the end of 2005.

Operating Income

     Operating income was $7.8, or 3.9% of sales, for the three months ended March 31, 2006, compared with $9.2, or 4.9% of sales, for the three months ended

March 31, 2005. The operating results for the three month periods ended March 31, 2006 and 2005 included integration/restructuring and other costs of $3.0 and $0.8, respectively. On a reportable segment basis, exclusive of corporate expenses and amortization of other intangible, operating income, as a percent of sales, was as follows:

                                                   Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                  2006           2005
                                              -----------     -----------
     Americas                                     7.7%            8.4%
     EMEA                                         3.5             3.2
     Asia Pacific                                12.5            12.2

     America's operating income, as a percent of sales, decreased to 7.7% for the three months ended March 31, 2006, compared to 8.4% for the three months ended March 31, 2005. The decrease was primarily attributable to costs related to integration/restructuring and other costs incurred in connection with the previously announced 2005 Restructuring Program.

     EMEA's operating income, as a percent of sales, increased to 3.5% compared to 3.2% for the three months ended March 31, 2005. This increase primarily resulted from an improved fixed costs base as a result of the restructuring activities initiated in April of 2005. The EMEA segment included integration/restructuring and other costs, as a percent of sales, of 1.0% for the three months ended March 31, 2006.

     Asia Pacific's operating income, as a percent of sales, increased to 12.5% for the three months ended March 31, 2006, compared to 12.2% for the three months ended March 31, 2005. The increase was primarily attributable to the higher level of sales for the period, resulting in a greater amount of absorption of fixed costs when compared to the comparable prior year period.

Interest Expense, Net

     Interest expense, net of interest income on invested cash, was $1.2 for the three months ended March 31, 2006, compared with $2.6 for the three months ended March 31, 2005. The decrease was primarily attributable to the refinancing initiatives completed during the fourth quarter of 2005. The net impact of those initiatives reduced the Company's debt position from $167.5 at March 31, 2005 to $110.9 as of March 31, 2006. In addition the Company's weighted average interest rate was effectively reduced from 6.20% in the first three months of 2005 to 4.75% for the three months ended March 31, 2006.

Taxes on Income

     The effective tax rate for the three months ended March 31, 2006 and 2005 was 25.0% and 23.0%, respectively. The rate is based on management's estimates of the geographic mix of projected annual pre-tax income and, to a lesser extent, state and local taxes. In addition to changes in geographic mix, when compared to the first quarter of 2005, the effective tax rate was adversely impacted by approximately 0.9% as a result of the adoption of SFAS No. 123(R), which does not allow tax benefits to be recognized for certain stock options, including qualified incentive stock options. In the event that actual results differ from these estimates or these estimates change in future periods, the Company may need to adjust the rate, which could materially impact its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents summary cash flow information for the periods indicated:
                                                        Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                       2006           2005
                                                   -----------     -----------
     Net cash provided by operating activities       $   0.3         $ 11.5
     Net cash used in investing activities             (10.1)         (10.2)
     Net cash provided by financing activities          13.5            7.5
                                                   -----------     -----------
        Increase in cash and cash equivalents (a)    $   3.7         $  8.8
                                                   ===========     ===========
----------
(a)  Before the effect of exchange rate changes on cash flows.

Overview

     Cash provided by operating activities has been the Company's primary source of funds to finance operating needs and growth opportunities. In November 2005, the Company entered into a new five-year, $150 multi-currency Revolving Credit Agreement (the "Credit Agreement") with a group of five domestic and three international banks. The Company may increase the credit facility up to $250, subject to providing the participating banks adequate advance notice and securing their approval. Net cash provided by operating activities was $0.3 for the three months ended March 31, 2006, compared with $11.5 for the three months ended March 31, 2005. Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future, supplemented by availability under the Credit Agreement, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

Operating Activities

     Working capital and the corresponding current ratio were $193.0 and 2.3:1 at March 31, 2006, compared with $176.2 and 2.3:1 at December 31, 2005. The increase in working capital resulted primarily from substantial increases in inventories and, to a lesser extent, accounts receivable, partially offset by higher accounts payable and accrued liabilities. The increase in inventory was due to strong sales and order activity anticipated for the second quarter of 2006. The increase in accounts receivable was due to higher levels of sales experienced during a particularly strong month of March.

     In connection with the 2005 Restructuring Program, the Company expects to incur total pre-tax, non-recurring charges, once all phases are implemented, in the range of $25 to $33, which includes approximately $5 to $8 of non-cash charges. During the three months ended March 31, 2006, the Company recognized charges of $3.0 in connection with the 2005 Restructuring Program. In the aggregate, since October 2005, the Company has recorded charges of approximately $12.0 in connection with the 2005 Restructuring Program. The Company currently expects to realize approximately $15.0 in cost savings during 2007 and achieve an annual savings rate of $20.0 to $25.0 by the end of 2007. These savings relate principally to salaries and related expenses, and will be reflected primarily as a reduction in cost of goods sold and, to a lesser extent, as a reduction in selling, general and administrative expenses; the Company currently does not expect to redirect those savings to spending in other areas or other income statement line items.

Investing Activities

     For the three months ended March 31, 2006 and 2005, the Company incurred $6.9 and $7.9, respectively, of capital expenditures to acquire production machinery, expand capacity, install system upgrades and continue with its growth and expansion of Company operations in the emerging markets of Latin America, EMEA and Asia Pacific. Capital expenditures are typically funded by cash provided by operating activities and, where necessary, availability under the Credit Agreement. In March 2006, the Company acquired the business and assets of Adhipress S.A., a supplier of price tickets and merchandising tags to French hypermarkets for $3.3. During the first quarter of 2005, the Company acquired the business and manufacturing assets of EMCO labels for $2.8.

Financing Activities

     The components of total capital as of March 31, 2006 and December 31, 2005, respectively, are presented below:

                                                    March 31,      December 31,
                                                       2006           2005
                                                   -------------  -------------
     Due to banks                                     $  3.2          $  3.0
     Long-term debt                                    107.7            97.7
                                                   -------------  -------------

         Total debt                                    110.9           100.7
     Shareholders' equity                              466.8           454.9
                                                   -------------  -------------
         Total capital                                $577.7          $555.6
                                                   =============  =============
     Total debt as a percent of total capital           19.2%           18.1%
                                                   =============  =============

     Management believes that the borrowings available under the Company's Credit Agreement provide sufficient liquidity to supplement the Company's operating cash flow. For the three months ended March 31, 2006 and 2005, net borrowings of the Company's outstanding debt were $10.0 and $0.5, respectively.

     The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the three months ended March 31, 2006 and 2005, the Company received proceeds of $3.5 and $7.0, respectively, from common stock issued under its employee stock option and stock purchase plans.

     The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company did not repurchase any shares during the three months ended March 31, 2006 and 2005. As of March 31, 2006, the Company had $22.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability. The Company believes that funds from future operating cash flows and funds available under its Credit Agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan.

Financing Arrangement - Credit Agreement

     In November 2005, the Company replaced its existing three-year $50 revolving credit facility with the new Credit Agreement with a group of five domestic and three international banks. Under the Credit Agreement, the Company pays a facility fee determined by the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Borrowings under the Credit Agreement bear interest at prime rate, negotiated rates, rates referenced to the London Interbank Offered Rate ("LIBOR") or Euro LIBOR, at the Company's option, with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds and are guaranteed by certain domestic subsidiaries of the Company. The Company may increase the credit facility up to $250, subject to providing the participating banks adequate advance notice and securing their approval. At March 31, 2006, the interest rate on outstanding borrowings under this Agreement was based on LIBOR at a weighted average interest rate of 4.75%.

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

     Under the Credit Agreement, the Company cannot pay in excess of $50.0 in cash dividends during any 12-month period, and cannot pay in excess of $100.0 in cash dividends over its five-year term.


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

     The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $31.1 and $26.8 for the three months ended March 31, 2006 and 2005, respectively.

     The following table summarizes as of March 31, 2006, the Company's forward foreign exchange contracts by currency. All of the Company's forward foreign exchange contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments:

                                                                   Contract Amounts (in thousands)         Fair Value
                                                                 ------------------------------------
                                                                     Receive               Pay            (US$ 000's)
                                                                 ----------------    ----------------    -------------
     Contracts to receive US$/pay euro ("EUR")                     US$        56     (EUR)       46        $     -
     Contract to receive US$/pay British pounds ("GBP")            US$     5,174     (GBP)    2,977        $     4
     Contracts to receive GBP/pay EUR                              (GBP)     103     (EUR)      150        $    (3)
     Contracts to receive EUR/pay US$                              (EUR)     250      US$       302        $     1

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

     There were no significant changes in the Company's exposure to market risk for the three months ended March 31, 2006 and 2005.

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


Sales Returns and Allowances

     Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the three months ended March 31, 2006 and 2005, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

     Management makes judgments, based on an established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable, and establishes an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes customer specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $134.4, net of allowances of $11.3, at March 31, 2006, and $128.9, net of allowances of $10.7, at December 31, 2005.

Inventories

     Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $9.8 and $9.1 as of March 31, 2006 and December 31, 2005, respectively. The value of all other inventories determined using the first-in, first-out method was $99.7 and $90.1 as of March 31, 2006 and December 31, 2005, respectively.

     On an ongoing basis, the Company evaluates the composition of its inventories and the adequacy of its allowance for slow-turning and obsolete products. Market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company's products, and current sales activities for this type of inventory.

Goodwill

     The Company evaluates goodwill for impairment annually, using a fair value approach, at the reporting unit level. In addition, the Company evaluates goodwill for impairment if a significant event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding its fair value. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value. The Company assesses the existence of impairment by comparing the implied fair values of its reporting units with their respective carrying amounts, including goodwill. During the fourth quarter of 2005, the Company completed its annual goodwill impairment assessment, and based on the results, the Company determined that no impairment of goodwill existed at October 31, 2005, and there have been no indicators of impairment since that date. A subsequent determination that this goodwill is impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

Impairment of Long-Lived Assets

     The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. Asset impairment analysis related to certain fixed assets in connection with the Company's restructuring initiatives requires management's best estimate of net realizable value, which includes an assessment of asset life and pricing trends impacting those assets and, where appropriate, quoted market prices. Our analysis is, in part, sensitive to our estimates of salvage value for certain assets as well as the continuing relevance of quoted market prices of assets and other factors of fair value. Changes in our estimates could impact the amount of our impairment charges, as well as depreciation expense recorded on certain assets. There were no significant impairment charges related to long-lived assets for the three months ended March 31, 2006 and 2005.

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

Foreign Currency Translation

     As of March 31, 2006 and December 31, 2005, accumulated other comprehensive income primarily consisted of cumulative foreign currency translation adjustments. The net assets of the Company's foreign operations are translated into U.S dollars using the exchange rates at each balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The U.S. dollar results that arise from such translations are included in cumulative currency translation adjustments in accumulated other comprehensive income. At March 31, 2006 and December 31, 2005, the cumulative foreign translation adjustment was $11.9 and $10.0, respectively. Income taxes are generally not provided for these translation adjustments since the Company considers undistributed earnings of foreign subsidiaries to be permanently invested. Gains and losses resulting from foreign currency transactions are included in net income and were not material for the three month periods ending March 31, 2006 and 2005.

Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), which replaces SFAS 123, "Accounting for Stock-Based Compensation", by eliminating the choice to account for employee stock options under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires that new, modified and unvested share-based awards to employees, such as stock options and restricted stock, be recognized in the financial statements based on the estimated fair value of such awards at date of grant and recognized as compensation expense over the vesting period. The fair value of each option award is estimated using the Black-Scholes option pricing model taking into account certain key assumptions. The primary assumptions which the Company considered when determining the fair value of each option award included 1) the expected term of awards granted, 2) the expected volatility of the Company's stock price, 3) the risk-free interest rate applied and 4) an estimate for expected forfeitures. The expected term of awards granted is based upon the historical exercise patterns of the participants in the Company's plans, and expected volatility is based on the historical volatility of the Company's stock, commensurate with the expected term of the respective awards. The risk-free rate for the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of grant. In addition, the Company estimates forfeitures when recognizing compensation expense and will adjust estimated forfeitures over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates.

     The company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. Under the modified prospective method, compensation expense is recognized in financial statements subsequent to the date of adoption for all share-based payments granted, modified, or settled after the date of adoption as well as for the unvested portion of awards granted prior to the adoption date. The adoption of this standard resulted in a pre-tax charge of $0.8 of additional stock-based compensation in the first quarter of 2006 and is expected to result in an additional $0.8 being recognized per quarter throughout the remainder of 2006. As of March 31, 2006, there was approximately $7.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. Approximately $2.8 million is expected to be recognized over the remainder of 2006, $2.1 million is expected to be recognized in 2007, $1.5 million in 2008 and $0.8 million in 2009.


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

     Internal Control over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting identified in connection with the assessment that occurred during the first quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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






                                                Paxar Corporation
                                                --------------------------------
                                                (Registrant)





                                                By: /s/  Anthony S. Colatrella
                                                --------------------------------
                                                Vice President and Chief
                                                Financial Officer



                                                May 8, 2006
                                                --------------------------------
                                                Date