Form 10-Q
period 2006-06-30
PAXAR CORP
filed 2006-08-09
CIK 75681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2006
                                    -------------

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

     Common Stock, $0.10 par value: 41,138,577 shares outstanding as of August 7, 2006.

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

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)


                                               Three Months Ended   Six Months Ended
                                                   June 30,            June 30,
                                               -----------------   -----------------
                                                2006       2005     2006       2005
                                               -------   -------   -------   -------
Sales ......................................   $ 233.3   $ 214.5   $ 432.9   $ 401.7
Cost of sales ..............................     143.7     130.7     269.0     247.2
                                               -------   -------   -------   -------
     Gross profit ..........................      89.6      83.8     163.9     154.5
Selling, general and administrative expenses      68.0      60.7     131.5     121.4
Integration/restructuring and other costs ..       1.6       1.8       4.6       2.6
                                               -------   -------   -------   -------
     Operating income ......................      20.0      21.3      27.8      30.5
Other income, net ..........................       0.4       0.3       0.8       0.7
Interest expense, net ......................       1.3       2.4       2.5       5.1
                                               -------   -------   -------   -------
     Income before taxes ...................      19.1      19.2      26.1      26.1
Taxes on income ............................       4.5       4.8       6.3       6.4
                                               -------   -------   -------   -------
     Net income ............................   $  14.6   $  14.4   $  19.8   $  19.7
                                               =======   =======   =======   =======

Basic earnings per share ...................   $  0.36   $  0.36   $  0.48   $  0.49
                                               =======   =======   =======   =======

Diluted earnings per share .................   $  0.35   $  0.35   $  0.47   $  0.48
                                               =======   =======   =======   =======

Weighted average shares outstanding:
  Basic ....................................      41.0      40.5      40.9      40.1
  Diluted ..................................      41.8      41.2      41.7      41.2



    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (in millions, except share and per share amounts)

                                                                        June 30,          December 31,
                                                                          2006                2005
                                                                       -----------        ------------
                                                                       (unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..........................................     $ 46.6              $ 48.2
Accounts receivable, net of allowances of $12.1 and $10.7 at
   June 30, 2006 and December 31, 2005, respectively ...............      151.7               128.9
Inventories ........................................................      116.0                99.2
Deferred income taxes ..............................................       20.3                19.3
Other current assets ...............................................       21.0                18.2
                                                                         ------              ------
          Total current assets .....................................      355.6               313.8
Property, plant and equipment, net .................................      172.0               166.1
Goodwill and other intangible, net .................................      232.1               224.3
Other assets .......................................................       23.3                23.4
                                                                         ------              ------
Total assets .......................................................     $783.0              $727.6
                                                                         ======              ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks .......................................................     $  3.2              $  3.0
Accounts payable and accrued liabilities ...........................      135.0               118.8
Accrued taxes on income ............................................       20.3                17.8
                                                                         ------              ------
          Total current liabilities ................................      158.5               139.6
Long-term debt .....................................................       98.4                97.7
Deferred income taxes ..............................................       15.2                15.9
Other liabilities ..................................................       20.4                19.5

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized
   and none issued .................................................       --                  --
Common stock, $0.10 par value, 200,000,000 shares authorized,
   41,132,529 and 40,630,951 shares issued and outstanding at
   June 30, 2006 and December 31, 2005, respectively ...............        4.1                 4.1
Paid-in capital ....................................................       35.6                26.2
Retained earnings ..................................................      435.7               415.9
Accumulated other comprehensive income .............................       15.1                 8.7
                                                                         ------              ------
          Total shareholders' equity ...............................      490.5               454.9
                                                                         ------              ------
Total liabilities and shareholders' equity .........................     $783.0              $727.6
                                                                         ======              ======




    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                           ---------------------------
                                                                             2006               2005
                                                                           ---------          --------
OPERATING ACTIVITIES
 Net income ..............................................................  $ 19.8             $ 19.7
 Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization ........................................    16.8               15.9
    Stock-based compensation .............................................     2.6                0.3
    Deferred income taxes ................................................    (1.7)              (2.1)
    Gain on sale of property and equipment, net ..........................    (0.1)              --
    Write-off of property and equipment ..................................     0.5                0.4

 Changes in assets and liabilities, net of businesses acquired:
    Accounts receivable ..................................................   (21.5)               0.5
    Inventories ..........................................................   (16.6)              (0.8)
    Other current assets .................................................    (2.3)              (0.9)
    Accounts payable and accrued liabilities .............................    13.6               (0.2)
    Accrued taxes on income ..............................................     2.5                1.2
    Other, net ...........................................................     0.8               (5.7)
                                                                            ------             ------
    Net cash provided by operating activities ............................    14.4               28.3
                                                                            ------             ------
INVESTING ACTIVITIES
 Purchases of property and equipment .....................................   (21.3)             (14.8)
 Acquisitions, net of cash acquired ......................................    (3.3)             (12.6)
 Proceeds from sale of property and equipment ............................     0.2                0.1
 Other ...................................................................    --                  0.3
                                                                            ------             ------
    Net cash used in investing activities ................................   (24.4)             (27.0)
                                                                            ------             ------
FINANCING ACTIVITIES
 Net increase in short-term debt .........................................     0.1                0.3
 Additions to long-term debt .............................................     0.6               --
 Reductions in long-term debt ............................................    --                 (0.1)
 Proceeds from common stock issued under employee
   stock option and stock purchase plans .................................     6.7               12.0
                                                                            ------             ------
    Net cash provided by financing activities ............................     7.4               12.2
                                                                            ------             ------
Effect of exchange rate changes on cash flow .............................     1.0               (1.8)
                                                                            ------             ------

    Increase (decrease) in cash and cash equivalents .....................    (1.6)              11.7

Cash and cash equivalents at beginning of year ...........................    48.2               92.0
                                                                            ------             ------
  Cash and cash equivalents at end of period .............................  $ 46.6             $103.7
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

NOTE 2:  STOCK-BASED COMPENSATION

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment". This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation", and concludes that services received from employees in exchange for stock-based compensation result in a cost to the employer that must be recognized in the financial statements. The cost of such awards is measured at fair value at the date of grant. The Company adopted SFAS No. 123(R) effective January 1, 2006, and is applying the modified prospective method, whereby compensation cost will be recognized for the unvested portion of awards granted prior to January 1, 2006, as well as for awards granted after adoption. Such costs are recognized in the Company's financial statements over the remaining vesting periods. Under this method, prior periods are not revised for comparative purposes. The adoption of this standard resulted in an incremental pre-tax charge of $1.7 in the first half of 2006, or approximately $.03 per share, and is expected to result in estimated incremental pre-tax charges of approximately $0.8 being recognized per quarter throughout the remainder of 2006. The related income tax benefit recognized in the statement of operations was approximately $0.3 for the six months ended June 30 2006.

     As of June 30, 2006, there was approximately $7.1 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. Approximately $2.2 is expected to be recognized over the remainder of 2006, $2.4 is expected to be recognized in 2007, $1.6 in 2008 and $0.9 in 2009.

     As of June 30, 2006, the Company had two stock option plans, a long-term incentive plan and an employee stock purchase plan, all of which are described in the Company's 2005 financial report on Form 10-K/A.

Stock Option Activity

     The following is a summary of the stock option activity for the six months ended June 30, 2006:


                                                                           Weighted
                                                                           Average
                                                          Weighted         Remaining
                                          Number          Average      Contractual Term      Aggregate
                                         of Shares     Exercise Price       (Years)       Intrinsic Value
                                         ---------     --------------       -------       ---------------
      Outstanding at January 1, 2006         3.7              $14.43
         Granted .........................   0.2              $20.35
         Exercised .......................  (0.5)             $13.62
                                          ------

       Outstanding at June 30, 2006 ......   3.4              $14.49              6.2         $ 21.1
                                          ======              ======           ======         ======

       Exercisable at June 30, 2006 ......   2.4              $13.96              5.4         $ 16.2
                                          ======              ======           ======         ======


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

                                                               2006
                                                             --------

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

     The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $3.1. Cash received from share-based payment arrangements for the six months ended June 30, 2006 and 2005, was $5.9 and $11.8, respectively.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

     Prior to January 1, 2006, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board No.
25. Compensation expense was generally not recorded in the financial statements. For the three and six months ended June 30, 2005, had the Company accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company's net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                                                  Three Months Ended   Six Months Ended
                                                                                     June 30, 2005       June 30, 2005
                                                                                     -------------    --------------------
      Net income, as reported ........................................................   $ 14.4               $ 19.7
      Add: Stock-based employee compensation expense included in the
      determination of net income as reported, net of related tax effects ............     --                    0.2
      Deduct: Stock-based employee compensation expense determined under fair value based method for all awards granted, net of related
      tax effects ....................................................................     (1.0)                (1.6)
                                                                                         ------               ------
      Pro forma net income ...........................................................   $ 13.4               $ 18.3
                                                                                         ======               ======

      Earnings per share:
          Basic - as reported ........................................................   $ 0.36               $ 0.49
          Basic - pro forma ..........................................................   $ 0.34               $ 0.46
          Diluted - as reported ......................................................   $ 0.35               $ 0.48
          Diluted - pro forma ........................................................   $ 0.32               $ 0.45

     During 2005, the Company awarded its President and Chief Executive Officer 75,000 restricted shares of the Company's common stock. The restrictions on 25,000 shares lapse after three years, and the restrictions on the remaining 50,000 shares lapse after four years. The market value of the restricted shares was approximately $1.3 at the date of the grant and is being charged to expense over the vesting period. In connection with this award, the Company recognized compensation expense of $0.2 during the first six months of 2006. The total unamortized future compensation expense was approximately $0.9 as of June 30, 2006.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2006, the Company adopted SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" and requires that the items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning January 1, 2006. The Company's adoption of SFAS No. 151 did not have a material impact on the Company's results of operations or financial condition

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109" (FIN
48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recognized as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

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

     The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $22.8 and $15.1 for the three months ended June 30, 2006 and 2005, respectively, and $54.0 and $41.9 for the six months ended June 30, 2006 and 2005, respectively.

     The Company formally designates and documents the hedging relationship and risk management objective for undertaking each hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

     The fair value of outstanding forward foreign exchange contracts at June 30, 2006 and December 31, 2005 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three and six months ended June 30, 2006 were not material. The notional value of outstanding forward foreign exchange contracts at June 30, 2006 and December 31, 2005, was $6.2 and $7.5, respectively.

     All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

NOTE 5:  INVENTORIES, NET

     Inventories are stated at the lower of cost or market value. The value of inventories determined using the last-in, first-out method was $10.4 and $9.1 as of June 30, 2006 and December 31, 2005, respectively. The value of all other inventories determined using the first-in, first-out method was $105.6 and $90.1 as of June 30, 2006 and December 31, 2005, respectively.

    The components of net inventories are as follows:

                                                                              June 30,       December 31,
                                                                                 2006            2005
                                                                               --------       ---------
      Raw materials ..........................................................  $ 55.9          $ 49.2
      Work-in-process ........................................................     9.7             9.3
      Finished goods .........................................................    68.2            57.8
                                                                                ------          ------
                                                                                 133.8           116.3
      Allowance for obsolescence .............................................   (17.8)          (17.1)
                                                                                ------          ------
                                                                                $116.0          $ 99.2
                                                                                ======          ======


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

     The changes in the carrying amounts of goodwill for the six months ended June 30, 2006 are as follows:


                                                      Americas     EMEA  Asia Pacific    Total
                                                      --------     ----  ------------    -----
      Balance, January 1, 2006 .......................  $123.0   $ 73.8     $ 27.1      $223.9

      Acquisitions ...................................              4.7       --           4.7

      Translation adjustments ........................    --        3.5       (0.2)        3.3
                                                        ------   ------     ------      ------
      Balance, June 30, 2006 .........................  $123.0   $ 82.0     $ 26.9      $231.9
                                                        ======   ======     ======      ======


     On March 16, 2006, the Company acquired the business and assets of Adhipress S.A. ("Adhipress"), a supplier of price tickets and merchandising tags for $3.3. Additional cash purchase consideration of up to $0.9 will be due if Adhipress achieves certain financial performance targets over a two-year period commencing April 1, 2006. In connection with this acquisition, the Company recognized goodwill of $4.7, based on its preliminary allocation of the purchase price to the acquired assets and liabilities. The consolidated statements of earnings reflect the results of operations for Adhipress since the effective date of purchase. The pro forma impact of this acquisition was not significant.

    The Company's other intangible is as follows:

                                                            June 30,     December 31,
                                                             2006           2005
                                                             ------        -------
      Noncompete agreement .................................  $1.7           $1.7
      Accumulated amortization .............................  (1.5)          (1.3)
                                                              ----           ----
                                                              $0.2           $0.4
                                                              ====           ====

                                       8

NOTE 7:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    A summary of accounts payable and accrued liabilities is as follows:


                                                                               June 30,       December 31,
                                                                                 2006            2005
                                                                             ------------     -----------
       Accounts payable.....................................................    $   61.3         $   50.3
       Accrued payroll costs................................................        19.5             19.6
       Accrued restructuring costs..........................................         5.8              7.4
       Trade programs.......................................................         6.7              4.7
       Advance service contracts............................................         5.7              4.4
       Accrued commissions..................................................         2.0              2.5
       Accrued professional fees............................................         2.6              3.1
       Accrued interest.....................................................         0.3              0.2
       Other accrued liabilities............................................        31.1             26.6
                                                                             -----------      -----------
                                                                                $  135.0         $  118.8
                                                                             ===========      ===========

NOTE 8:  LONG -TERM DEBT

    A summary of long-term debt is as follows:

                                                                               June 30,       December 31,
                                                                                 2006            2005
                                                                             ------------     -----------
       Revolving Credit Facility .........................................      $   85.3         $   84.1
       Economic Development Revenue Bonds due 2011 and 2019...............          13.0             13.0
       Other..............................................................           0.1              0.6
                                                                             -----------      -----------
                                                                                $   98.4         $   97.7
                                                                             ===========      ===========


NOTE 9:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is as follows:


                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                ----------------------
                                                                                 2006            2005
                                                                                --------      --------
        Interest...........................................................     $    2.4      $    5.4
                                                                                ========      ========
        Income taxes.......................................................     $    5.2      $    4.9
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

                                                                 Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                                ---------------------         --------------------
                                                                   2006        2005             2006        2005
                                                                ----------   --------         --------    --------
      Net income............................................     $   14.6    $   14.4         $   19.8    $   19.7
      Foreign currency translation adjustments..............          4.4       (10.4)             6.3       (16.2)
      Unrealized gain on derivatives........................           --         0.1              --           --
                                                                ----------   --------         --------     --------
      Comprehensive income..................................     $   19.0    $    4.1         $   26.1    $    3.5
                                                                ==========   ========         ========    ========

NOTE 11: EARNINGS PER SHARE

    The reconciliation of basic and diluted weighted average common shares outstanding is as follows:

                                                                  Three Months Ended            Six Months Ended
                                                                      June 30,                      June 30,
                                                                ---------------------         --------------------
                                                                   2006        2005             2006        2005
                                                                ----------   --------         --------   ---------
      Weighted average common shares (basic)................          41.0       40.5             40.9        40.1
      Options and restricted stock awards...................           0.8        0.7              0.8         1.1
                                                                  --------   --------         --------   ---------
      Adjusted weighted average common shares (diluted).....          41.8       41.2             41.7        41.2
                                                                 =========   =========        ========   =========


     Options to purchase 158,000 shares of common stock outstanding at June 30, 2005 were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

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

    The Company has organized its operations into three geographic segments consisting of the following:

(1) The Company's operations principally in the U.S., Canada and 8 countries in Latin America ("Americas");
(2)  Operations in 16 countries in Europe,  the Middle East and Africa ("EMEA");
     and
(3)  Operations in 11 countries in the Asia Pacific region ("Asia Pacific").

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

                                                              Three Months Ended           Six Months Ended
                                                                  June 30,                      June 30,
                                                             ---------------------       --------------------
                                                               2006         2005           2006       2005
                                                             --------     --------       --------    --------
       Sales to unaffiliated customers:
       Americas..........................................    $   86.4     $   85.4       $  166.1    $  167.1
       EMEA..............................................        58.3         55.9          110.0       108.9
       Asia Pacific......................................        88.6         73.2          156.8       125.7
                                                             --------     --------       --------    --------
                 Total...................................    $  233.3     $  214.5       $  432.9      $401.7
                                                             ========     ========       ========    ========
       Intersegment sales:
       Americas..........................................    $   21.7     $   18.4       $   39.7    $   35.3
       EMEA..............................................        16.3         11.7           30.4        21.7
       Asia Pacific......................................        11.1          8.3           19.3        13.8
       Eliminations......................................       (49.1)       (38.4)         (89.4)      (70.8)
                                                             --------     --------       --------    --------
                 Total...................................    $     --     $     --       $     --    $     --
                                                             ========     ========       ========    ========
       Operating Income (a):
       Americas (b)......................................    $   11.2     $    9.6       $   17.1    $   16.5
       EMEA (b)..........................................         2.0          3.0            3.8         4.7
       Asia Pacific......................................        15.6         14.1           24.1        20.4
                                                             --------     --------      --------     --------
                                                                 28.8         26.7           45.0        41.6
       Corporate expenses(b) ............................        (8.7)        (5.3)         (17.0)      (10.9)
       Amortization of other intangible..................        (0.1)        (0.1)          (0.2)       (0.2)
                                                             --------     --------       --------    --------
              Operating income ..........................        20.0         21.3           27.8        30.5
       Other income, net ................................         0.4          0.3            0.8         0.7

       Interest expense, net ............................         1.3          2.4            2.5         5.1
                                                             --------     --------        -------    --------
                 Total...................................    $   19.1     $   19.2       $   26.1    $   26.1
                                                             ========     ========       ========    ========

     (a) Certain reclassifications have been made to prior periods' operating income to conform to the presentation used in the current period.

     (b) For the three and six months ended June 30, 2006, the Americas included integration/restructuring and other costs of $0.0 and $0.3, respectively. For the three and six months ended June 30, 2005, the Americas included integration/restructuring and other costs of $0.5 and $1.3, respectively. For the three and six months ended June 30, 2006, Corporate expenses included integration/restructuring and other costs of $0.4 and $2.7, respectively, and EMEA included integration/restructuring and other costs of $1.2 and $1.6, respectively. For the three and six months ended June 30, 2005, EMEA included integration/restructuring and other costs of $1.3.

                                                              Three Months Ended           Six Months Ended
                                                                    June 30,                   June 30,
                                                             ---------------------       --------------------
                                                               2006         2005           2006        2005
                                                             --------     --------       --------    --------
       Depreciation and amortization:
       Americas..........................................    $    2.9     $    3.1       $    5.9    $    6.2
       EMEA..............................................         2.2          2.2            4.4         4.5
       Asia Pacific......................................         3.0          2.4            5.9         4.5
                                                             --------     --------       --------    --------
                                                                  8.1          7.7           16.2        15.2
       Corporate.........................................         0.3          0.4            0.6         0.7
                                                             --------     --------       --------    --------
                 Total...................................    $    8.4     $    8.1       $   16.8    $   15.9
                                                             ========     ========       ========    ========
       Capital expenditures:
       Americas..........................................    $    2.8     $    1.6       $    3.9    $    3.6
       EMEA..............................................         4.1          2.2            6.3         3.5
       Asia Pacific......................................         7.5          3.1           11.1         7.6
                                                             --------     --------       --------    --------
                                                                 14.4          6.9           21.3        14.7
       Corporate.........................................          --           --             --         0.1
                                                             --------     --------       --------    --------
                 Total...................................    $   14.4     $    6.9       $   21.3    $   14.8
                                                             ========     ========       ========    ========

                                                             June 30,   December 31,
                                                               2006        2005
                                                             --------  -------------
       Long-lived assets:
       Americas..........................................    $  177.2     $  180.9
       EMEA..............................................       135.5        123.9
       Asia Pacific......................................        85.5         80.3
                                                             --------     --------
                                                                398.2        385.1
       Corporate.........................................         5.9          5.3
                                                             --------     --------
                 Total...................................    $  404.1     $  390.4
                                                             ========     ========
       Total assets:
       Americas..........................................    $  278.3     $  272.5
       EMEA..............................................       254.9        223.5
       Asia Pacific......................................       192.6        172.0
                                                             --------     --------
                                                                725.8        668.0
       Corporate.........................................        57.2         59.6
                                                             --------     --------
                 Total...................................    $  783.0     $  727.6
                                                             ========     ========


    The following table presents sales by product:




                                                              Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                             ---------------------       --------------------
                                                               2006         2005           2006        2005
                                                             --------     --------       --------    --------
       Apparel Identification Products...................    $  167.6       $153.3         $307.1      $282.4
       Bar Code and Pricing Solutions....................        65.7         61.2          125.8       119.3
                                                             --------     --------       --------    --------
                 Total...................................    $  233.3       $214.5         $432.9      $401.7
                                                             ========     ========       ========    ========

     The Company generated sales in the United States of $63.7, or 27.3% of total sales, and $122.9, or 28.4% of total sales, for the three and six months ended June 30, 2006, respectively, and $62.2, or 29.0% of total sales, and $123.4, or 30.7% of total sales, for the three and six months ended June 30, 2005, respectively. In addition, the Company's long-lived assets in the United States as of June 30, 2006 and December 31, 2005, amounted to $150.2 and $157.3, respectively.

     No one customer accounted for more than 10% of the Company's revenues or accounts receivable for the three and six months ended June 30, 2006 or 2005.


NOTE 13: INTEGRATION/RESTRUCTURING AND OTHER COSTS

     In October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the "2005 Restructuring Program"). The plan is substantially focused on transferring existing apparel identification manufacturing capacity from the Company's U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. To a lesser extent, the Company is streamlining operations and repositioning a portion of its EMEA manufacturing activities to lower-cost facilities. In addition, the plan includes the consequential realignment of the Company's sales organization in response to the aforementioned production migration activities. The majority of the 2005 Restructuring Program is expected to be completed during 2007. The plan contemplates significant manufacturing headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. The Company expects to incur total pre-tax, non-recurring charges, once all phases are implemented, in the range of $25 to $33 to complete the plan, including approximately $5 to $8 of non-cash charges. During the three and six months ended June 30, 2006, the Company recognized charges of $1.6 and $4.6, respectively, in connection with the 2005 Restructuring Program. These charges were related to program management, severance and retention programs and other facility closure costs. In the aggregate, since October 2005 and including the aforementioned $4.6 recorded during the six months ended June 30, 2006, the Company has recognized charges of approximately $13.3 in connection with the 2005 Restructuring Program.

     In April 2005, the Company announced initiatives to improve margins and lower costs in its EMEA region, primarily relating to workforce reductions and transportation costs. The initiative was undertaken in light of volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. During the three and six months ended June 30, 2005, the Company recognized pre-tax charges of $1.3 in connection with these initiatives, which were complete at the end of 2005.

     In January 2005, the Company announced the consolidation of one of its U.S. woven label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. During the three and six months ended June 30, 2005, the Company recognized pre-tax charges of $0.5 and $1.3 in connection with these initiatives, which were complete at the end of 2005.

     All integration/restructuring and other costs are identified on a separate line on the Company's income statement as a component of operating income.

     The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the six months ended June 30, 2006:

                                            Balance,                               Balance,
                                        January 1, 2006   Expenses   Payments   June 30, 2006
                                        ---------------   --------   --------   -------------
       Severance......................      $ 5.0           $ 0.4     $ (0.4)       $ 5.0
       Other costs....................        2.4             3.9       (5.5)         0.8
                                            ------          ------    -------       ------
                                            $ 7.4           $ 4.3     $ (5.9)       $ 5.8
                                            ======          ======    =======       ======

     In addition, during the first six months of 2006, the Company recognized asset impairment charges of $0.3 million related to the 2005 Restructuring Program.

NOTE 14: CONTINGENCIES

     Paxar Americas, Inc, the Company's operating subsidiary in the United States, brought suit against Zebra Technologies Corporation in April 2003 for patent infringement. After several months of pre-trial discovery, the case is scheduled for trial in January 2007 in the U.S. District Court in Dayton, Ohio. While the Company can not speculate on the outcome of the litigation, if it prevails, the outcome could be material to the Company's financial condition and results of operations.

     The Company has been named a potentially responsible party relating to contamination that occurred at certain super-fund sites. Management, including internal counsel, currently believes that the ultimate resolution of such matters taken as a whole, and after considering such factors as 1) available levels of insurance coverage, 2) the Company's proportionate share, in certain cases, as a named potential responsible party, and 3) the dormant nature of certain matters, will not have a materially adverse effect upon its results of operations or financial condition. It is possible that new information or future developments could require the Company to reassess its potential exposure related to these environmental matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements


     This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 2E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of our future business, results of operations, liquidity and operating or financial performance or results. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These and other important risk factors are included under Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K. In light of the uncertainty inherent in such forward-looking statements, readers of this report should not consider the inclusion of such forward-looking statements to be a representation that such forward-looking events or outcomes will occur. Because the information herein is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results and performance may differ from our current projections, estimates and expectations, and the differences may be material, individually or in the aggregate, to its business, financial condition, results of operations, liquidity or prospects. Additionally, the Company is not obligated to make public indications of changes in its forward-looking statements unless required under applicable disclosure rules and regulations.

    All amounts in the following discussion are stated in millions, except headcount.

RESULT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006, COMPARED WITH THE COMPARABLE PERIODS OF 2005

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

    In order to better serve a customer base consisting predominantly of retailers, branded apparel companies and contract manufacturers, the Company has organized its operations into three geographic segments consisting of the following:

     (1) The Company's operations principally in the U.S., Canada and 8 countries in Latin America ("Americas");
     (2) Operations in 16 countries in Europe, the Middle East and Africa ("EMEA"); and
     (3)  Operations  in  11  countries  in  the  Asia  Pacific   region  ("Asia
          Pacific").

     The Company's results of operations for the three and six months ended June 30, 2006 and 2005, in dollars and as a percent of sales, are presented below:


                                                 Three Months Ended                        Six Months Ended
                                         ----------------------------------   -------------------------------------------
                                          June 30, 2006     June 30, 2005        June 30, 2006            June 30, 2005
                                         ----------------  ----------------   -------------------     -------------------
     Sales ............................. $ 233.3    100.0% $ 214.5    100.0%  $ 432.9       100.0%    $ 401.7       100.0%
     Cost of sales .....................   143.7     61.6    130.7     60.9     269.0        62.1       247.2        61.5
                                         -------  -------  -------  -------   -------     -------     -------     -------
         Gross profit ..................    89.6     38.4     83.8     39.1     163.9        37.9       154.5        38.5
     Selling, general and
       administrative expenses .........    68.0     29.2     60.7     28.4     131.5        30.4       121.4        30.2
     Integration/restructuring and
       other costs .....................     1.6      0.6      1.8      0.8       4.6         1.1         2.6         0.7
                                         -------  -------  -------  -------   -------     -------     -------     -------
         Operating income ..............    20.0      8.6     21.3      9.9      27.8         6.4        30.5         7.6
     Other income, net .................     0.4      0.2      0.3      0.1       0.8         0.2         0.7         0.2
     Interest expense, net .............     1.3      0.6      2.4      1.1       2.5         0.6         5.1         1.3
                                         -------  -------  -------  -------   -------     -------     -------     -------
         Income before taxes ...........    19.1      8.2     19.2      8.9      26.1         6.0        26.1         6.5
     Taxes on income ...................     4.5      1.9      4.8      2.2       6.3         1.4         6.4         1.6
                                         -------  -------  -------  -------   -------     -------     -------     -------
         Net income .................... $  14.6      6.3% $  14.4      6.7%  $  19.8         4.6%    $  19.7         4.9%
                                         =======  =======  =======  =======   =======     =======     =======     =======


     The Company's sales increased $18.8, or 8.8%, for the three months ended June 30, 2006, and increased $31.2, or 7.8%, for the six months ended June 30, 2006, compared with the comparable periods of 2005. The sales increase for the three months ended June 30, 2006 was due to an increase in organic sales of $14.0, and sales related to acquisitions of $5.3, partially offset by the unfavorable impact of changes in foreign exchange rates of $0.5. The sales increase for the six months ended June 30, 2006 was due to an increase in organic sales of $24.6, and sales related to acquisitions of $10.5, partially offset by the unfavorable impact of changes in foreign exchange rates of $3.9. In the first half of 2006, the Company realized $2.6 million in interest savings primarily resulting from refinancing initiatives completed in the fourth quarter of 2005, which included the repayment of $150 of 6.74% Senior Notes, the establishment of a new $150 multi-currency revolving credit facility and the repatriation of $122 of foreign earnings. In addition, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which resulted in an incremental charge of $1.7 of stock-based compensation in the first half of 2006.

     In order to adapt to the changing global apparel industry, the Company announced in October 2005 that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the
"2005 Restructuring Program"). The current plan is substantially focused on transferring the majority of existing apparel identification manufacturing capacity from the Company's U.S. locations primarily to Mexico, Central America and Asia Pacific. To a lesser extent, the Company is also streamlining operations and repositioning a portion of its legacy Western Europe manufacturing capacity to lower-cost facilities. In addition, the plan includes the realignment of the Company's sales and related support functions in response to the aforementioned production migration activities.

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

     Given the continued competitive marketplace and the changing global apparel environment, the Company anticipates that the near-term operating environment will remain challenging. However, the savings and benefits from the 2005 Restructuring Program along with the Company's other ongoing cost-savings and growth initiatives are anticipated to generate increased levels of profitability. Specific to the 2005 Restructuring Program, the Company currently expects to realize approximately $15.0 in cost savings during 2007 and achieve an annual savings rate of $20.0 to $25.0 by the end of 2007. These savings relate principally to salaries and related expenses, and will be reflected largely as a reduction in cost of goods sold and, to a lesser extent, as a reduction in selling, general and administrative expenses; the Company does not currently expect to redirect a significant amount of these savings to spending in other areas or other income statement line items.

Sales

     The following table presents sales by geographic operating segment:

                                          Three Months Ended                              Six Months Ended
                                  -------------------------------------       -------------------------------------------
                                   June 30, 2006          June 30, 2005          June 30, 2006           June 30, 2005
                                  ---------------        --------------       --------------------      -----------------
    Americas...................   $ 86.4     37.0%       $ 85.4    39.8%        $166.1      38.4%       $167.1      41.6%
    EMEA.......................     58.3     25.0          55.9    26.1          110.0      25.4         108.9      27.1
    Asia Pacific...............     88.6     38.0          73.2    34.1          156.8      36.2         125.7      31.3
                                  ------    -----        ------   -----         ------     -----         -----     -----
       Total...................   $233.3    100.0%       $214.5   100.0%        $432.9     100.0%        401.7     100.0%
                                  ======    =====        ======   =====         ======     =====         =====     =====

     The Americas segment sales increased $1.0, or 1.2%, for the three months ended June 30, 2006 and decreased $1.0, or 0.6%, for the six months ended June 30, 2006, compared with the comparable periods of 2005. The increase for the three months ended June 30, 2006 was due to an increase in organic sales of $0.7 and the favorable impact of changes in foreign exchange rates of $0.3. The decrease for the six months ended June 30, 2006 was due to a decrease in organic sales of $2.5, offset by the impact of acquisition activity of $1.1 and the favorable impact of changes in foreign exchange rates of $0.4. The ongoing migration of U.S. apparel manufacturing to the Asia Pacific region where U.S. retailers and apparel manufacturers have realized labor savings and operating performance efficiencies continues to impact sales volumes across the Americas segment, albeit at a slower pace when compared to the same prior year periods. Offsetting the impact of the migration of apparel product sales, the Company's bar code products generated strong organic growth, particularly during the three months ended June 30, 2006.

     EMEA segment sales increased $2.4, or 4.3%, and $1.1, or 1.0%, for the three and six months ended June 30, 2006, respectively, compared with the comparable periods of 2005. These increases were attributable to growth in organic sales of $1.7 and $3.5 and the impact of acquisition activity of $1.3 and $1.6, for the three and six months ended June 30, 2006, respectively. These increases were both partially offset by the unfavorable impact of changes in foreign exchange rates of $0.6 and $4.0, for the three and six months ended June 30, 2006, respectively. The growth in organic sales was due primarily to higher RFID and heat transfer product sales volume, as well as general growth across the developing business units in Eastern Europe. These increases were partially offset by the continuing migration of apparel product sales to the Asia Pacific region.

     Asia Pacific segment sales increased $15.4, or 21.0%, and $31.1, or 24.7%, for the three and six months ended June 30, 2006, respectively, compared with the comparable periods of 2005. The increases were attributable to organic sales growth of $11.4 and $23.3, respectively, and to a lesser extent, the impact of acquisition activity of $4.0 and $7.8, respectively. The Company's operations in this region have continued to benefit from the steady migration of many of the Company's customers that have moved their production outside the U.S., U.K. and Western Europe to minimize labor costs and maximize operating performance efficiencies.

Gross Profit

     Gross profit was $89.6, or 38.4% of sales, and $163.9, or 37.9% of sales, respectively, for the three and six months ended June 30, 2006, compared with $83.8, or 39.1% of sales, and $154.5, or 38.5% of sales, respectively, for the three and six months ended June 30, 2005. The slightly lower gross margins were primarily the result of higher facilities and capacity expansion infrastructure costs in emerging markets, inventory charges recorded in the Company's Americas region and Asia Pacific segments, as well as unfavorable product mix, including increased sales of RFID products, which, as anticipated, are generating lower margins during the initial phases of program expansion. Partially offsetting these declines was a change to the Company's estimates with respect to sales allowances. Management's ongoing strategy includes implementing process improvements to reduce costs in all of the Company's manufacturing facilities, re-deploying assets to manage production capacity, and expanding production in new and emerging markets in order to minimize labor costs. During 2005, the Company announced that it would undertake restructuring activities related to realigning production capacity utilization, primarily related to its domestic locations (refer to discussion below, "Integration/Restructuring and Other Costs").

Selling, General and Administrative ("SG&A") Expenses

     SG&A expenses were $68.0 and $131.5 for the three and six months ended June 30, 2006, respectively, compared with $60.7 and $121.4 for the three and six months ended June 30, 2005, respectively. As a percent of sales, SG&A expenses were 29.2% and 30.4% for the three and six months ended June 30, 2006, respectively, compared with 28.4% and 30.2% for the three and six months ended June 30, 2005. These increases in the ratio of SG&A to sales were due primarily to higher compensation and employee benefit costs, which included the impact of the adoption of FAS 123(R), foreign exchange losses, as well as higher infrastructure costs associated with the 2005 Restructuring Program. Management is continuing to evaluate cost reduction opportunities in response to the continuing migration of sales and production from the U.S., U.K and EMEA to Latin America and Asia Pacific.

Integration/Restructuring and Other Costs

     In October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the "2005 Restructuring Program"). The current plan is substantially focused on transferring existing apparel identification manufacturing capacity from the Company's U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. To a lesser extent, the Company is repositioning a portion of its EMEA manufacturing activities to lower cost facilities in Eastern Europe. In addition, the plan includes the consequential realignment of the Company's design and customer service organization in response to the aforementioned production migration activities. The 2005 Restructuring Program is expected to be substantially completed during 2007. The plan contemplates significant manufacturing headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. The Company expects to incur total pre-tax, non-recurring charges, once all phases are implemented, in the range of $25 to $33, including approximately $5 to $8 of non-cash charges. During the three and six months ended June 30, 2006, the Company recognized charges of $1.6 and $4.6 in connection with the 2005 Restructuring Program. These charges were related to program management services, severance and retention programs, and other facility closure costs. In the aggregate, since October 2005 and including the aforementioned $4.6 recognized during the six months ended June 30, 2006, the Company has recognized charges of approximately $13.3 in connection with the 2005 Restructuring Program.

     In April 2005, the Company announced initiatives to improve margins and lower costs in its EMEA region, primarily relating to workforce reductions and transportation costs. The initiative was undertaken in light of recent volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. During the three and six months ended June 30, 2005, the Company recognized pre-tax charges of $1.3 in connection with these initiatives, which were complete at the end of 2005.

     In January 2005, the Company announced the consolidation of one of its U.S. woven label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. During the three and six months ended June 30, 2005, the Company recognized pre-tax charges of $0.5 and $1.3, respectively, in connection with these initiatives, which were complete at the end of 2005.

Operating Income

     Operating income was $20.0, or 8.6% of sales, and $27.8, or 6.4% of sales, for the three and six months ended June 30, 2006, respectively, compared with $21.3, or 9.9% of sales, and $30.5, or 7.6% of sales, for the three and six months ended June 30, 2005, respectively. On a reportable segment basis, exclusive of corporate expenses and amortization of other intangible, operating income, as a percent of sales, was as follows:


                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                             ---------------------       --------------------
                                                               2006         2005           2006        2005
                                                             -------      --------       -------     --------
       Americas..........................................       13.0%        11.2%         10.3%         9.9%
       EMEA..............................................        3.4%         5.4%          3.5%         4.3%
       Asia Pacific......................................       17.6%        19.3%         15.4%        16.2%


     Americas' operating income, as a percent of sales, increased to 13.0% and 10.3%, respectively, for the three and six months ended June 30, 2006, compared with 11.2% and 9.9% for the three and six months ended June 30, 2005. These increases primarily resulted from reductions in the Americas' domestic fixed cost base, largely as a result of the 2005 Restructuring Program, as well as the consolidation of its woven label manufacturing facilities announced in January 2005 (see Integration/Restructuring and Other Costs, above). The Americas segment included integration/restructuring and other costs, as a percent of sales, of 0.2% for the six months ended June 30, 2006, and 0.6% and 0.8%, respectively, for the three and six months ended June 30, 2005.

     EMEA's operating income, as a percent of sales, decreased to 3.4% and 3.5%, respectively, for the three and six months ended June 30, 2006 compared with 5.4% and 4.3%, respectively, for the three and six months ended June 30, 2005. These declines primarily resulted from unfavorable product mix, including increased sales of RFID products which, as anticipated, are generating lower margins during the initial phases of program expansion, foreign exchange losses in the region, certain raw material costs increases, as well as incremental costs associated with expansion in Eastern Europe to support migration of apparel sales from the U.K. and Western Europe. In addition, the EMEA segment included integration/restructuring and other costs, as a percentage of sales, of 2.1% and 1.5%, respectively, for the three and six months ended June 30, 2006, compared to 2.3% and 1.2%, respectively, for the three and six months ended June 30, 2005.

     Asia Pacific's operating income, as a percent of sales, decreased to 17.6% and 15.4% for the three and six months ended June 30, 2006, respectively, compared with 19.3% and 16.2% for the three and six months ended June 30, 2005, respectively. These declines were primarily attributable to competitive pressures and higher fixed costs associated with capacity expansion for which such costs have not been fully absorbed.

Interest Expense, Net

     Interest expense, net of interest income on invested cash, was $1.3 and $2.5 for the three and six months ended June 30, 2006, respectively, compared with $2.4 and $5.1 for the three and six months ended June 30, 2005. The declines were primarily attributable to the refinancing initiatives completed during the fourth quarter of 2005. The net impact of those initiatives reduced the Company's debt position from $167.5 as of June 30, 2005 to $101.6 as of June 30, 2006. In addition, the Company's weighted average interest rate was reduced from 6.85% and 6.78% for the three and six months ended June 30, 2005, respectively, to 5.02% and 4.88%, respectively, for the three and six months ended June 30, 2006.

Taxes on Income

     The effective tax rate for the three and six months ended June 30, 2006 was 23.6% and 24.0%, respectively, compared with the effective tax rate for each of the three and six months ended June 30, 2005 of 25.0% and 24.5%, respectively. The rate is based on management's estimates of the geographic mix of projected annual pre-tax income and, to a lesser extent, state and local taxes. When compared to the six months of 2005, the effective tax rate was adversely impacted by approximately 1.0% as a result of the adoption of SFAS No. 123R, which does not allow tax benefit to be recognized for certain stock options, including qualified incentive stock options. In the event that actual results differ from these estimates or these estimates change in future periods, the Company may need to adjust the rate, which could materially impact its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents summary cash flow information for the periods indicated:

                                                                    Six Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                   2006          2005
                                                                 --------      --------
       Net cash provided by operating activities.............    $   14.4       $ 28.3
       Net cash used in investing activities.................       (24.4)       (27.0)
       Net cash provided by financing activities.............         7.4         12.2
                                                                 --------      --------
       Increase (decrease) in cash and cash
        equivalents (a)......................................    $   (2.6)     $  13.5
                                                                 ========      ========

----------
(a) Before the effect of exchange rate changes on cash flows.

Overview

     Cash provided by operating activities has been the Company's primary source of funds to finance operating needs and growth opportunities. In November 2005, the Company entered into a new five-year, $150 multi-currency Revolving Credit Agreement (the "Credit Agreement") with a group of five domestic and three international banks. The Company may increase the credit facility up to $250, subject to providing the participating banks adequate advance notice and securing their approval. Net cash provided by operating activities was $14.4 for the six months ended June 30, 2006, compared with $28.3 for the six months ended June 30, 2005. Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future, supplemented by availability under the Credit Agreement, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

Operating Activities

     Working capital and the corresponding current ratio were $197.1 and 2.2:1 at June 30, 2006, compared with $174.2 and 2.2:1 at December 31, 2005. The increase in working capital resulted primarily from substantial increases in accounts receivable and inventories, which were partially offset primarily by increases in accounts payable and accrued liabilities. The increase in inventory was due to strong sales and order activity anticipated for the third quarter of 2006. The increase in accounts receivable was due to higher levels of sales experienced during a particularly strong month of June when compared to December 2005.

     In connection with the 2005 Restructuring Program, the Company expects to incur total pre-tax, non-recurring charges, once all phases are implemented, in the range of $25 to $33, which includes approximately $5 to $8 of non-cash charges. During the six months ended June 30, 2006, the Company recognized charges of $4.6 in connection with the 2005 Restructuring Program. In the aggregate, since October 2005, the Company has recorded charges of approximately $13.3 in connection with the 2005 Restructuring Program. The Company currently expects to realize approximately $15.0 in cost savings during 2007 and achieve an annual savings rate of $20.0 to $25.0 by the end of 2007. These savings relate principally to salaries and related expenses, and will be reflected largely as a reduction in cost of goods sold and, to a lesser extent, as a reduction in selling, general and administrative expenses; the Company currently does not expect to redirect a significant amount of those savings to spending in other areas or other income statement line items.

Investing Activities

     For the six months ended June 30, 2006 and 2005, the Company incurred $21.3 and $14.8, respectively, of capital expenditures to acquire production machinery, expand capacity, install system upgrades and continue with its growth and expansion of Company operations in the emerging markets of Asia Pacific, EMEA and Latin America. Capital expenditures are typically funded by cash provided by operating activities and, where necessary, availability under the Credit Agreement. In March 2006, the Company acquired the business and assets of Adhipress S.A., a supplier of price tickets and merchandising tags to French hypermarkets for $3.3. During the first quarter of 2005, the Company acquired the business and manufacturing assets of EMCO labels for $2.8. In addition, in the second quarter of 2005, the Company acquired the remaining 50% interest of a joint venture located in India ("Paxar India"), for $10.5.

Financing Activities

     The components of total capital as of June 30, 2006 and December 31, 2005, respectively, are presented below:

                                                  June 30,   December 31,
                                                   2006          2005
                                                  -------       ------

     Due to banks ...............................  $  3.2       $  3.0
     Long-term debt .............................    98.4         97.7
                                                   ------       ------
         Total debt .............................   101.6        100.7
     Shareholders' equity .......................   490.5        454.9
                                                   ------       ------
          Total capital .........................  $592.1       $555.6
                                                   ======       ======
     Total debt as a percent of total capital        17.2%        18.1%
                                                   ======       ======

     Management believes that the borrowings available under the Company's Credit Agreement provide sufficient liquidity to supplement the Company's operating cash flow. For the six months ended June 30, 2006 and 2005, the net change in borrowings of the Company's outstanding debt were $0.7 and $0.2, respectively.

     The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the six months ended June 30, 2006 and 2005, the Company received proceeds of $6.7 and $12.0, respectively, from sales of common stock issued under its employee stock option and stock purchase plans.

     The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company did not repurchase any shares during the six months ended June 30, 2006 and 2005. As of June 30, 2006, the Company had $22.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability. The Company believes that funds from future operating cash flows and funds available under its Credit Agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan, should management decide to do so.

Financing Arrangement - Credit Agreement

     In November 2005, the Company replaced its existing three-year, $50 revolving credit facility with the new $150 Credit Agreement with a group of five domestic and three international banks. Under the Credit Agreement, the Company pays a facility fee determined by the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Borrowings under the Credit Agreement bear interest at the prime rate, negotiated rates, rates referenced to the London Interbank Offered Rate ("LIBOR") or Euro LIBOR, at the Company's option, with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds and are guaranteed by certain domestic subsidiaries of the Company. The Company may increase the credit facility to a maximum of $250, subject to providing the participating banks adequate advance notice and securing their approval. For the three and six months ended June 30, 2006, the interest rate on outstanding borrowings under this Agreement was based on LIBOR at a weighted average interest rate of 5.05% and 5.04%, respectively.

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

     The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $22.8 and $15.1 for the three months ended June 30, 2006 and 2005, respectively, and $54.0 and $41.9 for the six months ended June 30, 2006 and 2005, respectively.

     The following table summarizes as of June 30, 2006, the Company's forward foreign exchange contracts by currency. All of the Company's forward foreign exchange contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments:

                                                                         Contract Amounts (in thousands)
                                                                       ------------------------------------     Fair Value
                                                                          Receive                Pay            (US$ 000's)
                                                                       ----------------    ----------------    ---------------
    Contract to receive US$/pay British pounds ("GBP")                 USD       5,412     GBP      2,977        $   (91)
    Contracts to receive euro ("EUR")/pay US$.................         EUR         300     US$        381        $     1
    Contracts to receive GBP/pay US$..........................         GBP          97     US$        179        $    (1)
    Contracts to receive GBP/pay EUR..........................         GBP          59     EUR         87        $    (1)

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

     There were no significant changes in the Company's exposure to market risk for the three and six months ended June 30, 2006 and 2005.

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


Sales Returns and Allowances

     Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the three and six months ended June 30, 2006 and 2005, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

     Management makes judgments, based on established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable, and establishes an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes customer specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $151.7, net of allowances of $12.1, at June 30, 2006, and $128.9, net of allowances of $10.7, at December 31, 2005.

Inventories

     Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $10.4 and $9.1 as of June 30, 2006 and December 31, 2005, respectively. The value of all other inventories determined using the first-in, first-out method was $105.6 and $90.1 as of June 30, 2006 and December 31, 2005, respectively.

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

Impairment of Long-Lived Assets

     The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. Asset impairment analysis related to certain fixed assets in connection with the Company's restructuring initiatives requires management's best estimate of net realizable value, which includes an assessment of asset life and pricing trends impacting those assets and, where appropriate, quoted market prices. Management's analysis is, in part, sensitive to its estimates of salvage value for certain assets as well as the continuing relevance of quoted market prices of assets and other factors of fair value. Changes in management's estimates could impact the amount of the Company's impairment charges, as well as depreciation expense recorded on certain assets. There were no significant impairment charges related to long-lived assets for the three and six months ended June 30, 2006 and 2005.

Other Investments

     Investments where the Company has the ability to exercise influence over financial and accounting policies are accounted for under the equity method of accounting. Investments where the Company does not have significant influence and where the market value is not readily determinable are accounted for under the cost method. Investments accounted for under the cost method were $18.9 and $18.3, as of June 30, 2006 and December 31, 2005, respectively, all of which represent the Company's remaining investment in International Imaging Materials, Inc. Other investments are included in other noncurrent assets.

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

Foreign Currency Translation

     As of June 30, 2006 and December 31, 2005, accumulated other comprehensive income primarily consisted of cumulative foreign currency translation adjustments. The net assets of the Company's foreign operations are translated into U.S dollars using the exchange rates at each balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The U.S. dollar results that arise from such translations are included in cumulative currency translation adjustments in accumulated other comprehensive income. At June 30, 2006 and December 31, 2005, the cumulative foreign translation adjustment was $16.3 and $10.0, respectively. Income taxes are generally not provided for these translation adjustments since the Company considers undistributed earnings of foreign subsidiaries to be permanently invested. Gains and losses resulting from foreign currency transactions are included in net income. Losses from foreign currency transactions were $1.7 and $1.6, respectively, for the three and six months ended June 30, 2006. Gains and losses were not material for the three and six month periods ending June 30, 2005.

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

     The company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. Under the modified prospective method, compensation expense is recognized in financial statements subsequent to the date of adoption for all share-based payments granted, modified, or settled after the date of adoption as well as for the unvested portion of awards granted prior to the adoption date. The adoption of this standard resulted in an incremental pre-tax charge of $1.7 million in the first half of 2006, or approximately $.03 per share, and is expected to result in estimated incremental pre-tax charges of approximately $0.8 being recognized per quarter throughout the remainder of 2006. As of June 30, 2006, there was approximately $7.1 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. Approximately $2.2 is expected to be recognized over the remainder of 2006, $2.4 is expected to be recognized in 2007, $1.6 in 2008 and $0.9 in 2009.

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

     Internal Control over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting identified in connection with the assessment that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION


Item 4:  Submission of Matters to a Vote of Security Holders.

     On May 4, 2006, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the Shareholders elected seven Directors (Arthur Hershaft, Joyce
F. Brown, Harvey L. Ganis, David L. Kolb, Thomas R. Loemker, James C. McGroddy and Robert P. van der Merwe), each to serve for a term of two years. The nominees for election to the Board of Directors received the following votes cast:

                                     For                         Withheld
Nominees                             Election                    Authority
--------                             --------                    ---------

Arthur Hershaft                     36,672,471                   1,819,747
Joyce F. Brown                      37,281,121                   1,211,097
Harvey L. Ganis                     36,407,668                   2,084,550
David L. Kolb                       35,898,326                   2,593,892
Thomas R. Loemker                   36,893,953                   1,598,265
James C. McGroddy                   36,389,720                   2,102,498
Robert P. van der Merwe             37,185,087                   1,307,121

Directors continuing in office whose terms expire in 2007 are as follows: Jack Becker, Leo Benatar, Victor Hershaft, David E. McKinney, James R. Painter and Roger W. Widmann.

     The Shareholders also approved the Paxar 2006 Incentive Compensation Plan, which the Company's Board of Directors adopted pursuant to the Paxar 2000 Long-Term Performance and Incentive Plan. The Plan was approved by a majority of the votes cast as described below:

                                         Number of Votes
                                         ---------------

For                                           34,963,306
Against                                        2,509,187
Abstain                                        1,019,725


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





                                            Paxar Corporation
                                            ----------------------------
                                            (Registrant)



                                            By: /s/
                                            Anthony S. Colatrella
                                            ----------------------------
                                            Vice President
                                            and Chief Financial Officer



                                            August 9, 2006
                                            ----------------------------
                                            Date