Form 10-Q
period 2006-09-30
PAXAR CORP
filed 2006-11-08
CIK 75681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2006

                                       or

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

Common Stock, $0.10 par value: 41,267,834 shares outstanding as of November 7, 2006

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

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                           ------------------ ------------------
                                              2006     2005     2006     2005
                                            -------- -------- -------- --------
Sales...................................... $ 217.1  $ 200.6  $ 650.0  $ 602.3
Cost of sales..............................   139.4    127.1    408.5    374.3
                                            -------- -------- -------- --------
     Gross profit..........................    77.7     73.5    241.5    228.0
Selling, general and administrative
 expenses..................................    65.7     58.3    197.2    179.8
Gain on lawsuit settlement.................    39.4       -      39.4      -
Integration/restructuring and other costs..     1.8      1.9      6.3      4.4
                                            -------- -------- -------- --------
     Operating income......................    49.6     13.3     77.4     43.8
Other income (loss), net ..................    (4.3)     0.3     (3.6)     1.0
Interest expense, net......................     1.1      2.2      3.5      7.3
                                            -------- -------- -------- --------
     Income before taxes...................    44.2     11.4     70.3     37.5
Taxes on income............................    16.7      7.3     23.0     13.7
                                            -------- -------- -------- --------
     Net income............................ $  27.5  $   4.1  $  47.3  $  23.8
                                            ======== ======== ======== ========

Basic earnings per share................... $  0.67  $  0.10  $  1.15  $  0.59
                                            ======== ======== ======== ========
Diluted earnings per share................. $  0.66  $  0.10  $  1.13  $  0.58
                                            ======== ======== ======== ========
Weighted average shares outstanding:
  Basic....................................    41.1     40.7     41.0     40.3
  Diluted..................................    41.7     41.5     41.7     41.3

    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (in millions, except share and per share amounts)


                                                   September 30,   December 31,
                                                       2006            2005
                                                       ----            ----
                                                    (unaudited)
ASSETS
Current assets:
Cash and cash equivalents........................... $  43.2           48.2
Accounts receivable, net of allowances of $12.4 and
 $10.7 at September 30, 2006 and December 31, 2005,
 respectively.......................................   141.9          128.9
Inventories.........................................   121.5           99.2
Deferred income taxes...............................    13.6           19.3
Other current assets................................    20.6           18.2
                                                       -----          -----
    Total current assets............................   340.8          313.8

Property, plant and equipment, net..................   172.5          166.1
Goodwill and other intangible, net..................   231.6          224.3
Other assets........................................    18.5           23.4
                                                       -----          -----
Total assets........................................ $ 763.4        $ 727.6
                                                     =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks........................................ $   0.6        $   3.0
Accounts payable and accrued liabilities............   130.2          118.8

Accrued taxes on income.............................    29.3           17.8
                                                       -----          -----
    Total current liabilities.......................   160.1          139.6

Long-term debt......................................    45.2           97.7
Deferred income taxes...............................    13.9           15.9
Other liabilities...................................    21.2           19.5

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized and none issued.........................     -              -
Common stock, $0.10 par value, 200,000,000 shares
 authorized, 41,177,068 and 40,630,951 shares issued
 and outstanding at September 30, 2006 and December
 31, 2005, respectively.............................     4.1            4.1
Paid-in capital.....................................    41.0           26.2
Retained earnings...................................   463.2          415.9
Accumulated other comprehensive income..............    14.7            8.7
                                                       -----          -----
    Total shareholders' equity......................   523.0          454.9
                                                       -----          -----

Total liabilities and shareholders' equity.......... $ 763.4        $ 727.6
                                                     =======        =======

    The accompanying notes are an integral part of the financial statements.

                       PAXAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            2006        2005
                                                          ---------   ---------
OPERATING ACTIVITIES
 Net income.............................................. $   47.3    $   23.8
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization........................     25.5        24.2
    Stock-based compensation.............................      4.6         0.4
    Deferred income taxes................................      3.5        (2.6)
    Impairment of investment.............................      5.0         -
    Gain on sale of property and equipment, net..........      0.4         -
    Write-off of property and equipment..................      0.7         1.8
 Changes in assets and liabilities, net of businesses
  acquired:
    Accounts receivable..................................    (11.7)        7.2
    Inventories..........................................    (22.1)       (1.9)
    Other current assets.................................     (2.1)        1.0
    Accounts payable and accrued liabilities.............      8.9        (2.7)
    Accrued taxes on income..............................     14.2         7.0
    Other, net...........................................      2.4        (2.4)
                                                          ---------   ---------
    Net cash provided by operating activities............     76.6        55.8
                                                          ---------   ---------
INVESTING ACTIVITIES
 Purchases of property and equipment.....................    (32.3)      (24.0)
 Acquisitions, net of cash acquired......................     (3.3)      (13.4)
 Proceeds from sale of property and equipment............      0.7         0.1
 Other...................................................      -           0.3
                                                          ---------   ---------
    Net cash used in investing activities................    (34.9)      (37.0)
                                                          ---------   ---------
FINANCING ACTIVITIES
 Net decrease in short-term debt.........................     (2.5)       (0.1)
 Repayments of  long-term debt...........................    (52.6)        -
 Proceeds from common stock issued under employee
  stock option and stock purchase plans..................      7.6        14.0
                                                          ---------   ---------
    Net cash (used in) provided by financing activities..    (47.5)       13.9
                                                          ---------   ---------

Effect of exchange rate changes on cash flow.............      0.8        (5.8)
                                                          ---------   ---------
    Increase (decrease) in cash and cash equivalents.....     (5.0)       26.9

Cash and cash equivalents at beginning of year...........     48.2        92.0
                                                          ---------   ---------
Cash and cash equivalents at end of period............... $   43.2    $  118.9
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

NOTE 2:  STOCK-BASED COMPENSATION

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment". This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation", and concludes that services received from employees in exchange for stock-based compensation result in a cost to the employer that must be recognized in the financial statements. The cost of such awards is measured at fair value at the date of grant. The Company adopted SFAS No. 123(R) effective January 1, 2006, and is applying the modified prospective method, whereby compensation cost will be recognized for the unvested portion of awards granted prior to January 1, 2006, as well as for awards granted after adoption. Such costs are recognized in the Company's financial statements over the remaining vesting periods. Under this method, prior periods are not revised for comparative purposes. As a result of the adoption of this standard, the Company recorded a pre-tax charge of $3.1 in the first nine months of 2006, or approximately $.06 per share, and expects to record an estimated incremental pre-tax charge of approximately $0.8 in the fourth quarter of 2006. The related income tax benefit recognized in the statement of income was approximately $0.7 for the nine months ended September 30, 2006.

     As of September 30, 2006, the Company had two stock option plans, a long-term incentive plan and an employee stock purchase plan, all of which are described in the Company's 2005 annual report on Form 10-K/A.

Stock Option Activity
---------------------

     The following is a summary of the stock option activity for the nine months ended September 30, 2006:

                                                                           Weighted
                                                                           Average
                                                             Weighted      Remaining
                                                             Average      Contractual
                                                Number      Exercise         Term          Aggregate
                                              of Shares       Price         (Years)     Intrinsic Value
                                              ---------     ---------     -----------   ---------------
Outstanding at January 1, 2006.............      3.7          $14.43
 Granted...................................      0.3          $20.23
 Exercised.................................     (0.5)         $13.57
                                                -----

Outstanding at September 30, 2006                3.5          $14.66          5.9             $18.8
                                                =====         ======          ===             =====

Exercisable at September 30, 2006                2.5          $14.22          5.1             $14.5
                                                =====         ======          ===             =====

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

                                                     2006
                                                     ----

Risk-free interest rate                              4.6%
Expected years until exercise                        4.9
Expected stock volatility                            37.1%
Dividend yield                                       0%
Weighted average fair value per share                $7.96

     The Company estimated forfeitures in the range of 7-9% based on historical experience, and will adjust estimated forfeitures over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates.

     The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $3.3. Cash received from share-based payment arrangements for the nine months ended September 30, 2006 and 2005, was $6.3 and $13.6, respectively.

     As of September 30, 2006, there was approximately $4.5 of unrecognized compensation cost related to non-vested stock options. Approximately $0.8 is expected to be recognized over the remainder of 2006, $1.8 is expected to be recognized in 2007, $1.2 in 2008, and $0.7 in 2009.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006
--------------------------------------------------------------

     Prior to January 1, 2006, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. Compensation expense was generally not recorded in the financial statements. For the three and nine months ended September 30, 2005, had the Company accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company's net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                                                    Three Months Ended        Nine Months Ended
                                                                                    September 30, 2005       September 30, 2005
                                                                                    ------------------       ------------------
      Net income, as reported.................................................            $   4.1                 $  23.8
      Add: Stock-based employee compensation expense included in the
       determination of net income as reported, net of related tax effects....                0.2                     0.4
      Deduct: Stock-based employee compensation expense determined under fair value based method for all awards granted, net of related
       tax effects............................................................               (0.7)                   (2.3)
                                                                                          --------                --------
      Pro forma net income....................................................            $   3.6                 $  21.9
                                                                                          --------                --------
      Earnings per share:
          Basic - as reported.................................................            $  0.10                 $  0.59
          Basic - pro forma...................................................            $  0.09                 $  0.54
          Diluted - as reported...............................................            $  0.10                 $  0.58
          Diluted - pro forma.................................................            $  0.09                 $  0.53

     During 2006 and 2005, the Company granted certain key executives performance-based awards, which enable them to receive payment in shares of the Company's common stock, based on certain performance criteria, as defined in the plans. The Company is required to evaluate the probability of the achievement of the performance criteria over the service period. In connection with these awards, the Company recognized compensation expense of $0.4 and $1.1, for the three and nine months ended September 30, 2006, and $0.1 for the three and nine months ended September 30, 2005. As of September 30, 2006, there was approximately $3.6 of recognized compensation cost related to performance-based awards. Approximately $0.4 is expected to be recognized over the remainder of 2006, $1.7 is expected to be recognized in 2007, $1.4 in 2008, and $0.1 in 2009. Compensation expense for performance based awards is determined based on estimates of future performance of the Company. As such, to the extent actual results differ from estimated results, unrecognized performance based compensation cost will be adjusted accordingly.

     During 2005, the Company awarded its President and Chief Executive Officer 75,000 restricted shares of the Company's common stock. The restrictions on 25,000 shares lapse after three years, and the restrictions on the remaining 50,000 shares lapse after four years. The market value of the restricted shares was approximately $1.3 at the date of the grant and is being charged to expense over the vesting period. In connection with this award, the Company recognized compensation expense of $0.2 during the first nine months of 2006. In addition, compensation expense related to certain other restricted shares awarded approximated $0.2 during the nine months ended September 30, 2006. The total unamortized future compensation expense related to restricted shares was approximately $1.1 as of September 30, 2006. Approximately $0.2 is expected to be recognized over the remainder of 2006, $0.5 is expected to be recognized in 2007, $0.3 in 2008, and $0.1 in 2009.

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

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No.109" (FIN
48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recognized as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on the consolidated financial statements.

     In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R)." SFAS No. 158 requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires the recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting, and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company believes that the adoption of SFAS No. 158 will not have a material impact on the Company's results of operations or financial condition.

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

     The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $32.1 and $25.1 for the three months ended September 30, 2006 and 2005, respectively, and $86.1 and $67.0 for the nine months ended September 30, 2006 and 2005, respectively.

     The Company formally designates and documents the hedging relationship and risk management objective for undertaking each hedge. The documentation describes the hedging instrument, the item being hedged, the nature of the risk being hedged and the Company's assessment of the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value.

     The fair value of outstanding forward foreign exchange contracts at September 30, 2006 and December 31, 2005 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three and nine months ended September 30, 2006 were not material. The notional value of outstanding forward foreign exchange contracts at September 30, 2006 and December 31, 2005, was $13.0 and $7.5, respectively.

     All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

NOTE 5:  INVENTORIES, NET

     Inventories are stated at the lower of cost or market value. The value of inventories determined using the last-in, first-out method was $10.8 and $9.1 as of September 30, 2006 and December 31, 2005, respectively. The value of all other inventories determined using the first-in, first-out method was $110.7 and $90.1 as of September 30, 2006 and December 31, 2005, respectively.

    The components of net inventories are as follows:

                                              September 30,     December 31,
                                                  2006              2005
                                                -------           -------

       Raw materials..........................  $  64.8           $  49.2
       Work-in-process........................      9.6               9.3
       Finished goods.........................     65.7              57.8
                                                -------           -------
                                                  140.1             116.3
       Allowance for obsolescence.............    (18.6)            (17.1)
                                                -------           -------
                                                $ 121.5           $  99.2
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

     The changes in the carrying amounts of goodwill for the nine months ended September 30, 2006 are as follows:

                                Americas     EMEA     Asia Pacific      Total
                                --------     ----     ------------      -----

Balance, January 1, 2006.......  $123.0      $73.8       $27.1         $223.9
Acquisitions...................     -          4.9         -              4.9
Translation adjustments........     -          2.9        (0.2)           2.7
                                 -------    -------     -------        -------
Balance, September 30, 2006....  $123.0      $81.6       $26.9         $231.5
                                 =======    =======     =======        =======

     On March 16, 2006, the Company acquired the business and assets of Adhipress S.A. ("Adhipress"), a supplier of price tickets and merchandising tags for $3.3. Additional cash purchase consideration of up to $0.9 will be due if Adhipress achieves certain financial performance targets over a two-year period commencing April 1, 2006. In connection with this acquisition, the Company recognized goodwill of $4.9, based on its preliminary allocation of the purchase price to the acquired assets and liabilities. The consolidated statements of earnings reflect the results of operations for Adhipress since the effective date of purchase. The pro forma impact of this acquisition was not significant.

     The Company's other intangible is as follows:

                                            September 30,     December 31,
                                               2006              2005
                                               ----              ----

       Noncompete agreement................   $   1.7          $   1.7
       Accumulated amortization............      (1.6)            (1.3)
                                              --------         --------
                                              $   0.1          $   0.4
                                              ========         ========
NOTE 7: INVESTMENTS

     Investments where the Company does not have significant influence and where the market value is not readily determinable are accounted for under the cost method; where market value is readily determinable, they are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Impairment losses on the Company's investments are charged to income for other-than-temporary declines in fair value. During the three and nine months ended September 30, 2006, the Company recognized a $5.0 impairment charge related to an other-than-temporary decline in fair value of its common stock investment in International Imaging Materials, Inc. ("IIMAK"). The impairment charge was recorded in other income (loss), net, on the accompanying consolidated statements of income. Investments, which are included in other assets in the accompanying consolidated balance sheets, approximated $14.2 and $18.3, as of September 30, 2006 and December 31, 2005, respectively, all of which represent the Company's remaining investment in IIMAK.

NOTE 8:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    A summary of accounts payable and accrued liabilities is as follows:

                                                September 30,     December 31,
                                                    2006              2005
                                                    ----              ----

       Accounts payable........................   $   56.8         $   50.3
       Accrued payroll costs...................       21.7             19.6
       Accrued restructuring costs.............        6.1              7.4
       Trade programs..........................        7.3              4.7
       Advance service contracts...............        5.3              4.4
       Accrued commissions.....................        2.7              2.5
       Accrued professional fees...............        3.3              3.1
       Accrued interest........................        0.2              0.2
       Other accrued liabilities...............       26.8             26.6
                                                  ---------        ---------
                                                  $  130.2         $  118.8
                                                  =========        =========
NOTE 9:  LONG -TERM DEBT

    A summary of long-term debt is as follows:

                                                September 30,     December 31,
                                                    2006              2005
                                                    ----              ----

       Revolving Credit Facility ...............  $   32.1         $   84.1
       Economic Development Revenue Bonds due
        2011 and 2019...........................      13.0             13.0
       Other....................................       0.1              0.6
                                                  ---------        ---------
                                                  $   45.2         $   97.7
                                                  =========        =========
NOTE 10:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is as follows:

                                                     Nine Months Ended
                                                        September 30,
                                                  -----------------------
                                                     2006          2005
                                                  ---------     ---------

       Interest.................................  $    4.0      $   10.6
                                                  =========     =========

       Income taxes.............................  $    6.6      $    6.0
                                                  =========     =========

NOTE 11: COMPREHENSIVE INCOME

     Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items since the Company considers undistributed earnings of foreign subsidiaries to be permanently invested.

                                                                   Three Months Ended       Nine Months Ended
                                                                       September 30,          September 30,
                                                                 ----------------------   ---------------------
                                                                    2006         2005        2006        2005
                                                                 ---------    ---------   ---------   ---------
      Net income............................................     $   27.5     $    4.1    $   47.3    $   23.8
      Foreign currency translation adjustments..............         (0.3)        (0.5)        6.0       (16.7)
      Unrealized loss on derivatives........................          -           (0.1)        -          (0.1)
                                                                 ---------    ---------   ---------   ---------
      Comprehensive income..................................     $   27.2     $    3.5    $   53.3    $    7.0
                                                                 =========    =========   =========   =========

NOTE 12: EARNINGS PER SHARE

     The reconciliation of basic and diluted weighted average common shares outstanding is as follows:

                                                                   Three Months Ended       Nine Months Ended
                                                                      September 30,           September 30,
                                                                 ----------------------   ---------------------
                                                                    2006         2005        2006        2005
                                                                 ---------    ---------   ---------   ---------
      Weighted average common shares (basic)................         41.1         40.7        41.0        40.3
      Options and restricted stock awards...................          0.6          0.8         0.7         1.0
                                                                 ---------    ---------   ---------   ---------
      Adjusted weighted average common shares (diluted).....         41.7         41.5        41.7        41.3
                                                                 =========    =========   =========   =========

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

     The Company has organized its operations into three geographic segments consisting of the following:

     (1) The Company's operations principally in the U.S., Canada, and 8 countries in Latin America ("Americas");
     (2) Operations in 16 countries in Europe, the Middle East and Africa ("EMEA"); and
     (3) Operations in 11 countries in the Asia Pacific region ("Asia Pacific").

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

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                   --------------------    ---------------------
                                      2006       2005         2006        2005
                                   ---------  ---------    ---------   ---------
Sales to unaffiliated customers:
Americas.......................... $   84.0   $   84.0     $  250.2    $  251.1
EMEA..............................     49.5       47.8        159.5       156.7
Asia Pacific......................     83.6       68.8        240.3       194.5
                                   ---------  ---------    ---------   ---------
          Total................... $  217.1   $  200.6     $  650.0    $  602.3
                                   =========  =========    =========   =========

Intersegment sales:
Americas.......................... $   16.7   $   16.2     $   56.3    $   51.5
EMEA..............................     14.0       11.9         44.4        33.6
Asia Pacific......................      9.7        7.0         29.0        20.8
Eliminations......................    (40.4)     (35.1)      (129.7)     (105.9)
                                   ---------  ---------    ---------   ---------
          Total................... $    -     $    -       $    -      $    -
                                   =========  =========    =========   =========

Operating Income (a):
Americas (b)...................... $    8.4   $    7.6     $   31.4    $   24.1
EMEA (b)..........................     (2.9)      (1.5)         0.2         3.2
Asia Pacific......................     11.2       11.2         35.3        31.6
                                   ---------  ---------    ---------   ---------
                                       16.7       17.3         66.9        58.9
Corporate expenses(b) ............     (6.5)      (3.9)       (28.7)      (14.9)
Gain on lawsuit settlement........     39.4        -           39.4         -
Amortization of other intangible..     (0.0)     ( 0.1)        (0.2)       (0.2)
                                   ---------  ---------    ---------   ---------
          Operating income........     49.6       13.3         77.4        43.8
Other income (loss), net..........     (4.3)       0.3         (3.6)        1.0
Interest expense, net.............      1.1        2.2          3.5         7.3
                                   ---------  ---------    ---------   ---------
          Income before taxes..... $   44.2   $   11.4     $   70.3    $   37.5
                                   =========  =========    =========   =========

(a) Certain reclassifications have been made to prior periods' operating income to conform to the presentation used in the current period.

(b) For the three and nine months ended September 30, 2006, the Americas included integration/restructuring and other costs of $0.2 and $0.4, respectively. For the three and nine months ended September 30, 2005, the Americas included integration/restructuring and other costs of $0.2 and $1.5, respectively. For the three and nine months ended September 30, 2006, Corporate expenses included integration/restructuring and other costs of $0.1 and $2.8, respectively, and EMEA included integration/restructuring and other costs of $1.4 and $3.0, respectively. For the three and nine months ended September 30, 2006, APAC included integration/restructuring and other costs of $0.1. For the three and nine months ended September 30, 2005, EMEA included integration/restructuring and other costs of $1.7 and $2.9, respectively.

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                   --------------------    ---------------------
                                     2006       2005         2006        2005
                                   ---------  ---------    ---------   ---------
Depreciation and amortization:
Americas........................   $    3.0   $    3.1     $    8.9    $    9.3
EMEA............................        2.4        2.3          6.8         6.8
Asia Pacific....................        2.8        2.5          8.7         7.0
                                   ---------  ---------    ---------   ---------
                                        8.2        7.9         24.4        23.1
Corporate.......................        0.4        0.4          1.1         1.1
                                   ---------  ---------    ---------   ---------
          Total.................   $    8.6   $    8.3     $   25.5    $   24.2
                                   =========  =========    =========   =========

Capital expenditures:
Americas........................   $    3.1   $    1.4     $    7.0    $    5.0
EMEA............................        1.6        2.7          8.0         6.2
Asia Pacific....................        6.1        4.7         17.1        12.3
                                   ---------  ---------    ---------   ---------
                                       10.8        8.8         32.1        23.5
Corporate.......................        0.2        0.4          0.2         0.5
                                   ---------  ---------    ---------   ---------
          Total.................   $   11.0   $    9.2     $   32.3    $   24.0
                                   =========  =========    =========   =========

                                 September 30,     December 31,
                                     2006              2005
                                     ----              ----
Long-lived assets:
Americas........................   $  176.5         $  180.9
EMEA............................      134.4            123.9
Asia Pacific....................       87.5             80.3
                                   ---------        ---------
                                      398.4            385.1
Corporate.......................        5.7              5.3
                                   ---------        ---------
          Total.................   $  404.1         $  390.4
                                   =========        =========
Total assets:
Americas........................   $  279.4         $  272.5
EMEA............................      191.0            223.5
Asia Pacific....................      248.1            172.0
                                   ---------        ---------
                                      718.5            668.0
Corporate.......................       44.9             59.6
                                   ---------        ---------
          Total.................   $  763.4         $  727.6
                                   =========        =========

The following table presents sales by product:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                    --------------------    --------------------
                                      2006        2005        2006        2005
                                    --------    --------    --------    --------
  Apparel Identification Products.. $ 152.6     $ 137.7     $ 459.1     $ 420.1
  Bar Code and Pricing Solutions...    64.5        62.9       190.9       182.2
                                    --------    --------    --------    --------
            Total.................. $ 217.1     $ 200.6     $ 650.0     $ 602.3
                                    ========    ========    ========    ========

     The Company generated sales in the United States of $62.0, or 28.6% of total sales, and $186.2, or 28.6% of total sales, for the three and nine months ended September 30, 2006, respectively, and $61.6, or 30.7% of total sales, and $185.0, or 30.7% of total sales, for the three and nine months ended September 30, 2005, respectively. In addition, the Company's long-lived assets in the United States as of September 30, 2006 and December 31, 2005, amounted to $148.5 and $157.3, respectively.

     No one customer accounted for more than 10% of the Company's revenues or accounts receivable for the three and nine months ended September 30, 2006 or 2005.

NOTE 14: INTEGRATION/RESTRUCTURING AND OTHER COSTS

     In October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the "2005 Restructuring Program"). The current plan is substantially focused on transferring existing apparel identification manufacturing capacity from the Company's U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. To a lesser extent, the Company is repositioning a portion of its EMEA manufacturing activities to lower cost facilities in Eastern Europe. In addition, the plan includes the realignment of the Company's design and customer service organization in response to the aforementioned production migration activities. The 2005 Restructuring Program is expected to be substantially completed during 2007. The 2005 Restructuring Program contemplates significant headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. The Company expects to incur total pre-tax, non-recurring charges, upon completion, in the range of $25 to $33, including approximately $5 to $8 of non-cash charges. During the three and nine months ended September 30, 2006, the Company recognized charges of $1.8 and $6.3, respectively, in connection with the 2005 Restructuring Program. These charges were related to program management services, severance and retention programs, and other facility closure costs. In the aggregate, since October 2005 and including the aforementioned $6.3 recognized during the nine months ended September 30, 2006, the Company has recognized charges of approximately $15.1 in connection with the 2005 Restructuring Program, of which, approximately $12.0 represents cash costs.

     In April 2005, the Company announced initiatives to improve margins and lower costs in its EMEA region, primarily relating to workforce reductions and transportation costs. The initiative was undertaken in light of volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. During the three and nine months ended September 30, 2005, the Company recognized pre-tax charges of $1.7 and $2.9, respectively, in connection with these initiatives, which were complete at the end of 2005.

     In January 2005, the Company announced the consolidation of one of its U.S. woven label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. During the three and nine months ended September 30, 2005, the Company recognized pre-tax charges of $0.2 and $1.5, respectively, in connection with these initiatives, which were complete at the end of 2005.

     All integration/restructuring and other costs are identified on a separate line on the Company's income statement as a component of operating income.

     The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the nine months ended September 30, 2006:

                       Balance,                                    Balance,
                   January 1, 2006   Expenses     Payments    September 30, 2006
                   ---------------   --------     --------    ------------------
Severance........      $ 5.0           $ 1.0       $ (1.4)         $  4.6
Other costs......        2.4             5.0         (5.9)            1.5
                       ------          ------      -------         -------
                       $ 7.4           $ 6.0       $ (7.3)         $  6.1
                       ======          ======      =======         =======

     In addition, during the first nine months of 2006, the Company recognized asset impairment charges of $0.3 million related to the 2005 Restructuring Program.

NOTE 15: GAIN ON SETTLEMENT OF PATENT LITIGATION

     On September 14, 2006, the Company settled a patent infringement lawsuit against Zebra Technologies Corporation ("Zebra") in the U.S. District Court for the Southern District of Ohio. The Company's suit alleged violation of eight of its patents involving more than 50 Zebra products. The settlement, net of legal and other costs, resulted in a gain of approximately $39.4 (with an after-tax impact of $24.3 on net income, or $.58 per diluted share) for the three and nine months ended September 30, 2006, and is included as a separate component of operating income in the accompanying consolidated statements of income. In connection with the settlement, approximately $1.7 of previously expensed and paid legal fees were reimbursed to the Company by counsel and classified as a reduction in selling, general and administrative expenses for the three and nine months ended September 30, 2006.

NOTE 16: CONTINGENCIES

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

NOTE 17: INCOME TAXES

     The effective tax rate for the three and nine months ended September 30, 2006 was 37.8% and 32.7%, respectively, compared with the effective tax rate for the three and nine months ended September 30, 2005 of 64.0% and 36.5%, respectively. For the three and nine months ended September 30, 2006, the effective rate was adversely impacted by the gain from the patent lawsuit settlement with Zebra, for which taxes were provided at a blended (state and federal) tax rate of 39.5%, the $5.0 impairment charge recorded during the three months ended September 30, 2006 (see Note 7) for which no tax benefit was recognized, and the adoption of SFAS No. 123R which adversly impacted the rate by approximately 1.0%. SFAS No. 123R requires the expensing of stock compensation awards, however for certain awards, including qualified incentive stock options, no tax benefit is recognized. The adverse impacts described above were partially offset by favorable adjustments of approximately $0.9 attributable to income tax reserves no longer required, as well as a reduction in the valuation allowance related to certain tax carryforwards of approximately $1.0.

     The effective tax rate for the three and nine months ended September 30, 2005 was adversely impacted by the $4.4 charge recorded in September 2005 in conjunction with the Company's decision to repatriate foreign earnings pursuant to the American Jobs Creation Act of 2004 Act.

     In the event that actual results differ from these estimates or these estimates change in future periods, the Company may need to adjust the rate, which could materially impact its results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 2E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of our future business, results of operations, liquidity and operating or financial performance or results. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These and other important risk factors are included under Item 1A, "Risk Factors", of the Company's Annual Report on Form 10-K/A. In light of the uncertainty inherent in such forward-looking statements, the readers of this report should not consider the inclusion of such forward-looking statements to be a representation that such forward-looking events or outcomes will occur. Because the information herein is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding the Company's future performance. Actual results and performance may differ from our current projections, estimates and expectations, and the differences may be material, individually or in the aggregate, to its business, financial condition, results of operations, liquidity or prospects. Additionally, the Company is not obligated to make public indications of changes in its forward-looking statements unless required under applicable disclosure rules and regulations.

     All amounts in the following discussion are stated in millions.

RESULT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED WITH THE COMPARABLE PERIODS OF 2005

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

     The Company's results of operations for the three and nine months ended September 30, 2006 and 2005, in dollars and as a percent of sales, are presented below:

                                               Three Months Ended                          Nine Months Ended
                                     -------------------------------------     -------------------------------------
                                      Sept  30, 2006        Sept 30, 2005       Sept 30, 2006         Sept 30, 2005
                                     ----------------     ----------------     ----------------     ----------------
Sales............................    $ 217.1   100.0%     $ 200.6   100.0%     $ 650.0   100.0%     $ 602.3   100.0%

Cost of sales....................      139.4    64.2        127.1    63.4        408.5    62.8        374.3    62.1
                                     --------  ------     --------  ------     --------  ------     --------  ------
    Gross profit.................       77.7    35.8         73.5    36.6        241.5    37.2        228.0    37.9
Selling, general and
 administrative expenses.........       65.7    30.3         58.3    29.1        197.2    30.3        179.8    29.9
Gain on lawsuit settlement.......       39.4    18.1          -       -           39.4     6.1          -        -

Integration/restructuring and
 other costs.....................        1.8     0.8          1.9     0.9          6.3     1.0          4.4     0.7
                                     --------  ------     --------  ------     --------  ------     --------  ------
    Operating income.............       49.6    22.8         13.3     6.6         77.4    12.0         43.8     7.3
Other income, net................       (4.3)    2.0          0.3     0.1         (3.6)    0.6          1.0     0.2
Interest expense, net............        1.1     0.4          2.2     1.1          3.5     0.5          7.3     1.2
                                     --------  ------     --------  ------     --------  ------     --------  ------
    Income before taxes..........       44.2    20.4         11.4     5.7         70.3    10.8         37.5     6.2
Taxes on income..................       16.7     7.7          7.3     3.7         23.0     3.5         13.7     2.2
                                     --------  ------     --------  ------     --------  ------     --------  ------
    Net income...................    $  27.5    12.7%     $   4.1     2.0      $  47.3     7.3%     $  23.8     4.0%
                                     ========  ======     ========  ======     ========  ======     ========  ======

     The Company's sales increased $16.5, or 8.2% for the three months ended September 30, 2006, and increased $47.7, or 7.9%, for the nine months ended September 30, 2006, compared with the comparable periods of 2005. The sales increase for the three months ended September 30, 2006 was due to an increase in organic sales of $14.4, and sales related to acquisitions of $1.4, as well as a favorable impact of changes in foreign exchange rates of $0.7. The sales increase for the nine months ended September 30, 2006 was due to an increase in organic sales of $39.0, and sales related to acquisitions of $11.9, partially offset by the unfavorable impact of changes in foreign exchange rates of $3.2.

     During the three and nine months ended September 30, 2006, the Company settled a patent infringement lawsuit, which resulted in a gain, net of legal and other costs, of $39.4. Furthermore, a $5.0 impairment charge was recorded during the three and nine months ended September 30, 2006 in connection with an "other-than-temporary" decline in the fair value of one of the Company's
long-term  investments    (see  note  7  "Investments"  to  Notes  to  Financial
Statements).

     In the first nine months of 2006, the Company realized $3.8 in interest savings primarily resulting from refinancing initiatives completed in the fourth quarter of 2005, which included the repayment of $150 of 6.74% Senior Notes, the establishment of a new $150 multi-currency revolving credit facility and the repatriation of $122 of foreign earnings. In addition, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which resulted in a charge of $3.1 of stock-based compensation in the first nine months of 2006.

     In order to adapt to the changing global apparel industry, the Company announced in October 2005 that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the
"2005 Restructuring Program"). The current plan is substantially focused on transferring and streamlining the existing apparel identification manufacturing capacity from the Company's U.S. locations primarily to Mexico, Central America and Asia Pacific. To a lesser extent, the Company is also streamlining operations and repositioning a portion of its legacy Western Europe manufacturing capacity to lower-cost facilities. In addition, the plan includes the realignment of the Company's sales and related support functions in response to the aforementioned production migration activities.

     The 2005 Restructuring Program is expected to be substantially completed during 2007. The 2005 Restructuring Program contemplates significant headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. In addition, in connection with the closure or streamlining of certain facilities, the Company will incur charges related to write-downs of property, plant and equipment, and other costs related to exiting facilities, including lease terminations. For further information, refer to "Integration/Restructuring and Other Costs", below.

     Given the continued competitive marketplace and the changing global apparel environment, the Company anticipates that the near-term operating environment will remain challenging. However, the savings and benefits from the 2005 Restructuring Program along with the Company's other ongoing cost-savings and growth initiatives are anticipated to generate increased levels of profitability. Specific to the 2005 Restructuring Program, the Company currently expects to realize approximately $15.0 in cost savings during 2007 and achieve an annualized savings rate of $20.0 to $25.0 by the end of 2007. These savings relate principally to salaries and related expenses, and will be reflected largely as a reduction in cost of goods sold and, to a lesser extent, as a reduction in selling, general and administrative expenses; the Company does not currently expect to redirect a significant amount of these savings to spending in other areas or other income statement line items.

Sales

     The following table presents sales by geographic operating segment:

                                        Three Months Ended                           Nine Months Ended
                            ----------------------------------------      -----------------------------------------
                            September 30, 2006     September 30, 2005     September 30, 2006     September 30, 2005
                            ------------------     ------------------     ------------------     ------------------
    Americas............... $  84.0      38.7%     $  84.0      41.9%     $ 250.2      38.5%     $ 251.1      41.7%

    EMEA...................    49.5      22.8         47.8      23.8        159.5      24.5        156.7      26.0

    Asia Pacific...........    83.6      38.5         68.8      34.3        240.3      37.0        194.5      32.3
                            --------    ------     --------    ------     --------    ------     --------    ------
       Total............... $ 217.1     100.0%     $ 200.6     100.0%     $ 650.0     100.0%     $ 602.3     100.0%
                            ========    ======     ========    ======     ========    ======     ========    ======

     The Americas segment sales were unchanged for the three months ended September 30, 2006, compared with the comparable period of 2005, and decreased $0.9, or 0.4%, for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005. For the three months ended September 30, 2006, organic sales decreased $0.2 which was offset by a favorable exchange rate variance of $0.2. The decrease for the nine months ended September 30, 2006 was due to a decrease in organic sales of $2.7, offset by the impact of acquisition activity of $1.1 and the favorable impact of changes in foreign exchange rates of $0.7. The ongoing migration of U.S. apparel manufacturing to the Asia Pacific region where U.S. retailers and apparel manufacturers have realized labor savings and operating performance efficiencies continues to impact apparel sales volumes across the Americas segment, albeit at a slower pace when compared to the same prior year periods. Offsetting the impact of the migration of apparel product sales, the Company's bar code products generated modest organic growth, during the three months ended September 30, 2006.

     EMEA segment sales increased $1.7, or 3.6%, and $2.8, or 1.8%, for the three and nine months ended September 30, 2006, respectively, compared with the comparable periods of 2005. These increases were principally affected by three factors: 1) growth in organic sales of $0.2 and $3.8, respectively; 2) the impact of acquisition activity of $0.8 and $2.4, respectively, and 3) a favorable impact of changes in foreign exchange rates of $0.7 for the three months ended September 30, 2006 and an unfavorable impact of changes in foreign exchange rates of $3.4 for the nine months ended September 30, 2006. The growth in organic sales was due primarily to higher RFID and heat transfer product sales volume, as well as general growth across the developing business units in Eastern Europe. These increases were partially offset by the continuing migration of apparel product sales from the Company's legacy Western European operations to the Asia Pacific region.

     Asia Pacific segment sales increased $14.8, or 21.5%, and $45.8, or 23.5%, for the three and nine months ended September 30, 2006, respectively, compared with the comparable periods of 2005. The increases were attributable to organic sales growth of $14.4 and $37.9, respectively, and to a lesser extent, the impact of acquisition activity of $0.6 and $8.4, respectively. Partially offsetting these increases were unfavorable exchange rate variances of $0.2 and $0.5, for the three and nine months ended September 30, 2006, respectively. The Company's operations in this region have benefited from higher customer penetration and the benefit of migration of apparel manufacturing from the U.S., U.K. and Western Europe to minimize labor costs and maximize operating performance efficiencies.

Gross Profit

     Gross profit was $77.7, or 35.8% of sales, and $241.5, or 37.2% of sales, respectively, for the three and nine months ended September 30, 2006, compared with $73.5, or 36.6% of sales, and $228.0, or 37.9% of sales, respectively, for the three and nine months ended September 30, 2005. The lower gross margins were primarily the result of (a) higher facilities and capacity expansion infrastructure costs in emerging markets, (b) incremental manufacturing costs and production inefficiencies related to the initial ramp-up of production at specific emerging market locations as the Company completes the build-out of capacity required to execute the 2005 Restructuring Program, (c) higher material and freight costs related to specific customer service initiatives, (d) inventory charges recorded in the Company's Americas and Asia Pacific segments,
(e) unfavorable product mix, including increased sales of RFID products that, as anticipated, are generating lower margins during the initial phases of program expansion, and (f) specific pricing actions designed to increase our sales to certain major customers. Management's ongoing strategy includes implementing process improvements to reduce costs in all of the Company's manufacturing facilities, re-deploying assets to manage production capacity, and expanding production in new and emerging markets in order to minimize labor costs. During 2005, the Company announced that it would undertake restructuring activities related to realigning production capacity utilization, primarily related to its domestic locations (refer to discussion below, "Integration/Restructuring and Other Costs").

Selling, General and Administrative ("SG&A") Expenses

     SG&A expenses were $65.7 and $197.2 for the three and nine months ended September 30, 2006, respectively, compared with $58.3 and $179.8 for the three and nine months ended September 30, 2005, respectively. As a percent of sales, SG&A expenses were 30.3% for both the three and nine months ended September 30, 2006, compared with 29.1% and 29.9% for the three and nine months ended
September 30, 2005. These increases in the ratio of SG&A to sales were due primarily to continued infrastructure expansion in existing markets in Asia Pacific and Latin America to support our global realignment initiatives, as well infrastructure costs associated with geographic expansion into new markets such as Thailand and Pakistan. In addition, contributing to the unfavorable variance were higher compensation and employee benefit costs, which included the impact of the adoption of FAS 123(R), and foreign exchange losses. Partially offsetting the above increases was $1.7 million in cost reimbursements the Company's for previously expensed and paid legal fees associated with the settlement of the patent lawsuit with Zebra Technologies. In response to the continuing migration of sales and production from the U.S., U.K and EMEA to the Latin America and Asia Pacific regions, management is continuing to evaluate cost reduction opportunities and take appropriate steps to reduce duplicative costs in our legacy U.S., U.K and Western European businesses while properly leveraging our SG&A structure in emerging market locations.

Gain on Lawsuit Settlement

     On September 14, 2006, the Company settled a patent infringement lawsuit against Zebra Technologies Corporation ("Zebra") in the U.S. District Court for the Southern District of Ohio. The Company's suit alleged violation of eight of its patents involving more than 50 Zebra products. The settlement resulted in a gain of approximately $39.4 (with a $24.3 impact on net income, or $.58 per diluted share) for three and nine months ended September 30, 2006.

Integration/Restructuring and Other Costs

     In October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the "2005 Restructuring Program"). The current plan is substantially focused on transferring existing U.S. apparel identification manufacturing capacity to facilities in Mexico, Central America and Asia Pacific. To a lesser extent, the Company is repositioning a portion of its EMEA manufacturing activities to lower cost facilities in Eastern Europe. In addition, the 2005 Restructuring Program includes the realignment of the Company's design and customer service organization in response to the aforementioned production migration activities. The 2005 Restructuring Program is expected to be substantially completed during 2007. The 2005 Restructuring Program contemplates significant headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. The Company expects to incur total pre-tax, non-recurring charges, upon completion, in the range of $25 to $33, including approximately $5 to $8 of non-cash charges. During the three and nine months ended September 30, 2006, the Company recognized charges of $1.8 and $6.3 in connection with the 2005 Restructuring Program. These charges were related to program management services, severance and retention programs, and other facility closure costs. In the aggregate, since October 2005 and including the aforementioned $6.3 recognized during the nine months ended September 30, 2006, the Company has recognized charges of approximately $15.1 in connection with the 2005 Restructuring Program, of which, approximately $12.0 represents cash costs.

     In April 2005, the Company announced initiatives to improve margins and lower costs in its EMEA region, primarily relating to workforce reductions and transportation costs. The initiative was undertaken in light of volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. During the three and nine months ended September 30, 2005, the Company recognized pre-tax charges of $1.7 and $2.9, respectively, in connection with these initiatives, which were complete at the end of 2005.

     In January 2005, the Company announced the consolidation of one of its U.S. woven label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. During the three and nine months ended September

30, 2005, the Company recognized pre-tax charges of $0.2 and $1.5, respectively, in connection with these initiatives, which were complete at the end of 2005.

Operating Income

     Operating income was $49.6, or 22.8% of sales, and $77.4, or 12.0% of sales, for the three and nine months ended September 30, 2006, respectively, compared with $13.3, or 6.6% of sales, and $43.8, or 7.3% of sales, for the three and nine months ended September 30, 2005, respectively. On a reportable segment basis, exclusive of corporate expenses, amortization of other intangible and the gain on lawsuit settlement, operating income, as a percent of sales, was as follows:

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     ------------------   ------------------
                                      2006        2005     2006        2005
                                      ----        ----     ----        ----
       Americas.................      10.0%       9.0%     12.5%        9.6%

       EMEA.....................      (5.9)%     (3.1)%     0.1%        2.0%
       Asia Pacific.............      13.4%      16.3%     14.6%       16.2%

     Americas' operating income, as a percent of sales, increased to 10.0% and 12.5%, respectively, for the three and nine months ended September 30, 2006, compared with 9.0% and 9.6% for the three and nine months ended September 30, 2005. These increases primarily resulted from reductions and productivity gains in the Americas' domestic fixed cost base, largely as a result of the 2005 Restructuring Program, as well as the consolidation of its woven label manufacturing facilities announced in January 2005 (see Integration/ Restructuring and Other Costs, above). The Americas segment included integration/restructuring and other costs, as a percent of sales, of 0.2% for the three and nine months ended September 30, 2006, and 0.2% and 0.6%, respectively, for the three and nine months ended September 30, 2005.

     EMEA's operating loss, as a percent of sales, increased to (5.9)%, for the three months ended September 30, 2006, compared with (3.1)% for the three months ended September 30, 2005. EMEA's operating income, as a percent of sales, decreased to 0.1% for the nine months ended September 30, 2006, from 2.0% for the 2005 period. These declines primarily resulted from (a) unfavorable product mix, including increased sales of RFID products, which, as anticipated, are generating relatively low margins during the initial phases of program expansion, (b) production inefficiencies in the region (c) foreign exchange losses, (d) certain raw material costs increases, as well as (e) incremental costs associated with expansion in Eastern Europe to support migration of apparel sales from the U.K. and Western Europe. In addition, the EMEA segment included integration/restructuring and other costs, as a percentage of sales, of 2.8% and 1.9%, respectively, for the three and nine months ended September 30, 2006, compared to 3.6% and 1.9%, respectively, for the three and nine months ended September 30, 2005.

     Asia Pacific's operating income, as a percent of sales, decreased to 13.4% and 14.6%, respectively, for the three and nine months ended September 30, 2006, compared with 16.3% and 16.2% for the three and nine months ended September 30, 2005, respectively. These declines were primarily attributable to competitive pressures and higher fixed costs associated with capacity expansion in certain locations for which such costs have not been fully absorbed, higher material, freight, and temporary labor costs to address specific customer service issues, as well as specific pricing actions designed to increase customer penetration and share.

Other Income (Expense), net

     Other income (expense), net, was ($4.3) and ($3.6) for the three and nine months ended September 30, 2006, respectively, compared to $0.3 and $1.0 for the three and nine months ended September 30, 2005. These declines were primarily attributable to a $5.0 impairment charge recognized during the three and nine months ended September 30, 2006 in connection with an other-than-temporary decline in fair value of the Company's investment in International Imaging Materials, Inc. ("IIMAK") (see Note 7 to Notes to Financial Statements).

Interest Expense, Net

     Interest expense, net of interest income on invested cash, was $1.1 and $3.5 for the three and nine months ended September 30, 2006, respectively, compared with $2.2 and $7.3 for the three and nine months ended September 30, 2005. The declines were primarily attributable to the refinancing initiatives completed during the fourth quarter of 2005. The net impact of the refinancing initiatives and the use of cash generated from operations to reduce global borrowings, reduced the Company's debt position from $167.2 as of September 30, 2005 to

$45.8 as of September 30, 2006. In addition, the Company's weighted average interest rate was reduced from 6.39% and 6.38% for the three and nine months ended September 30, 2005, respectively, to 5.13% and 5.04%, respectively, for the three and nine months ended September 30, 2006.

Taxes on Income

     The effective tax rate is based on management's estimates of the geographic mix of projected annual pre-tax income and, to a lesser extent, state and local taxes. In addition, the effective tax rate is adjusted for discrete events which may arise from time to time. The effective tax rate for the three and nine months ended September 30, 2006 was 37.8% and 32.7%, respectively, compared with the effective tax rate for each of the three and nine months ended September 30, 2005 of 64.0% and 36.5%, respectively. For the three and nine months ended September 30, 2006, the effective rate was adversely impacted by the gain from the patent lawsuit settlement with Zebra, for which taxes were provided at a blended (state and federal) tax rate of 39.5%, the $5.0 impairment charge recorded during the three months ended September 30, 2006 (see Note 7) for which no tax benefit was recognized and the adoption of SFAS No. 123R which adversly impacted the rate by approximately 1.0%. SFAS No. 123R requires the expensing of stock compensation awards, however for certain awards, including qualified incentive stock options, no tax benefit is recognized. The adverse impacts described above were partially offset by favorable adjustments of approximately $0.9 attributable to income tax reserves no longer required, as well as a reduction in the valuation allowance related to certain tax carryforwards of approximately $1.0.

     The effective tax rate for the three and nine months ended September 30, 2005 was adversely impacted by the $4.4 charge recorded in September 2005 in conjunction with the Company's decision to repatriate foreign earnings pursuant to the American Jobs Creation Act of 2004 Act.

     In the event that actual results differ from these estimates or these estimates change in future periods, the Company may need to adjust its effective tax rate, which could materially impact its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents summary cash flow information for the periods indicated:
                                                             Nine Months Ended
                                                               September 30,
                                                             -----------------
                                                               2006      2005
                                                             -------   -------
   Net cash provided by operating activities................ $ 76.6    $ 55.8
   Net cash used in investing activities....................  (34.9)    (37.0)
   Net cash (used in) provided by financing activities......  (47.5)     13.9
                                                             -------   -------
      (Decrease) increase in cash and cash equivalents (a).. $ (5.8)   $ 32.7
                                                             =======   =======
__________

(a) Before the effect of exchange rate changes on cash flows.

Overview

     Cash provided by operating activities has been the Company's primary source of funds to finance operating needs and growth opportunities. In November 2005, the Company entered into a new five-year, $150 multi-currency Revolving Credit Agreement (the "Credit Agreement") with a group of five domestic and three international banks. The Company may increase the existing credit facility to a maximum of $250, subject to providing the participating banks adequate advance notice and securing their approval. Net cash provided by operating activities was $76.6 for the nine months ended September 30, 2006, compared with $55.8 for the nine months ended September 30, 2005. The first nine months of 2006 includes $24.3 of net income attributable to the patent lawsuit settlement (Note 15). Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future, supplemented by availability under the Credit Agreement, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

Operating Activities

     Working capital and the corresponding current ratio were $180.7 and 2.1:1 at September 30, 2006, compared with $174.2 and 2.2:1 at December 31, 2005. The increase in working capital resulted primarily from substantial increases in accounts receivable and inventories, which were partially offset by increases in accounts payable and accrued liabilities, as well as accrued taxes on income resulting from the aforementioned gain on lawsuit settlement. The increase in inventory was due to strong sales and order activity anticipated for the fourth quarter of 2006 and to support execution of the Company's realignment plan. The increase in accounts receivable was due primarily to higher levels of sales experienced during a particularly strong month of September when compared to December 2005.

     In connection with the 2005 Restructuring Program, the Company expects to incur total pre-tax, non-recurring charges, upon completion, in the range of $25.0 to $33.0, which includes approximately $5.0 to $8.0 of non-cash charges. During the nine months ended September 30, 2006, the Company recognized charges of $6.3 in connection with the 2005 Restructuring Program. In the aggregate, since October 2005, the Company has recorded charges of approximately $15.1 in connection with the 2005 Restructuring Program, of which, approximately $12.0 represents cash costs. The Company currently expects to realize approximately $15.0 in cost savings during 2007 and achieve an annual savings rate of $20.0 to $25.0 by the end of 2007. These savings relate principally to salaries and related expenses, and will be reflected as a reduction in cost of goods sold as well as a reduction in selling, general and administrative expenses; the Company currently does not expect to redirect a significant amount of those savings to spending in other areas or other income statement line items.

Investing Activities

     For the nine months ended September 30, 2006 and 2005, the Company incurred $32.3 and $24.0, respectively, of capital expenditures to acquire production machinery, expand capacity, install system upgrades and continue with its growth and expansion of Company operations in the emerging markets of Asia Pacific, EMEA and Latin America. Capital expenditures are typically funded by cash provided by operating activities and, where necessary, availability under the Credit Agreement. In March 2006, the Company acquired the business and assets of Adhipress S.A., a supplier of price tickets and merchandising tags to French hypermarkets, for a cash payment of $3.3. During the first nine months of 2005, the Company acquired the business and manufacturing assets of EMCO labels for $2.8, as well as the remaining 50% interest of a joint venture located in India for $10.5.

Financing Activities

     The components of total capital as of September 30, 2006 and December 31, 2005, respectively, are presented below:
                                                   September 30,  December 31,
                                                       2006          2005
                                                   -------------  ------------
       Due to banks................................   $    0.6     $    3.0
       Long-term debt..............................       45.2         97.7
                                                      ---------    ---------
           Total debt..............................       45.8        100.7
       Shareholders' equity........................      523.0        454.9
                                                      ---------    ---------
           Total capital...........................   $  568.8     $  555.6
                                                      =========    =========
       Total debt as a percent of total capital....        8.1%        18.1%
                                                      =========    =========

     Management believes that the borrowings available under the Company's Credit Agreement provide sufficient liquidity to supplement the Company's operating cash flow. During the three months ended September 30, 2006, the Company used the net proceeds received from the patent lawsuit settlement to reduce borrowings under the Credit Agreement. For the nine months ended September 30, 2006 and 2005, the net decreases in the Company's outstanding debt were $55.1 and $0.1, respectively.

     The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the nine months ended September 30, 2006 and 2005, the Company received proceeds of $7.6 and $14.0, respectively, from sales of common stock issued under its employee stock option and stock purchase plans.

     The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company did not repurchase any shares during the nine months ended September 30, 2006 and 2005. As of September 30, 2006, the Company had $22.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability.

The Company believes that funds from future operating cash flows and funds available under its Credit Agreement are adequate to allow it to continue to repurchase its shares under the stock repurchase plan, should management decide to do so.

Financing Arrangement - Credit Agreement

     In  November  2005,  the  Company  replaced  its  existing  three-year  $50 revolving credit facility with the new $150 Credit Agreement with a group of five domestic and three international banks. Under the Credit Agreement, the Company pays a facility fee determined by the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Borrowings under the Credit Agreement bear interest at the prime rate, negotiated rates, rates referenced to the London Interbank Offered Rate ("LIBOR") or Euro LIBOR, at the Company's option, with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds and are guaranteed by certain domestic subsidiaries of the Company. The Company may increase the credit facility to a maximum of $250, subject to providing the participating banks adequate advance notice and securing their approval. For the three and nine months ended September 30, 2006, the interest rate on outstanding borrowings under this Agreement was based on LIBOR at a weighted average interest rate of 5.33% and 5.23%, respectively.

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

     At times, the Company reduces its foreign currency risk exposures by creating offsetting positions through the use of derivative financial instruments. All of the Company's derivatives have high correlation with the underlying exposures. Accordingly, changes in fair value of derivatives are expected to be offset by changes in value of the underlying exposures. The Company does not use derivative financial instruments for trading purposes.

     The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $32.1 and $25.1 for the three months ended September 30, 2006 and 2005, respectively, and $86.1 and $67.0 for the nine months ended September 30, 2006 and 2005, respectively.

     The following table summarizes as of September 30, 2006, the Company's forward foreign exchange contracts by currency. All of the Company's forward foreign exchange contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments:

                                                                     Contract Amounts (in thousands)
                                                                   ------------------------------------      Fair Value
                                                                       Receive               Pay             (US$ 000's)
                                                                   ----------------    ----------------    ---------------
Contracts to receive US$/pay British pounds ("GBP")...............    US$   6,346         GBP   3,366          $   23
Contracts to receive euro ("EUR")/pay US$.........................    EUR     896         US$   1,145          $   (8)
Contracts to receive GBP/pay US$ .................................    GBP   2,167         US$   4,071          $  (11)
Contracts to receive US$/pay EUR .................................    US$     715         EUR     562          $    1
Contract to Receive HK$/pay EUR ..................................    HK$     644         EUR      65          $    -
Contracts to receive Swiss Francs ("CHF")/pay EUR.................    CHF     876         EUR     552          $   (1)

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

     There were no significant changes in the Company's exposure to market risk for the three and nine months ended September 30, 2006 and 2005.

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

Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the three and nine months ended September 30, 2006 and 2005, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

     Management makes judgments, based on established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable, and establishes an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes customer specific exposures, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $141.9, net of allowances of $12.4, at September 30, 2006, and $128.9, net of allowances of $10.7, at December 31, 2005.

Inventories

     Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $10.8 and $9.1 as of September 30, 2006 and December 31, 2005, respectively. The value of all other inventories determined using the first-in, first-out method was $110.7 and $90.1 as of September 30, 2006 and December 31, 2005, respectively.

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

Impairment of Long-Lived Assets

     The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. Asset impairment analysis related to certain fixed assets in connection with the Company's restructuring initiatives requires management's best estimate of net realizable value, which includes an assessment of asset life and pricing trends impacting those assets and, where appropriate, quoted market prices. Management's analysis is, in part, sensitive to its estimates of salvage value for certain assets as well as the continuing relevance of quoted market prices of assets and other factors of fair value. Changes in management's estimates could impact the amount of the Company's impairment charges, as well as depreciation expense recorded on certain assets. There were no significant impairment charges related to long-lived assets for the three and nine months ended September 30, 2006 and 2005.

Investments

     The Company regularly evaluates the carrying value of its investments. When assessing investment securities for other-than-temporary declines in value, the Company considers such factors as, among other things, the financial condition of the investee, competitive factors, the outlook for the overall industry in which the investee operates and new products that the investee may have forthcoming that will improve its operating results. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, the Company reduces the carrying value of the investment to fair value. During the three and nine months ended September 30, 2006, the Company recorded $5.0 of an other-than-temporary reduction in fair value of the Company's investment in International Imaging Materials, Inc. ("IIMAK"). Should the fair value of the Company's investment continue to decline in future periods, the Company may be required to record additional charges if the decline is determined to be other-than-temporary.

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

     Deferred taxes are not provided on the portion of undistributed earnings of non-U.S. subsidiaries, which is considered to be permanently reinvested. In the event that management changes its determination that undistributed earnings of its non-U.S. subsidiaries are permanently reinvested, circumstances change in future periods, or there is a change in accounting principles generally accepted in the United States, the Company may need to establish an additional income tax provision for the U.S. and other taxes arising from repatriation, which could materially impact its results of operations.

Foreign Currency Translation

     As of September 30, 2006 and December 31, 2005, accumulated other comprehensive income primarily consisted of cumulative foreign currency translation adjustments. The net assets of the Company's foreign operations are translated into U.S dollars using the exchange rates at each balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The U.S. dollar results that arise from such translations are included in cumulative currency translation adjustments in accumulated other comprehensive income. At September 30, 2006 and December 31, 2005, the cumulative foreign translation adjustment was $16.0 and $10.0, respectively. No incremental U.S income taxes are provided for these translation adjustments since the Company considers undistributed earnings of foreign subsidiaries to be permanently invested. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transactions resulted in a gain of $0.1 and a loss of $1.6, respectively, for the three and nine months ended September 30, 2006. Foreign currency transactions resulted in a gain of $0.1 and a loss of $0.3, respectively, for the three and nine months ended September 30, 2005.

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

     Internal Control over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting identified in connection with the assessment that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 6.  Exhibits.

         Exhibit 10.1   Settlement Agreement

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


                                                 Paxar Corporation
                                                 -------------------------------
                                                 (Registrant)


                                        By:  /s/ Anthony S. Colatrella
                                                 -------------------------------
                                                 Anthony S. Colatrella
                                                 Vice President
                                                 and Chief Financial Officer


                                                 November 9, 2006
                                                 -------------------------------
                                                 Date