Form 10-K
period 2006-12-31
PAXAR CORP
filed 2007-02-28
CIK 75681

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to_________.

                         Commission File Number: 1-9493

                                Paxar Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

                  New York                      13-5670050
                  --------                      ----------
        (State or other jurisdiction of       (I.R.S. Employer
         Incorporation or organization)       Identification No.)

        105 Corporate Park Drive
        White Plains, New York                  10604
        -------------------------               -----
        (Address of principal                 (Zip Code)
         executive offices)
                                  914-697-6800
                                  ------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
-------------------             -----------------------------------------
 Common Stock, par                   New York Stock Exchange, Inc.
value $0.10 per share

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

Large Accelerated Filer |X| Accelerated Filer |_| Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $782,000,000. On such date, the closing price of the registrant's Common Stock, as quoted on the New York Stock Exchange, was $20.57.

The registrant had 41,501,999 shares of Common Stock outstanding as of February 26, 2007.
                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Stockholders scheduled to be held on May 3, 2007, are incorporated by reference into Part II, item 5 and Part III of this Annual Report.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          ------
                                     PART I
                                     ------
Item 1.  Business                                                             1
-------  --------
Item 1A. Risk Factors                                                         6
-------- ------------
Item 1B. Unresolved Staff Comments                                            9
-------- -------------------------
Item 2.  Properties                                                           9
-------  ----------
Item 3.  Legal Proceedings                                                   10
-------  -----------------
Item 4.  Submission of Matters to a Vote of Security Holders                 10
-------  ---------------------------------------------------

                                     PART II
                                     -------
Item 5.  Market for Registrant's Common Equity, Related Stockholder
-------  ----------------------------------------------------------
          Matters and Issuer Purchases of Equity Securities                  10
          -------------------------------------------------
Item 6.  Selected Financial Data                                             12
-------  -----------------------
Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
          Results of Operations                                              12
          ---------------------
Item 7A. Quantitative and Qualitative Disclosures about Market Risk          25
-------- ----------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data                         25
-------  -------------------------------------------
Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
          Financial Disclosure                                               25
          --------------------
Item 9A. Controls and Procedures                                             25
-------- -----------------------
Item 9B. Other Information                                                   25
-------- -----------------
                                    PART III
                                    --------
Item 10. Directors, Executive Officers and Corporate Governance              26
-------- ------------------------------------------------------
Item 11. Executive Compensation                                              26
-------- ----------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------
          and Related Stockholder Matters                                    26
          -------------------------------
Item 13. Certain Relationships and Related Transactions, and Director
-------- ------------------------------------------------------------
          Independence                                                       26
          ------------
Item 14. Principal Accounting Fees and Services                              26
-------- --------------------------------------

                                     PART IV
                                     -------
Item 15. Exhibits and Financial Statement Schedules                          27
-------- ------------------------------------------

                                     PART I

References  herein to "Paxar,"  "we," "us" and "our" refer to Paxar  Corporation and its subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

Item 1: Business

     We were incorporated in New York in 1946, and we are a global leader in providing innovative identification solutions to the retail and apparel manufacturing industries, worldwide. These solutions include: 1) brand development, 2) information services and 3) supply chain logistics.

     Our brand development solutions include offering creative design services to apparel customers and retailers to translate our branding concepts into fashionable systems of apparel identification, including tickets, tags and labels that make a garment stand out to consumers, as well as assist consumers with their purchasing decisions. Our comprehensive information services provide customers with exceptional control, visibility and access to information concerning apparel identification activities, regardless of point-of-manufacture, worldwide. Our supply chain logistics offerings, which include bar code and RFID (radio frequency identification) labels, bar code and RFID printers and labelers, as well as the design of integrated systems for large in-store and warehouse applications, offer customers high-quality inventory control, supply chain and distribution management capabilities.

     We operate globally, with approximately 72% of our sales outside the United States. As of December 31, 2006, we had 103 manufacturing facilities and sales offices located in 40 countries and employed approximately 12,100 people worldwide. For the fiscal years covered by this filing, our operations were organized into three geographic segments consisting of (1) operations principally in the U.S., Canada, and 8 countries in Latin America ("Americas");
(2) operations in 18 countries in Europe, the Middle East and Africa ("EMEA"); and (3) operations in 11 countries in the Asia Pacific region ("Asia Pacific"), with our entire array of products and services being offered for sale across each of those geographic segments. In addition, we sell our products through independent distributors in 31 countries where we do not sell directly to the final customer.

     On November 15, 2006, we announced a change in our operating segments reflecting the culmination of the business realignment announced in October 2005. We believe that the retail and apparel environments increasingly require a more global, product-oriented organization in order to remain competitive, and therefore, our operations will be organized into two product-focused segments consisting of 1) Global Apparel Solutions and 2) Global Supply Chain Solutions. These changes will be effective for fiscal year 2007; the three segments discussed in this section are presented in the way we internally managed and monitored performance at the business group level in fiscal years 2006, 2005, and 2004. See Note 9 - Segment Information of the Notes to Consolidated Financial Statements for financial information regarding segment reporting.

     For recent business developments and other information, you should refer to the information set forth under the captions, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations", "-Integration/Restructuring and Other Costs" and "-Liquidity and Capital Resources" in Part II, Item 7 of this report.

Products and Services

1.     Apparel Identification Products

       We manufacture woven, printed and heat transfer labels in our facilities around the world. Labels are attached to garments by the garment manufacturer early in the manufacturing process. They provide brand, size, country-of-origin, care and content information for consumers and tracking information for retailers. Multi-color woven labels are produced on jacquard broad looms and needle looms. Printed labels are produced on coated fabrics and narrow woven-edge fabrics that we make. We use proprietary processes we have developed to coat, weave, dye, finish and print the printed labels that we manufacture. Heat transfer labels are produced using a technology that combines specially formulated inks and adhesives in a process involving heat, pressure and dwell time. We have developed many innovative specialty labels. Some incorporate security features to protect in-store merchandise from theft and to protect branded apparel from being counterfeited, while others meet industrial needs, such as those that remain legible on uniforms through repeated industrial washings.

       We also print tags for retailers and apparel manufacturers. The tags can be either plain black and white tags with human-readable information (letters and numbers) and a bar code, or multi-color graphic tags with promotional information as well as price and other variable information. In these latter situations, we generally pre-print the multi-color tag and then put the tag through a second print process to apply variable information, which generally includes a bar code. This two-step process allows for just-in-time delivery of large volumes of tags once the customer conveys the variable information (e.g., price, department, etc.). In addition, we manufacture or produce these tags on specialty substrates such as plastic, translucent film, leather, and metals.

       We also operate service bureaus around the world to provide customers with rapid delivery of labels and tags.

       Manufacturers also use our apparel systems to print, cut and batch labels and tags in their own facilities. Such systems are also capable of printing variable information on various fabric and paper substrates. They may also contain bar codes or RFID-enabled tickets and tags. We have developed systems to print permanent bar code labels on fabric using specialty stocks and inks. Permanent bar codes provide the manufacturers with information regarding the date and place of production.

       We produce the components of our apparel systems, including printers, fabrics, inks and printing accessories such as label cutters and stackers. The sale of a system usually results in ongoing sales of inks, fabrics, machine servicing and replacement parts to the customer.

       Our Web-based information services give marketers and retailers of branded and private label apparel and the contractors who actually manufacture the items, the capability to exchange order and shipping information quickly and easily over the Internet. This system gives contractors the ability to download customer specifications for each label to be printed from a password-protected site and to print that information in their facilities, globally, on our label stock.

       Manufacturers attach the labels and tags to completed garments to provide
     brand  and  other   promotional   information   to  support   point-of-sale
     merchandising.

       We have the following capabilities and resources that we constantly strive to strengthen, which we believe sets us apart from our competitors:

          o    Extensive   creative   design  services  that  are  an  important
               value-added component of our relationship with our customers;
          o    Global  presence  enabling  "source  tagging"  of garments by the manufacturer wherever the garments are produced;
          o The ability to provide electronic global information services that ensure data integrity; and
          o State-of-the-art presses and other equipment enabling "just-in-time-delivery" of tags that meet stringent customer specifications.

2.      Bar Code ("BC") and Pricing Solutions ("PS") (collectively, "BCPS")

       We manufacture and market thermal transfer and thermal direct printers, which produce high quality images on a wide variety of papers and other materials. The printers are linked electronically (often by radio frequency) with the customer's remote data input and data collection equipment. In this way, the printers can scan and "read" bar codes and/or RFID tags on a given item, download the variable data for the specific label to be printed, and then encode the RFID tags and/or print the bar code and human readable data and, in some cases, apply the label directly to the item.

       Our printers are available in handheld, portable and tabletop models and are supported with a wide range of accessories, supplies and services.

       BC's customers primarily include mass merchandisers, large retail stores, distribution centers and consumer goods manufacturers. Bar coding is essential to the optimization of integrated supply chain management solutions. In addition, bar code labels are used for price and inventory marking in stores and to pre-mark items in distribution centers.

       Our handheld mechanical labelers print human-readable information for retail store and distribution center price and inventory marking, as well as promotional item marking. Additionally, our PS products are used for food freshness dating and for material identification in the automotive, healthcare and other industries. In addition to manufacturing the labelers, we produce the adhesive labels used in the labelers and support the complete system with what we believe is an industry-leading service organization.

       In the rapidly emerging field of RFID, we have introduced products within our Apparel Identification Product line that incorporate passive radio frequency technology into tags manufactured for individual apparel item marking, as well as labels with similar radio frequency technology for pallet and case tracking solutions within our BCPS product line. We also offer a tabletop printer/encoder specifically designed to write to RFID chips embedded in thermal direct or thermal transfer bar code labels. This product tests the chip for accuracy and reliability, writes to the chip, verifies that the information is correct, and prints human-readable information and bar code data. In addition, we have invested in manufacturing equipment that allows us to purchase rolls of RFID transponders from any of several vendors, cut those transponders into individual tags and insert the tags into finished "smart labels" at high speeds. Produced in a strict electrostatic discharge controlled environment with stringent processes and high quality components, every RFID tag is "twice tested," once before insertion into the label, and again when the label is completed to verify data encoding performance; thus, we believe that our RFID tags are highly reliable.

     We believe that RFID technology, with its capability to transmit product serial numbers or other encoded information wirelessly to a scanner without the need for human intervention, is creating new opportunities for retailers, suppliers and manufacturers to improve warehouse/distribution control, supply chain management, and in-store stock and logistics tracking. We plan to continue to develop innovative RFID-enabled products as RFID becomes integral to the way retailers, suppliers and manufacturers manage their supply chains.

Sales by Product

       The following table presents sales (dollars in millions) by product:

                                                         2006               2005             2004
                                                    ---------------   ---------------  ----------------
Apparel Identification Products ..................  $622.5     70.7%  $562.4     69.5%  $566.2     70.4%
Bar Code and Pricing Solutions ...................   258.3     29.3    246.7     30.5    238.2     29.6
                                                    ------   ------   ------   ------   ------   ------
     Total .......................................  $880.8    100.0%  $809.1    100.0%  $804.4    100.0%
                                                    ======   ======   ======   ======   ======   ======

Customers

     Most of our customers are retailers, branded apparel companies or contract and consumer packaged goods manufacturers. Many retailers use our products and services in their store locations and/or in their distribution centers. The most frequently used applications include: item and shelf labeling for product identification, branding, pricing and merchandising, and carton and pallet labeling to facilitate the efficient movement of goods from suppliers to consumers. These retailers also typically qualify and specify us as an approved supplier of labels and tags to contractors that manufacture private label and branded apparel or other products. Manufacturers of branded products will do the same if they outsource their production. Generally, we compete with other suppliers for the contractors' business; therefore, reliability and service are critically important.

     No one customer accounted for more than 10% of our revenues or accounts receivable in 2006, 2005 or 2004.

Competition

     We continue to be a market leader in developing and providing innovative products and solutions that add significant value for our customers in brand building, information services and supply chain management. In addition, while we strive to maintain a highly competitive cost profile, we are also fully committed to providing our customers with excellent quality products that are supported with exceptional service.

     Increasingly, global capabilities are of critical importance. On a global product basis, we believe that we are a market leader in fabric labels, apparel systems and PS products and services for apparel manufacturers, retailers and fast food establishments and that we are among the prominent suppliers of graphic tags for apparel and tickets, tags, labels and thermal printers for bar code applications in the retail supply chain. We compete, domestically and internationally, with numerous small, medium, and large companies.

Sales and Marketing

     We generate most of our sales from our sales employees who call directly upon our customers. Non-exclusive manufacturers' representatives, international and export distributors, and commission agents account for a less significant portion of total sales. We have 135 sales people in the Americas; 148 sales people in EMEA; and 144 sales people in Asia Pacific. Generally, our sales people are compensated on the basis of salary plus a commission. Non-exclusive manufacturers' representatives sell our products on a commission basis in select markets.

     We also promote our products and services through our web site, direct mail campaigns, publication of catalogs and brochures, participation in trade shows, telemarketing and advertising, principally in trade journals. In addition, we market our PS products through office-supply retailers and by a catalog, which we believe provides a cost-effective way for us to reach smaller retailers.

Seasonality

    Our business does not exhibit significant seasonality; however, sales are typically higher in the second and fourth calendar quarters.

Sources and Availability of Raw Materials

     We purchase fabrics, inks, chemicals, polyester film, plastic resins, electronic components, adhesive-backed papers, yarns and other raw materials from major suppliers around the world. We believe that our raw materials are in good supply to meet our reasonably foreseeable production requirements and are available from multiple sources. Nonetheless, shortages of raw materials could arise in the future, which may adversely impact our ability to timely deliver our products.

     Additionally, our raw materials principally derived from petroleum are subject to price fluctuations based on changes in petroleum prices, availability and other factors. We purchase these materials from a number of suppliers. Significant and sustained increases in prices for these materials could adversely affect our earnings if selling prices for our finished products are not adjusted or if adjustments significantly trail the increases in prices for these materials.

Patents, Trademarks and Licenses

     We rely upon trade secrets and confidentiality to protect the proprietary nature of our technology. We also own and control numerous patents and trademarks. We believe that our patents are significant to our operations and our competitive position.

Backlog

     Backlog is not a reliable indicator of future sales activity because more than 80 percent of our annual sales consist of orders that we typically fill within one month of receipt. The balance of the orders is for products that are ordered to individual customer specifications for delivery within two to three months.

Research and Development

     We believe that continuous product innovation helps us to compete effectively in our markets. Through our research and product development investments, we continue to introduce new products to serve the needs of our customers. Our research and development expenses were approximately $7.8, $7.4 and $7.1 for 2006, 2005 and 2004, respectively.

Environmental Compliance

     We are subject to various federal, state and local environmental laws and regulations limiting or related to the use, emission, discharge, storage, treatment, handling and disposal of hazardous substances. We have programs that are designed to ensure that operations and facilities meet or exceed applicable rules and regulations. Federal laws that are particularly applicable are:

          o    Water Pollution Control Act
          o    Clean Air Act of 1970 (as amended in 1990)
          o Resource Conservation and Recovery Act (including amendments relating to underground tanks)

     We have been named a potentially responsible party relating to contamination that occurred at certain super-fund sites. Management, including internal counsel, currently believes that the ultimate resolution of such matters taken as a whole, and after considering such factors as 1) available levels of insurance coverage, 2) our proportionate share, in certain cases, as a named potential responsible party, and 3) the dormant nature of certain matters, will not have a materially adverse effect upon our results of operations or financial condition. It is possible that new information or future developments could require us to reassess our potential exposure related to these environmental matters.

Executive Officers of the Registrant

  The following presents information regarding our executive officers:

     Robert van der Merwe, 54, President and Chief Executive Officer and Director since April 2005; Chairman of the Board of Directors since January 2007. Prior to that time, since 2004, he was Group President-North Atlantic Family Care of Kimberly-Clark Corporation, a global health and hygiene company. From 1998 to 2004 he was President, Kimberly-Clark Europe and Group President, Kimberly-Clark Europe, Middle East & Africa since 1998.

     Paul Chu, 55, President, Asia Pacific since February 2002 and Managing Director of Asia Pacific since November 1996.

     Anthony S. Colatrella, 51, Vice President and Chief Financial Officer since July 2005. Prior to that time, he was Senior Vice President and Controller of The Scotts Miracle Grow Company, Inc., a lawn care products company, since 2003. From 2001 to 2003 he held the positions of Senior Vice President and General Manager of Scotts Lawn Service, and from 1999 to 2001, he was Senior Vice President, Finance - Scotts North America.

     Susan P. Guerin, 45, President of the Americas Apparel Group since April 2006. Prior to that time, she joined Paxar as President of the North American Apparel Group on October 18, 2005. Ms. Guerin was Senior Vice President of Finance of the Cendant Corporation, working closely with the Travel Content and Vehicle Services Divisions, since 2003. From 2000 to 2003 she was Chief Financial Officer of Lerner New York, a 500-store provider of women's apparel.

     Timothy M. Winston, 42, Vice President and Treasurer since December 2006. Previously, Mr. Winston was with Coach, Inc., a manufacturer of consumer leather products, where he held the position of Director of Treasury Operations for the last four years. In that position, he was responsible for cash and investment management, capital budgeting and forecasting, and the company's trade finance program. Prior to joining Coach, he was Financial Partner and Treasurer for Comstellar Technologies, LLC, a venture capital fund.

     James L. Martin, 60, President, Global Supply Chain Solutions since January 2007. Previously he was President, Bar Code and Pricing Solutions Group, since March 2003; Vice President and General Manager of the Bar Code business since February 2003; and Global Business Manager of the Pricing Solutions business since January 2002.

     Richard A. Maue, 36, Vice President and Controller since July 2005. From June 2003 to July 2005, he was Director of Internal Audit Practice of Protiviti, Inc. a global provider of independent auditing and risk consulting services. Mr. Maue was Executive Vice President and Chief Financial Officer of Andrea Electronics Corporation, a developer of hardware and software microphone technologies from 1999 to 2003.

     Robert S. Stone, 69, Vice President, General Counsel and Secretary since September 1999.

     James Wrigley, 53, Group President, Global Apparel Solutions since January 2007. He joined Paxar in 1996 as President, Paxar Europe, following which his role expanded in 1999 to include oversight of operations in the Middle East and Africa. Before joining Paxar, Mr. Wrigley served as International Director of the Pepe Group.

Each of the foregoing executive officers serves at the pleasure of the Board of Directors.

Employees

     We had approximately 12,100 employees worldwide as of December 31, 2006. Approximately 95 of our production employees in three locations in the U.S. are covered by four different union contracts, which expire at various times from June 2007 to January 2008. We have no recent history of material labor disputes. We believe that we have good employee relations.

Financial Information About Geographic Areas

     Worldwide sales and operating income by business segment during the last three years appears under the caption "Results of Operations" in Part II, Item 7 of this report and in Note 9 of the consolidated financial statements.

Available Information

     We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC's public reference room , 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a Web site (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including us) file electronically with the SEC.

     We make available free of charge through our Web site (www.paxar.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of our directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

     Our most recent annual report on Form 10-K, our quarterly reports on Form 10-Q for the current fiscal year and our most recent proxy statement can be viewed through our Web site, although in some cases these documents are not available on our site as soon as they are available on the SEC's site. The information on our Web site is not incorporated by reference into this report.

     In addition, we will provide, upon written request and without charge, paper or electronic copies of our reports and other filings made with the SEC. Requests for such filings should be directed to Investor Relations, Paxar Corporation, 105 Corporate Park Drive, White Plains, NY 10604.

Financial Information About Operations in the United States and Other Countries

     The information required by this Item is incorporated by reference to Note 9 of the Consolidated Financial Statements in Part IV, Item 15 of this report.

Item 1A:  Risk Factors

     Many of the factors that affect our business and operations involve risk and uncertainty. The following is a summary of the principal risks to an investment in our securities. Additional risks and uncertainties, not presently known to us or currently deemed material, could negatively impact our results of operations or financial condition in the future.

We face risks associated with significant international operations.

     We have operations in 40 countries, with approximately 72% of net sales coming from operations outside the U.S. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

          o changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenue received from non-U.S. markets or increase the U.S. dollar value of labor or supply costs in those markets;
          o political or economic instability or changing macroeconomic conditions in the Company's major markets; and
          o changes in foreign or domestic legal, tax and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, embargoes, or exchange or other government controls.

     We monitor foreign currency exposure to minimize the impact on earnings of foreign currency rate movements through a combination of cost-containment measures, selling price increases and foreign currency hedging of certain costs. We cannot provide assurance, however, that these monitoring activities will succeed in offsetting any negative impact of foreign currency rate movements.

Our business is subject to the risks inherent in global manufacturing activities.

     As we engage in manufacturing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

          o availability of petroleum-based raw materials, which are subject to price fluctuations, and our ability to control or pass on cost increases to customers;
          o the rate of migration of garment manufacturing from the U.S., U.K. and Western Europe, and our ability to continue to rapidly expand manufacturing capacity in more cost-effective regions;
          o    product quality or safety issues;
          o    loss or impairment of key manufacturing sites;
          o    environmental events; and
          o natural disasters, acts of war or terrorism, epidemics and other external factors over which we have no control.

If we are unable to improve productivity, reduce costs and align manufacturing operations with customers' needs and best manufacturing practices, we may not succeed in executing our business plan.

     We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce fixed costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In October 2005, we announced a major realignment plan to accomplish those goals (the "2005 Restructuring Program"), which is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Integration/Restructuring and Other Costs" in Part II, Item 7 of this report, and in Note 17 to the consolidated financial statements. The 2005 Restructuring Program presents significant organizational challenges, particularly with respect to planned rapid expansion of manufacturing capacity at facilities in Mexico, Central America and Asia Pacific. We can not provide assurance that:

          o the 2005 Restructuring Program will be implemented in accordance with the planned timetable;
          o the actual charges incurred will not exceed the estimated charges; or
          o    the full extent of the expected savings will be realized.

     Our failure to achieve projected levels of efficiencies from cost reduction measures as well as any unanticipated inefficiencies resulting from the 2005 Restructuring Program would adversely affect the presently anticipated savings from implementing the program, which, in turn, would adversely affect our profitability. In addition, our failure to continue to anticipate changes in apparel manufacturing migration trends, and align our manufacturing capacity accordingly while executing the 2005 Restructuring Program, could adversely affect our ability to achieve targeted cost savings.

Significant competition in our industry could adversely affect our business.

     We face vigorous competition around the world, including competition from other large, multinational companies, as well as numerous smaller, more agile regional companies. We face this competition in several aspects of our business, including, but not limited to:

          o    the pricing of products;
          o    promotional activities; and
          o    new product introductions.

     We may be unable to anticipate the timing and scale of such activities or initiatives by competitors or to successfully counteract them, which could harm our business. In addition, the cost of responding to such activities and initiatives may affect our financial performance in the relevant period. Our ability to compete also depends on whether we can attract and retain key talent, and our ability to protect patent and trademark rights and to defend against related challenges brought by competitors. A failure to compete effectively could adversely affect our growth and profitability.

If we are unable to successfully develop and introduce new products, our financial condition and results of operations could be adversely affected.

     Our growth depends on continued sales of existing products, as well as the successful development and introduction of new products, which face the uncertainty of retail and consumer acceptance and reaction from competitors. In addition, our ability to create new products and to sustain existing products is affected by whether we can:

          o develop and fund technological innovations, such as those related to our RFID initiatives;
          o    receive and maintain  necessary patent and trademark  protection;
               or
          o    successfully anticipate customer needs and preferences.

     The failure to develop and launch successful new products could hinder the growth of our business. Also, any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position.

Acquisitions may not be successful or we may not be able to identify new acquisition opportunities.

     Our ability to grow is based, in part, on identifying acquisition opportunities. Failure to find businesses that meet our acquisition criteria could adversely impact our business, financial condition and future growth. Acquisitions have inherent risks, including, but not limited to, whether we can:

          o    successfully integrate the acquired business;
          o    achieve projected synergies and performance targets; and
          o    retain key personnel.

     Depending on the significance of the acquisition, the failure to achieve expected synergies or projections could have an adverse effect on our results.

Our operating results and financial condition may fluctuate.

     Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control, such as the elimination of import quotas on apparel textiles. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock may decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this "Risk Factors" section:

          o    changes in the amount we spend to promote our products;
          o    development of new competitive products by others;
          o    the geographic distribution of our sales;
          o    our responses to price competition;
          o    market acceptance of our products;
          o    changes in quotas on apparel textile imports from China;
          o    changes in apparel manufacturing migration trends;
          o general industry conditions, in particular, changes in consumer demand for retail and apparel products; and
          o    unanticipated changes in foreign exchange rates;
          o    unanticipated   events   which   disrupt   global   trade  and/or
               transportation.

     Due to all of the foregoing factors, and the other risks discussed in this report, reliance should not be placed on quarter-to-quarter comparisons of our operating results as an indicator of future performance.

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and to report on, management's assessment of our internal controls over financial reporting.

     Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal controls over financial reporting will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to our costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we can not provide assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, our controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Although we have determined that our internal controls over financial reporting were effective as of December 31, 2006, we cannot provide assurance that we or our independent registered accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require us to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and stock price.

     The risks described above are not the only risks we face. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations.

     We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

     We have 103 facilities globally in 40 countries. These facilities, which are used principally for manufacturing, warehousing and sales operations, totaled 3.9 million square feet at December 31, 2006. Of these facilities, 19 are owned and 84 are leased. Our headquarters is located in a 30,000 square foot leased facility in White Plains, New York. On a world-wide geographic segment basis, we have major manufacturing facilities located as follows:

     Americas-      Australia, California, Canada, Colombia, Dominican Republic,
                    Honduras, Mexico, Minnesota, New York, North Carolina, Ohio,
                    Pennsylvania and South Carolina.

     EMEA- England, France, Germany, Italy, Morocco, Norway, Pakistan, Romania, Spain, Turkey and United Arab Emirates.

     Asia Pacific-  Bangladesh, China, Hong Kong, Indonesia, India, Singapore,
                    Sri Lanka, Thailand and Vietnam.

     In addition to the above facilities, we have other facilities and sales offices located throughout the world. We believe that our facilities are adequate to maintain our existing business.

Item 3: Legal Proceedings

     On September 14, 2006, we settled a patent infringement lawsuit against Zebra Technologies Corporation ("Zebra") in the U.S. District Court for the Southern District of Ohio. Our suit alleged violation of eight of our patents involving more than 50 Zebra products. The settlement, net of legal and other costs, resulted in a gain of approximately $39.4 (with an after-tax impact of $24.3 on net income, or $.58 per diluted share) for the year ended December 31, 2006. In connection with the settlement, approximately $1.7 of previously expensed and paid legal fees were reimbursed to us by counsel, and classified as a reduction in selling, general and administrative expenses for the year ended December 31, 2006.

     In the ordinary course of business, we and our subsidiaries are involved in certain disputes and litigation, none of which will, in the opinion of management, have a material adverse effect on our financial condition or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.


                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Value of Common Stock and Related Stockholder Matters

     Our common stock is traded on the New York Stock Exchange using the symbol "PXR." The following table sets forth the 2006 and 2005 high and low sales prices of our common stock as reported on the New York Stock Exchange for the periods indicated.

                                                      Sales Prices
                                                     High       Low
       Calendar Year 2006
          First Quarter.......................    $  20.86   $ 18.71
          Second Quarter......................       22.67     19.55
          Third Quarter.......................       20.80     17.00
          Fourth Quarter......................       23.45     19.55
       Calendar Year 2005
          First Quarter.......................    $  25.13   $ 20.29
          Second Quarter......................       21.62     16.25
          Third Quarter.......................       19.99     16.50
          Fourth Quarter......................       20.08     16.74


     As of February 26, 2007, there were approximately 1,310 record holders of our common stock.

     We have never paid any cash dividends on our common stock and do not plan to pay cash dividends on our common stock in the near term. We are permitted however, to pay up to $50.0 in cash dividends per year under our current credit facility and up to $100.0 in cash dividends over the facility's five-year term.

     Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Shareholders scheduled to be held on May 3, 2007. In addition, refer to Note 11 in the Notes to Consolidated Financial Statements.

Performance Graph

     The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years, in the total shareholder return on our common stock compared with (a) the total return on the Russell 2000 Index and (b) the total return on the Standard & Poor's SmallCap 600 Index. The Russell 2000 is a small capitalization index. As of January 31, 2007, the average market capitalization of companies included in the Russell 2000 is approximately $1.2 billion. The S&P 600 is a capitalization-weighted index of 600 domestic stocks chosen for market size, liquidity and industry representation, initiated in 1994. As of December 29, 2006, the average market value of the 10 largest companies in the S&P 600 was $3.2 billion, and for the 10 smallest, the average market value was approximately $96.0 million. We are one of the constituent companies of the S&P 600.

     The following graph assumes that $100 had been invested in each of Paxar Corporation, the Russell 2000 and the S&P 600 on December 31, 2001.


                          Paxar Corporation    S&P Small Cap 600    Russell 2000
                          -----------------    -----------------    ------------
December 31, 2001                      $100                 $100            $100
December 31, 2002                       104                   85              80
December 31, 2003                        94                  118             117
December 31, 2004                       156                  145             139
December 31, 2005                       138                  156             145
December 31, 2006                       162                  180             171


     The immediately preceding section entitled, "Performance Graph," will not be deemed to be soliciting material or to be filed with the SEC or subject to SEC Regulation 14A or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and is not to be incorporated by reference into any other filing that we make with the SEC.

Issuer Purchases of Equity Securities

None.

Item 6: Selected Financial Data

     The following selected consolidated financial data as of and for the five-year period ended December 31, 2006, has been derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2006, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

All amounts are stated in millions, except per share data.
                                                                        2006 (c)   2005     2004     2003     2002
                                                                        --------  -------  -------  -------  -------
   OPERATING RESULTS
   Sales .........................................................      $  880.8  $ 809.1  $ 804.4  $ 712.0  $ 667.8
   Operating income (a)...........................................          88.9     50.1     70.9     30.9     59.5
   Net income (b).................................................          56.8     23.0     47.4     14.6     40.3
   Basic earnings per share (b)...................................          1.39     0.57     1.20     0.37     1.02
   Diluted earnings per share (b).................................          1.36     0.56     1.17     0.37     1.00
   FINANCIAL CONDITION
   Total assets...................................................      $  771.0  $ 727.6  $ 773.7  $ 714.9  $ 639.6
   Total debt.....................................................          44.7    100.7    167.0    194.6    166.7
   Shareholders' equity...........................................         544.5    454.9    440.6    377.3    337.6
   Total debt as a percent of shareholders' equityl...............           7.6%    18.1%    27.5%    34.0%    33.1%
----------

(a)  Includes   gain   on   lawsuit    settlement   of   $39.4   in   2006   and
     integration/restructuring and other costs of $10.0, $15.1 and $20.4 in 2006, 2005 and 2003, respectively.

(b) Includes the effect of items cited in note (a) and 1) a $5.0 impairment charge in 2006 related to a long-term investment and 2) $7.4 of debt prepayment costs, and $4.8 of taxes on repatriation of foreign earnings in 2005.

(c) For 2006, net income and net income per share includes the impact of SFAS 123(R) stock-based compensation charges, which was not present in prior years. Refer to Note 11 in our Notes to Consolidated Financial Statements.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements


     This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 2E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of our future business, results of operations, liquidity and operating or financial performance or results. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These and other important risk factors are included under the caption "Risk Factors" as set forth in Part I, Item 1A of this report. In light of the uncertainty inherent in such forward-looking statements, you should not consider the inclusion of such forward-looking statements to be a representation that such forward-looking events or outcomes will occur. Because the information herein is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results and performance may differ from our current projections, estimates and expectations, and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity or prospects. Additionally, we are not obligated to make public indication of changes in our forward-looking statements unless required under applicable disclosure rules and regulations.

     The following discussion (presented in millions, except employee, share and per share data) should be read in conjunction with our Consolidated Financial Statements and Notes thereto. All references for years relate to fiscal years ended December 31.

Overview

     We seek to deliver growth through a concentrated emphasis on executing our strategy as a global operating company, maintaining a continued focus on providing customers with innovative products and solutions, outstanding service, consistent quality, on-time delivery and competitively priced products. Acquisitions will continue to be a fundamental element of executing these growth initiatives. Together with continuing investments in new product development, state-of-the-art manufacturing equipment, and innovative sales and marketing initiatives, we believe we are well positioned to compete successfully as a provider of identification solutions to the retail and apparel industry, worldwide. The funds needed to support this growth are generated, in part, through corporate-wide initiatives to lower costs and increase effective asset utilization.

     For the fiscal years covered by this filing, our operations were organized into three geographic segments consisting of the following:

     (1) Operations principally in the U.S., Canada, and 8 countries in Latin America ("Americas");
     (2) Operations in 18 countries in Europe, the Middle East and Africa ("EMEA"); and
     (3)  Operations in 11 countries in the Asia Pacific region ("Asia Pacific")

     On November 15, 2006, we announced a change in our operating segments in response to market trends and the culmination of the business realignment announced in October 2005. We believe that the retail and apparel environments increasingly require a more global, product-oriented organization in order to remain competitive, and therefore, our operations will be organized into two product-focused segments consisting of 1) Global Apparel Solutions and 2) Global Supply Chain Solutions. These changes will be effective for fiscal year 2007; the three segments discussed in this section are presented in the way we internally managed and monitored performance at the business group level in fiscal years 2006, 2005, and 2004.

     Our results of operations for 2006, 2005 and 2004, in dollars and as a percent of sales, are presented below:

                                               2006              2005             2004
                                          ----------------  ---------------  ----------------
Sales                                      $880.8   100.0%  $809.1   100.0%  $804.4    100.0%
Cost of sales                               556.9    63.2    504.6    62.4    492.7     61.3
                                          ----------------  ---------------  ----------------
  Gross profit                              323.9    36.8    304.5    37.6    311.7     38.7
Selling, general and administrative
 expenses                                   264.4    30.0    239.3    29.5    240.8     29.9
Gain on lawsuit settlement                   39.4     4.4       --      --       --       --
Integration/restructuring and other costs    10.0     1.1     15.1     1.9       --       --
                                          ----------------  ---------------  ----------------
  Operating income                           88.9    10.1     50.1     6.2     70.9      8.8
Other income (loss), net                     (3.5)   (0.4)     2.1     0.2      1.6      0.2
Interest expense, net                         3.8     0.4      9.3     1.1     10.7      1.3
Prepayment charges - debt retirement           --      --      7.4     0.9       --       --
                                          ----------------  ---------------  ----------------
  Total interest expense                      3.8     0.4     16.7     2.0     10.7      1.3
                                          ----------------  ---------------  ----------------
  Income before taxes                        81.6     9.3     35.5     4.4     61.8      7.7
Taxes on income                              24.8     2.8     12.5     1.5     14.4      1.8
                                          ----------------  ---------------  ----------------
  Net income                                $56.8     6.5%   $23.0     2.9%   $47.4      5.9%
                                          ================  ===============  ================

     For the year ended December 31, 2006, our sales increased $71.7, or 8.9%, to $880.8, compared to $809.1 in 2005. The increase was attributable to $58.2 of organic sales growth and $14.0 related to acquisitions, slightly offset by a $0.5 decrease due to changes in foreign exchange rates. The organic sales increase was almost entirely realized in our operations in Asia Pacific, where 2006 results benefited from the continuing migration of apparel manufacturing to the region, primarily as a result of the elimination of quotas during the first quarter of 2005 on apparel textile imports from China. For the year ended December 31, 2005, our sales increased $4.7, or 0.6%, to $809.1 compared to $804.4 in 2004. The increase consisted of $11.1 related to acquisitions and $2.1 related to the impact of changes in foreign exchange rates, offset by an $8.5 organic sales decline. The organic sales decline was primarily a result of pricing pressure and a generally weaker economic and retail environment, when compared to 2004. In addition, substantial apparel product fulfillment migrated from the U.S. to the Asia Pacific region throughout the year, requiring us to manage through considerable uncertainty in our supply chain as apparel manufacturers sought to reduce labor costs and align their manufacturing capacity to low-labor-cost countries.

     In order to adapt to the changing global apparel industry, in October 2005, we announced that we would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the migration of apparel production outside of the United States (the "2005 Restructuring Program"). For further information, refer to "Integration/Restructuring and Other Costs", under "Results of Operations," below.

     Given the continued competitive marketplace and the changing global apparel environment, we anticipate that the operating environment will remain challenging. However, the savings and benefits from the 2005 Restructuring Program along with our other ongoing cost-savings and growth initiatives are anticipated to provide additional funds for investment in support of new product development while also supporting an increased level of profitability. Specific to the 2005 Restructuring Program, we currently expect to realize approximately $15.0 in cost savings during 2007 and achieve an annual savings rate of $20.0 to $25.0 by the end of 2007. These savings relate principally to salaries and related expenses, and will be reflected largely as a reduction in cost of goods sold and, to a lesser extent, as a reduction in selling, general and administrative expenses; we do not currently expect to redirect a significant amount of these savings to spending in other areas or other income statement line items.

     Operating income was $88.9 in 2006, compared to $50.1 in 2005, and $70.9 in 2004. As a percent of sales, operating income was 10.1% in 2006 compared to 6.2% in 2005 and 8.8% in 2004. The operating results for 2006 included a $39.4 gain on lawsuit settlement and integration/restructuring and other costs of $10.0. The operating results for 2005 included integration/restructuring and other costs of $15.1.

RESULTS OF OPERATIONS

Sales

    The following table presents sales by geographic operating segment:

                                               2006              2005              2004
                                          ---------------   ---------------   ---------------
    Americas........................      $ 332.7    37.8%  $ 331.0    40.9%  $ 355.2    44.2%
    EMEA............................        216.1    24.5     209.5    25.9     219.9    27.3
    Asia Pacific....................        332.0    37.7     268.6    33.2     229.3    28.5
                                          -------  ------   -------  ------   -------  ------
      Total.........................      $ 880.8  100.0%   $ 809.1   100.0%  $ 804.4   100.0%
                                          =======  ======   =======  ======   =======  ======

     The Americas segment sales increased $1.7, or 0.5%, to $332.7 in 2006, compared to $331.0 in 2005. The increase was attributable to the impact of the EMCO acquisition of $1.1 and a favorable impact of changes in foreign exchange rates of $0.8, partially offset by lower organic sales of $0.2, largely driven by a decline in apparel identification product sales. The ongoing migration of U.S. apparel manufacturing to the Asia Pacific region where U.S. retailers and apparel manufacturers have realized labor savings and operating performance efficiencies continues to impact apparel sales volumes across the Americas segment. Offsetting the impact of the migration of apparel product sales, our bar code products generated modest organic growth during the year ended December 31, 2006. In 2005, Americas segment sales decreased $24.2, or 6.8%, to $331.0 in 2005, compared to $355.2 in 2004. The decrease was attributable to lower organic sales of $29.4, which was partially offset by the favorable impact of changes in foreign exchange rates of $1.2, and acquisition related growth of $4.0. The substantial decline in organic sales was due primarily to accelerated migration of U.S. apparel manufacturing to the Asia Pacific region where U.S. retailers and apparel manufacturers sought to realize labor savings and operating performance efficiencies. There was a notable increase in migration experienced in 2005 when compared to prior years, primarily due to the reduction of apparel and textile import quotas, effective January 1, 2005.

     EMEA segment sales increased $6.6, or 3.2%, to $216.1 in 2006, compared to $209.5 in 2005. The increase was attributable to organic sales growth of $3.6 and the impact of the Adhipress acquisition of $3.9, partially offset by an unfavorable impact of foreign exchange rates of $0.9. The growth in organic sales was due primarily to higher RFID and heat transfer product sales, as well as general growth across the developing business units in Eastern Europe. These increases were partially offset by the continuing migration of apparel product sales from our legacy Western European operations to the Asia Pacific region. In 2005, EMEA segment sales decreased $10.4, or 4.7%, to $209.5 in 2005, compared to $219.9 in 2004. The decrease was attributable to lower organic sales of $11.3, partially offset by a favorable impact of foreign exchange rates of $0.9. Weakness in economic and retail conditions in EMEA dampened overall customer demand, which, in turn, put pressure on EMEA's sales during the year ended December 31, 2005. In addition, we experienced continued sales migration to the Asia Pacific region as apparel manufacturers sought to reduce labor costs and align manufacturing capacity closer to customers.

     Asia Pacific segment sales increased $63.4, or 23.6%, to $332.0 in 2006, compared to $268.6 in 2005. The increase was attributable to organic sales growth of $54.8, and a $9.0 impact relating to the acquisitions of 1) the balance of our India joint venture in June 2005, and 2) the Adhipress acquisition in 2006. Partially offsetting these items was the unfavorable impact of changes in foreign exchange rates of $0.4. Our operations in this region have benefited from aggressive capacity expansion, investment in new technologies and continued migration of apparel manufacturing from the U.S., U.K. and Western Europe to minimize labor costs and maximize operating performance efficiencies. Asia Pacific segment sales increased $39.3, or 17.1%, to $268.6 in 2005, compared to $229.3 in 2004. The increase was attributable to organic sales growth of $32.2 and the impact of the acquisition of the balance of our India joint venture which contributed $7.1. Our operations in this region benefited in 2005 from the migration of apparel manufacturing from the U.S., U.K. and Western Europe to minimize labor costs and maximize operating performance efficiencies.

Gross Profit

     Gross profit, as a percent of sales, was 36.8% in 2006, compared to 37.6% in 2005, and 38.7% in 2004. The lower gross margin in 2006 when compared to 2005 was primarily the result of:

     o higher facilities and capacity expansion infrastructure costs in emerging markets,
     o incremental manufacturing costs and production inefficiencies related to the initial ramp-up of production at specific emerging market locations as we complete the build-out of capacity in connection with the 2005 Restructuring Program,
     o    higher material and freight costs,
     o    inventory charges principally related to our apparel business,
     o specific pricing actions designed to increase our sales to certain major customers, and
     o unfavorable product mix, including increased sales of RFID products and electronic article surveillance ("EAS") products, which are generating lower margins during the initial phases of program expansion.

     The lower gross margin in 2005 as compared to 2004 was primarily the result of the under-absorption of fixed factory overhead costs in legacy U.S., U.K. and Western European operations as production migrated to Asia Pacific, as well as, to a lesser extent, inventory charges and certain scrap, rework and machine maintenance expense, principally related to our domestic and EMEA apparel business. Our consolidation in 2003 of certain of our production sites in the U.S. and the U.K. benefited gross margin in 2004 by improving capacity utilization and operating efficiency.

     Management's ongoing strategy includes implementing process improvements to reduce costs in all of our manufacturing facilities, re-deploying assets to balance production capacity with customer demand and expanding production in new and emerging markets to minimize labor costs and maximize operating performance efficiencies. During 2005, we announced that we would undertake restructuring activities related to realigning production capacity utilization in our domestic and Western European locations (refer to discussion below, "Integration/Restructuring and Other Costs").

Selling, General and Administrative ("SG&A") Expenses

     SG&A expenses were $264.4 in 2006, compared to $239.3 in 2005 and $240.8 in 2004. As a percent of sales, SG&A expenses were 30.0% in 2006, compared to 29.5% in 2005 and 29.9% in 2004. The increase in the ratio of SG&A to sales in 2006 when compared to 2005 was due primarily to:

     o continued infrastructure expansion in existing markets in Asia Pacific and Latin America to support our global realignment initiatives,
     o infrastructure costs associated with geographic expansion into new markets such as Thailand and Pakistan,
     o higher compensation and employee benefit costs, including the impact of higher incentives, management bonuses and the adoption of FAS 123(R), and
     o    foreign exchange losses.

     Partially offsetting the above increases was $1.7 in cost reimbursements for previously expensed and paid legal fees associated with the settlement of the patent lawsuit with Zebra Technologies.

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

Gain on Lawsuit Settlement

     On September 14, 2006, we settled a patent infringement lawsuit against Zebra Technologies Corporation ("Zebra") in the U.S. District Court for the Southern District of Ohio. Our suit alleged violation of eight of our patents involving more than 50 Zebra products. The settlement resulted in a gain of approximately $39.4 (with a $24.3 impact on net income, or $0.58 per diluted share) for the year ended December 31, 2006.

Integration/Restructuring and Other Costs

     In  October  2005,  we  announced  that  we  would  undertake   realignment
initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the "2005 Restructuring Program"). The plan is substantially focused on transferring existing apparel identification manufacturing capacity from our U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. To a lesser extent, we are repositioning a portion of our EMEA manufacturing and customer service activities to lower cost facilities in Eastern Europe. In addition, the plan includes the realignment of our design and customer service organization in response to the aforementioned production migration activities. The 2005 Restructuring Program is expected to be substantially completed during 2007. The 2005 Restructuring Program contemplates significant headcount reductions in our U.S. locations and, to a lesser extent, headcount reductions in Western Europe. We expect to incur total pre-tax, non-recurring charges, upon completion, in the range of $25 to $33, including approximately $5 to $8 of non-cash charges. During the years ended December 31, 2006 and 2005, we recognized charges of $10.0 and $8.7, respectively, in connection with the 2005 Restructuring Program. These charges were related to program management services, severance and retention programs, asset impairment charges and other facility closure costs. In the aggregate, we have recognized charges of approximately $18.7 in connection with the 2005 Restructuring Program, of which, approximately $15.5 represents cash costs.

     In April 2005, we announced initiatives to improve margins and lower costs in our EMEA region, primarily relating to workforce reductions and transportation costs. The initiative was undertaken in light of volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. In the aggregate, during 2005, we recorded pre-tax charges of $4.8 in connection with these initiatives, which were completed at the end of 2005.

     In January 2005, we announced the consolidation of one of our U.S. woven label manufacturing facilities as part of our continuing effort to improve operating efficiency and costs. In 2005, we recorded pre-tax charges of $1.6 related to this activity which was completed at the end of 2005.

     We did not incur any integration/restructuring charges in 2004.

Operating Income

     Operating income was $88.9 in 2006, compared to $50.1 in 2005, and $70.9 in 2004. As a percent of sales, operating income was 10.1% in 2006, compared to 6.2% in 2005 and 8.8% in 2004. The operating results for 2006 included the aforementioned $39.4 gain on lawsuit settlement and integration/restructuring and other costs of $10.0. The operating results for 2005 included integration/restructuring and other costs of $15.1. On a reportable segment basis, exclusive of corporate expenses, amortization of other intangibles and the gain on lawsuit settlement, operating income, as a percent of sales, was as follows:

                                               2006   2005   2004
                                               ----   ----   ----
    Americas.................................   9.6%   6.5%  11.6%
    EMEA.....................................   1.0    2.1    7.6
    Asia Pacific.............................  14.7   16.8   16.8

     Americas' operating income in 2006, as a percent of sales, increased to 9.6% compared to 6.5% in 2005. This increase primarily resulted from reductions and productivity gains in the Americas' domestic fixed cost base, largely as a result of the 2005 Restructuring Program, as well as the consolidation of our woven label manufacturing facilities announced in January 2005 (see Integration/Restructuring and Other Costs, above). In addition, the Americas segment included integration/restructuring and other costs, as a percent of sales, of 0.6% for the year-ended December 31, 2006.

     The  decrease in Americas'  2005  operating  income,  as a percent of sales compared to 2004, primarily resulted from a combination of the continued migration of sales to the Asia Pacific region and the corresponding under-absorption of our fixed cost base, as well as inventory charges and certain scrap, rework and machine maintenance expense, principally related to the apparel business. In addition, the Americas segment included integration/restructuring and other costs, as a percentage of sales, of 2.6% for 2005.

     EMEA's operating income in 2006, as a percent of sales, decreased to 1.0% compared to 2.1% in 2005. This decline primarily resulted from:

     o unfavorable product mix, including increased sales of RFID products and EAS (electronic article surveillance) products, which are generating relatively low margins during the initial phases of program expansion,
     o    certain production inefficiencies in the region,
     o    foreign exchange losses,
     o    certain raw material costs increases, and
     o incremental costs associated with expansion in Eastern Europe to support migration of apparel sales from the U.K. and Western Europe.

     In addition, the EMEA segment included integration/restructuring and other costs, as a percentage of sales, of 2.3% for 2006.

     The decline in EMEA's 2005 operating income, as a percent of sales compared to 2004, primarily resulted from a combination of the downturn in EMEA's sales volume and related under-absorption of our fixed cost base in legacy manufacturing sites during 2005, and infrastructure investments to support growth in emerging markets, primarily Eastern Europe. In addition, integration/restructuring and other costs represented 2.7% of sales for 2005.

     Asia Pacific's operating income in 2006, as a percent of sales, decreased to 14.7% compared to 16.8% in 2005. This decline was primarily attributable to:

     o higher fixed costs associated with capacity expansion in certain locations for which such costs have not been fully absorbed,
     o higher material, freight, and temporary labor costs to address specific customer service issues, and
     o specific pricing actions designed to increase customer penetration and share.

Other Income (Loss), net

     Other income (loss), net was ($3.5),  $2.1 and $1.6 in 2006, 2005 and 2004,
respectively. The loss in 2006 was primarily attributable to a $5.0 impairment charge recognized during the third quarter of 2006 in connection with an other-than-temporary decline in fair value of our investment in International Imaging Materials, Inc. ("IIMAK") (see Note 2 in Notes to Consolidated Financial Statements). The increase in 2005 when compared to 2004 was due primarily to a $0.7 gain from the settlement of a trademark lawsuit during the year.

Total Interest Expense

     Total interest expense, net of interest income on invested cash, was $3.8 in 2006, compared to $16.7 in 2005 and $10.7 in 2004. The decline in 2006 was primarily attributable to the refinancing initiatives completed during the fourth quarter of 2005, which included $7.4 of charges related to the prepayment of $150 of 6.74% Senior Notes in December 2005. The net impact of the refinancing initiatives and the use of cash generated from operations to reduce global borrowings, reduced our debt position from $100.7 as of December 31, 2005 to $44.7 as of December 31, 2006. The increase in total interest expense, net of interest income in 2005 when compared to 2004 was attributable to the aforementioned $7.4 of charges related to the prepayment of $150.0 of 6.74% Senior Notes, partially offset by additional interest income resulting from higher average cash balances and higher interest rates earned on invested funds.

Taxes on Income

     The effective tax rate is based on management's estimates of the geographic mix of projected annual pre-tax income and, to a lesser extent, state and local taxes. In addition, the effective tax rate is adjusted for certain discrete events that may arise from time to time. The effective tax rate was 30.4% in 2006, compared to 35.3% in 2005 and 23.3% in 2004. In 2006, the effective rate was adversely impacted by:

     o the gain from the patent lawsuit settlement with Zebra, for which taxes were provided at a blended U.S. (state and federal) tax rate of 39.5%,
     o    losses in jurisdictions for which no tax benefit was recognized,
     o the $5.0 impairment charge recorded during the third quarter of 2006 (see Note 2 of Notes to Consolidated Financial Statements) for which no tax benefit was recognized, and
     o    the   adoption  of  SFAS  No.  123R,   which   impacted  the  rate  by
          approximately 1%. SFAS No. 123R requires the expensing of stock compensation awards, however for certain awards, including qualified incentive stock options, no tax benefit is recognized.

     The adverse impacts described above were partially offset by 1) favorable adjustments recorded in the third quarter of 2006 of approximately $0.9 attributable to income tax reserves no longer required, as well as a reduction in the valuation allowance related to certain tax carryforwards of approximately $1.0, and 2) favorable adjustments recorded in the fourth quarter of 2006 of approximately $1.2 attributable to a tax rebate realized in our Sri Lankan operation, and $1.3 related to the realization of state and local income tax credit carryforwards.

     The increase in the 2005 rate when compared to 2004 was primarily due to the $4.8 charge recorded in conjunction with our decision to repatriate foreign earnings pursuant to the American Jobs Creation Act of 2004 Act and, to a lesser extent, certain restructuring charges in the Company's EMEA region for which no tax benefit was provided.

LIQUIDITY AND CAPITAL RESOURCES

     The table below presents summary cash flow information for the years indicated:

                                                2006        2005        2004
                                             -----------  ----------  ----------
Net cash provided by operating activities          $85.7       $71.3      $85.5
Net cash used in investing activities              (48.5)      (45.8)     (36.5)
Net cash used in financing activities              (46.5)      (63.4)     (23.3)
                                             -----------  ----------  ----------
  Total change in cash and cash
        equivalents (a)                            $(9.3)     $(37.9)     $25.7
                                             ===========  ==========  ==========

(a) Before the effect of exchange rate changes on cash flows.


Overview

     Cash provided by operating activities has been our primary source of funds to finance operating needs and growth opportunities. In November 2005, we entered into a five-year, $150 multi-currency Revolving Credit Agreement (the "Credit Agreement") with a group of five domestic and three international banks. We may increase the credit facility up to a maximum $250, subject to providing the participating banks adequate advance notice and securing their approval. Management believes that we will continue to generate sufficient cash from our operating activities for the foreseeable future, supplemented by availability under the Credit Agreement, to fund our working capital needs, strengthen our balance sheet and support our growth strategy of expanding our geographic reach and product offerings.

Operating Activities

     Net cash provided by operating activities was $85.7, $71.3, and $85.5 in 2006, 2005 and 2004, respectively. The year-ended 2006 includes $24.3 of net income attributable to the patent lawsuit settlement (see Note 15 to Notes to Consolidated Financial Statements). Working capital and the corresponding current ratio were $182.7 and 2.2:1 and $174.2 and 2.2:1 at December 31, 2006 and 2005, respectively. The increase in working capital resulted primarily from substantial increases in accounts receivable and inventories, which were partially offset by increases in accounts payable and accrued liabilities. The increase in inventory was due to strong sales and order activity anticipated in 2007 and a build-up of inventories to support execution of our realignment plan. The increase in accounts receivable was due primarily to higher levels of sales experienced during particularly strong months of November and December when compared to the prior year.

     In connection with the 2005 Restructuring Program, we expect to incur total pre-tax, non-recurring charges, upon completion, in the range of $25.0 to $33.0, which includes approximately $5.0 to $8.0 of non-cash charges. During 2006 and 2005, we recognized charges of $10.0 and $8.7, respectively, in connection with the 2005 Restructuring Program. In the aggregate, since October 2005, we have recorded charges of approximately $18.7 in connection with the 2005 Restructuring Program, of which, approximately $15.5 represents cash costs. We currently expect to realize approximately $15.0 in cost savings during 2007. These savings relate principally to salaries and related expenses, and will be reflected as a reduction in cost of goods sold as well as a reduction in selling, general and administrative expenses; we currently do not expect to redirect a significant amount of those savings to spending in other areas or other income statement line items.

     The American Jobs Creation Act of 2004 (the "AJCA") created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by generally providing an 85% exemption for qualifying dividends received prior to December 31, 2005. During 2005, our Chief Executive Officer and Chief Financial Officer, together with the Board of Directors, approved a domestic reinvestment plan as required by the AJCA to repatriate $122.4 in foreign earnings. We recorded tax expense in 2005 of $4.8 related to the repatriation program, which was completed during the fourth quarter of 2005.

Investing Activities

     For the years ended December 31, 2006, 2005 and 2004, we incurred $44.7, $32.9, and $38.7, respectively, of capital expenditures to acquire production machinery, expand capacity, install system and equipment upgrades and continue with the growth and expansion of our operations in the emerging markets of Asia Pacific, EMEA and Latin America. Capital expenditures are primarily funded by cash provided by operating activities. In 2006, we acquired the business and manufacturing assets of Alternate Labels and Printing (Proprietary) Limited, a manufacturer of printed and woven labels, and graphic tags, for a cash payment of $1.3. In connection with this acquisition, we recognized goodwill of $0.9 based on our preliminary allocation of purchase price to the fair value of the net assets acquired. In addition, during 2006, we acquired the business assets of Adhipress S.A., a supplier of price tickets and merchandising tags to French hypermarkets, for a cash payment of $3.3. In connection with the Adhipress acquisition, we recognized goodwill and intangible assets of $3.5 and $0.8, respectively, based on our preliminary allocations of purchase price to the fair value of the net assets acquired.

     During 2005, we purchased the remaining 50% interest in our joint venture in India for $10.5 and the business and manufacturing assets of EMCO labels for $2.8. In connection with these acquisitions, we recognized goodwill of $7.0 and $1.9, respectively, based on our allocations of purchase prices to the fair value of net assets acquired.

     During 2004, we received proceeds of $1.0 from the sale of our 10% equity interest in Disc Graphics, Inc., a diversified manufacturer and printer of specialty paperboard packaging.

Financing Activities

     The components of total capital as of December 31, 2006, 2005 and 2004, respectively, are presented below:

                                            2006      2005      2004
                                          --------  --------  --------
Due to banks                                 $1.3      $3.0      $3.9
Current maturities of long-term debt          8.0        --        --
Long-term debt                               35.4      97.7     163.1
                                          --------  --------  --------
     Total debt                              44.7     100.7     167.0
Shareholders' equity                        544.5     454.9     440.6
                                          --------  --------  --------
     Total capital                         $589.2    $555.6    $607.6
                                          ========  ========  ========
Total debt as a percent of total capital      7.6%     18.1%     27.5%
                                          ========  ========  ========

     Management believes that the borrowings available under the our Credit Agreement provide sufficient liquidity to supplement our operating cash flow. For the years ended December 31, 2006, 2005 and 2004, the net repayments in our outstanding debt were $56.4, $73.5 and $27.5, respectively. During 2006, we used the net proceeds received from the patent lawsuit settlement to reduce borrowings under the Credit Agreement. In 2005, we had an unsecured ten-year, $150 Senior Note agreement (the "Senior Notes") due 2008 with institutional lenders, primarily insurance companies. The Senior Notes had an interest rate of 6.74%, payable semi-annually. These notes were repaid in December 2005 with accrued interest of $3.2 and prepayment charges of $7.4.

     We have various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the years ended December 31, 2006, 2005 and 2004, we received proceeds of $9.9, $16.1 and $4.2, respectively, from common stock issued under our employee stock option and stock purchase plans.

     We have a stock repurchase plan with an authorization from our Board of Directors to use up to $150.0 for the repurchase of our shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. We repurchased approximately 343,000 shares in 2005 for an aggregate price of $6.0, or $17.47 per share. We did not repurchase any shares in 2006 or 2004. Since the inception of the stock repurchase program, we have repurchased 12,636,000 of our shares for an aggregate price of $128.0, an average of $10.13 per share. We immediately retired the repurchased shares. As of December 31, 2006, we had $22.0 available under our $150.0 stock repurchase program authorization. We may continue to repurchase our shares under the existing authorization, depending on market conditions and cash availability. We believe that funds from future operating cash flows and funds available under our Credit Agreement are adequate to allow us to continue to repurchase our shares under the stock repurchase plan, should we choose to do so.

Financing Arrangements

    Our Senior Notes had an interest rate of 6.74%, payable semi-annually. These notes were repaid in December 2005.

     In November 2005, we replaced our existing three-year $50 revolving credit facility with a $150 Credit Agreement with a group of five domestic and three international banks. Under the Credit Agreement, we pay a facility fee determined by the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Borrowings under the Credit Agreement bear interest at the prime rate, negotiated rates, rates referenced to the London Interbank Offered Rate ("LIBOR") or Euro LIBOR, at our option, with applicable margins varying in accordance with our attainment of specified debt to EBITDA thresholds and are guaranteed by certain of our domestic subsidiaries. We may increase the credit facility up to a maximum of $250, subject to providing the participating banks adequate advance notice and securing their approval. At December 31, 2006, the interest rate on outstanding borrowings under this Credit Agreement had a weighted average interest rate of 5.45%.

     We must maintain an excess of consolidated total assets over total liabilities of not less than the sum of $350 plus 35% of cumulative consolidated net income from October 1, 2005. Our maximum allowable debt to EBITDA ratio, as defined, is 3.0 to 1 and minimum allowable fixed charge coverage ratio, as defined, is 1.5 to 1. We are in compliance with all debt covenants. We disclose the details of the compliance calculation to our banks and certain other lending institutions in a timely manner. Under the Credit Agreement, we cannot pay in excess of $50.0 in cash dividends during any 12-month period, and cannot pay in excess of $100.0 in cash dividends over our five-year term.

     Average borrowings under the Credit Agreement during 2006 were $79.8 at an average interest rate of 5.09%. Average borrowings under the revolving credit facility in 2005 and 2004 were $10.0, and $3.8 at average interest rates of 5.03%, and 2.10%, respectively. The borrowings outstanding under the Credit Agreement at December 31, 2006 and December 31, 2005 were $30.1 and $84.1, respectively.

     Facilities financed by economic development revenue bonds have been accounted for as plant and equipment, and the related bonds are recorded as debt. In connection with the 2005 Restructuring Program, one of the facilities financed by these bonds will be closed in 2007 and, accordingly, the amount related to that facility is classified as a current maturity of long term debt. The balance of the bonds is recorded as long-term debt. The variable rate bonds for the years ended December 31, 2006 and 2005 had weighted average interest rates of 3.46% and 2.5%, respectively. The rate on these bonds was 3.97% at December 31, 2006.

     Net interest expense was $3.8 in 2006, $9.3 in 2005 (excluding the impact of the $7.4 of prepayment charges), and $10.7 in 2004.

Off Balance Sheet Arrangements

     We have no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Market Risk

     In the normal course of business, we are exposed to foreign currency exchange rate and interest rate risks that could impact our results of operations.

     At times,  we reduce our  market  risk  exposures  by  creating  offsetting positions through the use of derivative financial instruments. All of our derivatives have high correlation with the underlying exposures. Accordingly, changes in fair value of derivatives are expected to be offset by changes in value of the underlying exposures. We do not use derivative financial instruments for trading purposes.

     We manage a foreign currency hedging program to hedge against fluctuations in foreign currency denominated trade assets and liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts that we entered into amounted to $112.0, $114.8 and $153.9 in 2006, 2005 and 2004, respectively.

     The following table summarizes, as of December 31, 2006, our forward foreign exchange contracts by currency. All of our forward foreign exchange contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments:

                                                                   Contract Amounts (in thousands)        Fair Value
                                                                   -------------------------------      --------------
                                                                      Receive                Pay         (US$ 000's)
                                                                   -------------     -------------      --------------
   Contract to receive US$/pay Euro ("EUR")......................  US$       752     EUR       982      $       11
   Contracts to receive US$/pay British pounds ("GBP")...........  US$     6,132     GBP     3,130      $      (11)
   Contract to receive GBP/pay US$...............................  GBP     1,944     US$     3,714      $       76

     A 10% change in interest rates affecting our floating rate debt instruments would have an immaterial impact on our pre-tax earnings and cash flows over the next fiscal year. Such a move in interest rates would have virtually no effect on the fair value of our floating rate debt instruments.

     We sell our products worldwide, and a substantial portion of our net sales, cost of sales and operating expenses are denominated in foreign currencies. This exposes us to risks associated with changes in foreign currency exchange rates that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our major customers are retailers, branded apparel companies and contract manufacturers that have historically paid their balances with us.

     There were no significant changes in our exposure to market risk in the past three years.

Aggregate Contractual Obligations

     Our aggregate contractual obligations are as follows:

                                                               Payments due by period
                                              -----------------------------------------------------
                                                        Less than                         More than
      Contractual Obligations                  Total      1 year   1-3 years   3-5 years   5 years
-----------------------------------           --------  ---------  ----------  ---------- ---------
Long-term debt obligations ........           $ 44.7    $    9.3   $      --   $    30.3   $   5.1
Operating lease obligations .......             45.0        12.1        15.6         9.8       7.5
Capital lease obligations .........              0.7         0.4         0.3          --        --
Severance obligations .............              8.2         4.8          --          --       3.4
Purchase obligations ..............              8.5         8.4         0.1          --        --
Post-employment benefit obligations             12.3         1.1         2.0         2.0       7.2
                                              --------  ---------  ----------  ---------- ---------
  Total ...........................           $ 119.4   $   36.1   $    18.0   $    42.1   $  23.2
                                              ========  =========  ==========  ========== =========

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management has identified the following policies and estimates as critical to our business operations and the understanding of our results of operations. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

Revenue Recognition

     We recognize revenue from product sales at the time of shipment and include freight billed to customers. In addition, in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition, revised and updated," we recognize revenues from fixed price service contracts on a pro-rata basis over the life of the contract, as they are generally performed evenly over the contract period. Revenues derived from other service contracts are recognized when the services are performed. SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

Sales Returns and Allowances

     Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on our history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for our products and (3) acceptance of our products in the marketplace when evaluating the adequacy of our provision for sales returns and allowances. Historically, we have not experienced a significant change in our product return rates resulting from these factors. For the years ended December 31, 2006, 2005 and 2004, the provision for sales returns and allowances accounted for as a reduction to gross sales, was not material.

Allowance for Doubtful Accounts

     Management makes judgments, based on our established aging policy, historical experience and future expectations, as to the collectibility of our accounts receivable, and establishes an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to our estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. Our accounts receivable balances were $146.4, net of allowances of $12.3, and $128.9, net of allowances of $10.7, at December 31, 2006 and 2005, respectively.

Inventories

     Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $9.7 and $9.1 as of December 31, 2006 and 2005, respectively. The value of all other inventories, which are determined using the first-in, first-out method, was $109.8 and $90.1 as of December 31, 2006 and 2005, respectively.

     On an ongoing basis, we evaluate the composition of our inventories and the adequacy of our allowance for slow-turning and obsolete products. Market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of our products, and current sales activities for this type of inventory.

Goodwill

     We evaluate goodwill for impairment annually, using a fair value approach, at the reporting unit level. In addition, we evaluate goodwill for impairment if a significant event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding our fair value. Factors we consider important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative industry or economic trends; (4) significant decline in our stock price for a sustained period; and (5) our market capitalization relative to net book value. We assess the existence of impairment by comparing the implied fair values of our reporting units with their respective carrying amounts, including goodwill. During the fourth quarter of 2006, we completed our annual goodwill impairment assessment and, based on the results, we determined that no impairment of goodwill existed at October 31, 2006, and there have been no indicators of impairment since that date. A subsequent determination that this goodwill is impaired, however, could have a significant adverse impact on our results of operations or financial condition.

Impairment of Long-Lived Assets

     We periodically review our long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. Asset impairment analysis related to certain fixed assets in connection with our restructuring initiatives requires management's best estimate of net realizable value, which includes an assessment of asset life and pricing trends impacting those assets and, where appropriate, quoted market prices. Management's analysis is, in part, sensitive to our estimates of salvage value for certain assets as well as the continuing relevance of quoted market prices of assets and other factors of fair value. Changes in management's estimates could impact the amount of our impairment charges, as well as depreciation expense recorded on certain assets. Impairment charges related to long-lived assets approximated $1.0, $4.7, and $2.3, respectively, in 2006, 2005 and 2004.

Investments

     We regularly evaluate the carrying value of our investments. When assessing investment securities for other-than-temporary declines in value, we consider such factors as, among other things, the financial condition of the investee, competitive factors, the outlook for the overall industry in which the investee operates and new products that the investee may have forthcoming that will improve its operating results. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we reduce the carrying value of the investment to fair value. During 2006, we recorded $5.0 of an other-than-temporary reduction in fair value of our investment in International Imaging Materials, Inc. ("IIMAK"). Should the fair value of our investment continue to decline in future periods, we may be required to record additional charges if the decline is determined to be other-than-temporary.

Accounting for Income Taxes

     As part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each jurisdiction in which we operate. This process involves estimating the actual current tax liabilities, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that we believe that recovery is not more than likely, we establish a valuation allowance. If a valuation allowance is established or increased during any period, we record this amount as an expense within the tax provision in the consolidated statement of income. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recognized against net deferred tax assets. Valuation allowances are based on our estimates of the taxable income in the jurisdictions in which we operate and the period over which the deferred tax assets may be recoverable.

     Deferred taxes are not provided on the portion of undistributed earnings of non-U.S. subsidiaries that is considered to be permanently reinvested. In the event that we change our consideration on permanently reinvesting the undistributed earnings of our non-U.S. subsidiaries, circumstances change in future periods, or there is a change in accounting principles generally accepted in the United States, we may need to establish an additional income tax provision for the U.S. and other taxes arising from repatriation, which could materially impact our results of operations.

     The American Jobs Creation Act of 2004 (the "AJCA") created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for qualifying dividends received prior to December 31, 2005. During 2005, our Chief Executive Officer and Chief Financial Officer, together with the Board of Directors, approved a domestic reinvestment plan as required by the AJCA to repatriate $122.4 in foreign earnings. We recorded tax expense in 2005 of $4.8 related to these dividends received. The related earnings were repatriated during the fourth quarter of 2005. With the subsequent filing of our 2005 U.S. federal corporate income tax return, it was determined that foreign tax credits associated with the repatriation exceeded original estimates and a tax benefit of $1.0 was recorded in the third quarter of 2006.

Foreign Currency Translation

     As of December 31, 2006 and 2005, accumulated other comprehensive income primarily consisted of cumulative foreign currency translation adjustments. The net assets of our foreign operations are translated into U.S dollars using the exchange rates at each balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The U.S. dollar results that arise from such translations are included in cumulative currency translation adjustments in accumulated other comprehensive income. At December 31, 2006 and December 31, 2005, the cumulative foreign translation adjustment was $24.3 and $10.0, respectively. No incremental U.S income taxes are provided for these translation adjustments since we consider undistributed earnings of foreign subsidiaries to be permanently invested. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transactions resulted in losses of $1.3, $0.1 and 0.2, respectively, for the years ended December 31, 2006, 2005 and 2004.

Stock-Based Compensation

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), which replaces SFAS 123, "Accounting for Stock-Based Compensation", by eliminating the choice to account for employee stock options under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires that new, modified and unvested share-based awards to employees, such as stock options and restricted stock, be recognized in the financial statements based on the estimated fair value of such awards at date of grant and recognized as compensation expense over the vesting period. The fair value of each option award is estimated using the Black-Scholes option pricing model taking into account certain key assumptions. The primary assumptions which we considered when determining the fair value of each option award included:

     o    the expected term of awards granted,
     o    the expected volatility of our stock price,
     o    the risk-free interest rate applied, and
     o    an estimate for expected forfeitures.

     The expected term of awards granted is based upon the historical exercise patterns of the participants in our plans, and expected volatility is based on the historical volatility of our stock, commensurate with the expected term of the respective awards. The risk-free rate for the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of grant. In addition, we estimate forfeitures when recognizing compensation expense and adjust estimated forfeitures over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates.

Recently Issued Accounting Pronouncements

     Effective January 1, 2006, we adopted SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" and requires that the items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning January 1, 2006. Our adoption of SFAS No. 151 did not have a material impact on our results of operations or financial condition.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No.109" (FIN
48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recognized as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

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

     In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106, and 132(R)." SFAS No. 158 requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires the recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting, and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the first fiscal year ending after December 15, 2006 and measurement elements to be effective for the fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material impact on our results of operations or financial condition.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

     In June 2003, the Securities and Exchange Commission ("SEC") issued rules on internal control over financial reporting that were mandated by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). These rules require management reporting on internal control over financial reporting. We employed the Internal Control - Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Our management has assessed our internal control over financial reporting to be effective as of December 31, 2006. Additionally, Ernst & Young LLP, the independent registered public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting as of December 31, 2006.

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A: Controls and Procedures

     Disclosure Controls and Procedures. We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Internal Control over Financial Reporting. We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management concluded that, as of December 31, 2006, our internal control over financial reporting is effective. Additionally, Ernst & Young LLP, the independent registered public accounting firm that audited our 2006, 2005 and 2004 consolidated financial statements, has issued an attestation report on management's assessment of our internal control over financial reporting as of December 31, 2006.

     There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the fourth quarter of 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

     Not applicable.

                                    PART III

Item 10: Directors, Executive Officers and Corporate Governance

     Except as set forth below, incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Shareholders scheduled to be held on May 3, 2007.

     Code of Business Ethics

     We have a Code of Business Ethics that applies to our employees, including our Chief Executive Officer, Chief Financial Officer and other persons performing similar management and finance functions, globally. We make our Code of Business Ethics available free of charge through our Web site (www.paxar.com). If we make changes to our Code of Business Ethics for any of our senior officers, we expect to provide the public with notice of any such change or waiver by publishing a description of such event on our Web site or by other appropriate means as required by applicable rules of the SEC.

Item 11: Executive Compensation

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Shareholders scheduled to be held on May 3, 2007.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Shareholders scheduled to be held on May 3, 2007.

Item 13: Certain Relationships and Related Transactions, and Director
Independence

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Shareholders scheduled to be held on May 3, 2007.

Item 14: Principal Accountant Fees and Services

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Shareholders scheduled to be held on May 3, 2007.

                                     PART IV


Item 15: Exhibits and Financial Statement Schedules

(a) Documents

(1) FINANCIAL STATEMENTS --
    Management's Responsibility for Financial Reporting................       29
    Management's Report on Internal Control over Financial Reporting...       29
    Reports of Independent Registered Public Accounting Firm...........30 and 31
    Consolidated Statements of Income for the years ended December 31,
     2006, 2005 and 2004...............................................       32

    Consolidated Balance Sheets as of December 31, 2006 and 2005.......       33

    Consolidated Statements of Shareholders' Equity and Comprehensive
    Income for the years ended December 31, 2006, 2005 and 2004........       34

    Consolidated Statements of Cash Flows for the years ended December
     31, 2006, 2005 and 2004...........................................       35

    Notes to Consolidated Financial Statements......................... 36 to 53

(2) FINANCIAL STATEMENT SCHEDULE --
    Schedule II -- Valuation and Qualifying Accounts...................       54

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

(b) Exhibits

       3.1    Amended and Restated By-laws. (A)
       3.2    Amended and Restated Certificate of Incorporation. (C)
       3.3    Amendment to Amended and Restated  Certificate  of  Incorporation.
              (D)
       10.1   Registrant's 1990 Employee Stock Option Plan. (B)
       10.2   Registrant's 1997 Incentive Stock Option Plan. (E)
       10.3   Deferred Compensation Plan for Directors. (F)
       10.4   Note Purchase Agreement dated as of August 4, 1998. (G)
       10.5 Form of Change of Control Employment Agreement between the Registrant and named executive officers and other executives. (H)
       10.6 Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging Material, Inc., Center Capital Investors III, L.P. and Related Partnerships. (I)
       10.7 Amendment No. 1, dated March 9, 2000 to the Stock Purchase and Recapitalization Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging Materials, Inc., Centre Capital Investors III, L.P., and related partnerships. (I)
       10.8   Registrant's 2000 Long-Term Performance and Incentive Plan. (J)
       10.9 Agreement, dated as of July 11, 2001, by and between Paxar Corporation and Arthur Hershaft. (K)
       10.10 Agreement, dated as of September 1, 2001, by and between Paxar Corporation and Victor Hershaft. (L)
       10.11  Credit Agreement, dated as of November 28, 2005. (M)
       10.12 Termination of Agreement, dated as of November 17, 2003, by and between Paxar Corporation and Arthur Hershaft. (N)
       10.13 Employment Agreement, dated as of October 1, 2004, between Paxar Corporation and Arthur Hershaft. (O)
       10.14  Registrant's 2005 Incentive Compensation Plan. (P)
       10.15  Settlement  Agreement,  dated  September  14, 2006, by and between
              Paxar Corporation and Zebra Technologies Corporation. (Q)
       10.16  Form  of  Stock  Option  Award  Agreement  under  the  Paxar  2000
              Long-Term Performance and Incentive Plan.*
       10.17 Performance Share Agreement for 2006, Under the Paxar 2006 Incentive Compensation Plan. (R)
       21.1   Subsidiaries of Registrant.
       23.1   Consent of Independent Registered Public Accounting Firm.
       31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.
       31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1   Certification  Pursuant  to 18 U.S.C.  Section  1350,  as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2   Certification  Pursuant  to 18 U.S.C.  Section  1350,  as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (A) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated December 28, 2006.

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

     (K) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated July 11, 2001.

          (S) Incorporated herein by reference from Exhibits to Registrant's Form 10-Q filed on November 14, 2001.

     (M)  Filed herein as Exhibit 10.11.

     (N) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

     (O) Incorporated herein by reference from Exhibits to Registrant's Form 10-Q filed on November 5, 2004.

     (P) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated January 1, 2005.

     (Q) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated September 14, 2006.

     (R) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated May 4, 2006.

          *    Filed with this report

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

     Management has established and maintains a system of internal accounting and other controls for us and our subsidiaries. This system and its established accounting procedures and related controls are designed to provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, that policies and procedures are implemented by qualified personnel, and that published financial statements are properly prepared and fairly presented. Our system of internal accounting and other controls is continually reviewed by internal auditors and supported by widely communicated written policies, including business conduct policies, which are designed to require all employees to maintain high ethical standards in the conduct of our affairs.


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

     Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.





/s/ Robert P. van der Merwe
---------------------------
Robert P. van der Merwe
Chairman of the Board of Directors
President and Chief Executive Officer


/s/ Anthony S. Colatrella
-------------------------
Anthony S. Colatrella
Vice President and Chief
Financial Officer


February 27, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Paxar Corporation:

     We have audited the accompanying consolidated balance sheets of Paxar Corporation and Subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123(R) (revised 2004) "Share-Based Payment" effective January 1, 2006.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.



/s/ Ernst & Young LLP

New York, New York
February 27, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Paxar Corporation:

     We have audited management's assessment, included in the accompanying "Management's Report on Internal Control over Financial Reporting," that Paxar Corporation and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 of the Company, and our report dated February 27, 2007 expressed an unqualified opinion thereon.




/s/ Ernst & Young LLP
---------------------
New York, New York
February 27, 2007

                  PAXAR CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
         For the years ended December 31, 2006, 2005 and 2004
                (in millions, except per share amounts)

                                                 2006       2005     2004
                                             --------------------------------
Sales                                          $ 880.8    $ 809.1   $ 804.4
Cost of sales                                    556.9      504.6     492.7
                                             ---------    -------   -------
   Gross profit                                  323.9      304.5     311.7
Selling, general and administrative expenses     264.4      239.3     240.8
Gain on lawsuit settlement                        39.4       --        --
Integration/restructuring and other costs         10.0       15.1      --
                                             ---------    -------   -------
   Operating income                               88.9       50.1      70.9
Other income (loss), net                          (3.5)       2.1       1.6
Interest expense, net                              3.8        9.3      10.7
Prepayment charges - debt retirement              --          7.4      --
                                             ---------    -------   -------
   Total interest expense                          3.8       16.7      10.7
                                             ---------    -------   -------
   Income before taxes                            81.6       35.5      61.8
Taxes on income                                   24.8       12.5      14.4
                                             ---------    -------   -------
   Net income                                  $  56.8    $  23.0   $  47.4
                                             =========    =======   =======
Basic earnings per share                       $  1.39    $  0.57   $  1.20
                                             =========    =======   =======

Diluted earnings per share                     $  1.36    $  0.56   $  1.17
                                             =========    =======   =======

Weighted average shares outstanding:
   Basic                                          41.0       40.3      39.6
   Diluted                                        41.8       41.3      40.6


    The accompanying notes are an integral part of the financial statements.

                  PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                  (in millions, except share amounts)

                                                             December 31,   December 31,
                                                                 2006           2005
                                                             ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                                      $ 40.2         $ 48.2
Accounts receivable, net of allowances of $12.3 and $10.7 in
 2006 and 2005, respectively                                    146.4          128.9
Inventories                                                     119.5           99.2
Deferred income taxes                                            12.7           19.3
Other current assets                                             21.4           18.2
                                                               -------        ------
          Total current assets                                  340.2          313.8
                                                               -------        ------

Property, plant and equipment, net                              179.7          166.1
Goodwill and other intangible, net                              234.1          224.3
Other assets                                                     17.0           23.4
                                                               -------        ------
Total assets                                                   $771.0         $727.6
                                                               =======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks                                                   $  1.3         $  3.0
Current maturities of long-term debt                              8.0           --
Accounts payable and accrued liabilities                        134.8          118.8
Accrued taxes on income                                          13.4           17.8
                                                               -------        ------
          Total current liabilities                             157.5          139.6
                                                               -------        ------
Long-term debt                                                   35.4           97.7
Deferred income taxes                                            12.1           15.9
Other liabilities                                                21.5           19.5

Commitments and contingent liabilities (Note 16)

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized and none issued                                      --             --
Common stock, $0.10 par value, 200,000,000 shares
 authorized, 41,352,432 and 40,630,951 shares issued and
 outstanding in 2006 and 2005, respectively                       4.1            4.1
Paid-in capital                                                  45.0           26.2
Retained earnings                                               472.7          415.9
Accumulated other comprehensive income                           22.7            8.7
                                                               -------        ------
          Total shareholders' equity                            544.5          454.9
                                                               -------        ------
Total liabilities and shareholders' equity                     $771.0         $727.6
                                                               =======        ======

    The accompanying notes are an integral part of the financial statements.

                  PAXAR CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
         For the years ended December 31, 2006, 2005 and 2004
                             (in millions)

                                                                                             Accumulated
                                               Common Stock                                     Other
                                             ----------------  Paid-In  Treasury  Retained  Comprehensive  Comprehensive
                                              Shares  Amount   Capital    Stock   Earnings  Income (Loss)     Income
                                             -------- -------  -------- --------- --------- -------------  -------------
Balance, December 31, 2003                      39.1   $ 3.9    $ 10.3  $     --   $ 345.5       $  17.6
Comprehensive income:
  Net income                                      --      --        --        --      47.4            --      $  47.4
  Other comprehensive income/(loss):
    Translation adjustments                       --      --        --        --        --          11.8         11.8
    Unrealized gain on derivatives, net of
     taxes                                        --      --        --        --        --           0.1          0.1
    Post-employment benefit obligation
     adjustments, net of taxes                    --      --        --        --        --          (0.5)        (0.5)
                                                                                                              --------
  Comprehensive income                            --      --        --        --        --            --      $  58.8
                                                                                                              ========
Shares issued -- various plans                   0.5     0.1       4.4        --        --            --
                                             -------- -------  -------- --------- ---------      --------
Balance, December 31, 2004                      39.6     4.0      14.7        --     392.9          29.0
Comprehensive income:
  Net income                                      --      --        --        --      23.0            --      $  23.0
  Other comprehensive income/(loss):
    Translation adjustments                       --      --        --        --        --         (19.7)       (19.7)
    Unrealized gain on derivatives, net of
     taxes                                        --      --        --        --        --          (0.1)        (0.1)
    Post-employment benefit obligation
     adjustments, net of taxes                    --      --        --        --        --          (0.5)        (0.5)
                                                                                                              --------
   Comprehensive income                           --      --        --        --        --            --      $   2.7
                                                                                                              ========
Shares issued -- various plans,
  including the tax benefit of stock
  option exercises of $0.6                       1.3     0.1      16.6        --        --            --
Purchase of common stock                          --      --        --      (6.0)       --            --
Retirement of treasury stock                    (0.3)     --      (6.0)      6.0        --            --
Stock compensation                                --      --       0.9        --        --            --
                                             -------- -------  -------- --------- ---------      --------
Balance, December 31, 2005                      40.6     4.1      26.2        --     415.9           8.7
Comprehensive income:
  Net income                                      --      --        --        --      56.8            --      $  56.8
  Other comprehensive income/(loss):
    Translation adjustments                       --      --        --        --        --          14.3         14.3
    Post-employment benefit obligation
     adjustments, net of taxes                    --      --        --        --        --          (0.3)        (0.3)
                                                                                                              --------
   Comprehensive income                           --      --        --        --        --            --      $  70.8
                                                                                                              ========
Shares issued -- various plans,
  including the tax benefit of stock option
  exercises of $2.8                              0.8      --      12.7        --        --            --
Stock compensation                                --      --       6.1        --        --            --
                                             -------- -------  -------- --------- ---------      --------
Balance, December 31, 2006                      41.4   $ 4.1    $ 45.0  $     --   $ 472.7       $  22.7
                                             ======== =======  ======== ========= =========      ========

    The accompanying notes are an integral part of the financial statements.

                  PAXAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the years ended December 31, 2006, 2005 and 2004
                             (in millions)

                                                 2006     2005      2004
                                               -------- --------  --------
OPERATING ACTIVITIES
 Net income                                     $ 56.8   $ 23.0    $ 47.4
 Adjustments to reconcile net income to net
  cash provided by
    operating activities:
    Depreciation and amortization                 34.6     32.7      32.4
    Stock-based compensation                       6.1      0.9      --
    Prepayment charges - debt retirement          --        7.4      --
    Deferred income taxes                          2.6    (10.2)      6.7
    Impairment of investment                       5.0     --        --
    Gain on sale of property and equipment,
     net                                          (0.4)    (0.2)     (0.6)
    Write-off of property and equipment            1.0      4.7       2.3
 Changes in assets and liabilities, net of
  businesses acquired:
    Accounts receivable                          (15.9)     6.0      (6.7)
    Inventories                                  (19.9)     4.2      (9.3)
    Other current assets                          (2.8)    (0.2)     (2.2)
    Accounts payable and accrued liabilities      13.0      0.3      13.2
    Accrued taxes on income                       (1.7)     6.5      (0.6)
    Other, net                                     7.3     (3.8)      2.9
                                               -------- --------  --------
    Net cash provided by operating activities     85.7     71.3      85.5
                                               -------- --------  --------
INVESTING ACTIVITIES
 Purchases of property, plant and equipment      (44.7)   (32.9)    (38.7)
 Acquisitions, net of cash acquired               (4.6)   (13.8)     (0.7)
 Proceeds from sale of property and equipment      0.8      0.6       1.6
 Other, net                                       --        0.3       1.3
                                               -------- --------  --------
    Net cash used in investing activities        (48.5)   (45.8)    (36.5)
                                               -------- --------  --------
FINANCING ACTIVITIES
 Net (decrease)/increase in short-term debt        6.2     (1.1)     (0.3)
 Additions to long-term debt                      --       84.5      57.8
 Repayments of long-term debt                    (62.6)  (156.9)    (85.0)
 Purchase of common stock                         --       (6.0)     --
 Proceeds from common stock issued under
  employee stock option
  and stock purchase plans                         9.9     16.1       4.2
                                               -------- --------  --------
    Net cash used in financing activities        (46.5)   (63.4)    (23.3)
                                               -------- --------  --------
    Effect of exchange rate changes on cash
     flows                                         1.3     (5.9)      1.9
                                               -------- --------  --------
(Decrease)/increase in cash and cash
 equivalents                                      (8.0)   (43.8)     27.6
Cash and cash equivalents at beginning of
 year                                             48.2     92.0      64.4
                                               -------- --------  --------
Cash and cash equivalents at end of year        $ 40.2   $ 48.2    $ 92.0
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

       The Company operates globally, with approximately 72% of its sales outside the United States. For the years ended December 31, 2006, 2005 and 2004, the Company's operations were organized into three geographic segments consisting of (1) operations principally in the U.S., Canada, and 8 countries in Latin America ("Americas"); (2) operations in 18 countries in Europe, the Middle East and Africa ("EMEA"); and (3) operations in 11 countries in the Asia Pacific region ("Asia Pacific"). The Company's entire array of products and services were offered for sale across each of those geographic segments. As of December 31, 2006, the Company had 103 manufacturing facilities and sales offices located in 40 countries and employed approximately 12,100 people worldwide. In addition, the Company sells its products through independent distributors in 31 countries in which it does not sell directly to the final customer.

     On November 15, 2006, the Company announced a change in its operating segments reflecting the culmination of the business realignment announced in
October 2005. The Company's operations will be organized into two product-focused segments consisting of 1) Global Apparel Solutions and 2) Global Supply Chain Solutions. These changes will be effective for fiscal year 2007; the three segments discussed in Note 9 are presented in the way we internally managed and monitored performance at the business group level in fiscal years 2006, 2005, and 2004.

Note 2: Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts

     Management makes judgments, based on an established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable and establishes an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management specifically analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $146.4, net of allowances of $12.3, and $128.9, net of allowances of $10.7, at December 31, 2006 and 2005, respectively.

Inventories

     Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $9.7 and $9.1 as of December 31, 2006 and 2005, respectively. The value of all other inventories determined using the first-in, first-out method was $109.8 and $90.1 as of December 31, 2006 and 2005, respectively.

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

     The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $112.0, $114.8 and $153.9 in 2006, 2005 and 2004, respectively.

     The fair value of outstanding forward foreign exchange contracts at December 31, 2006 and 2005, for delivery of various currencies at various future dates and the changes in fair value recognized in income in 2006, 2005 and 2004, were not material. The notional value of outstanding forward foreign exchange contracts at December 31, 2006 and 2005, was $10.9 and $7.5, respectively.

     All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

Goodwill and Other Intangible Assets

     The Company applies the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under SFAS No. 142, goodwill is not amortized. Instead, the Company is required to test goodwill for impairment at least annually, using a fair value approach, at the reporting unit level. In addition, the Company evaluates goodwill for impairment if an event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding its fair value. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value.

Impairment of Long-Lived Assets

     The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. Asset impairment analysis related to certain fixed assets in connection with the Company's restructuring initiatives requires management's best estimate of net realizable value, which includes an assessment of asset life and pricing trends impacting those assets and, where appropriate, quoted market prices. Management's analysis is, in part, sensitive to its estimates of salvage value for certain assets as well as the continuing relevance of quoted market prices of assets and other factors of fair value. Changes in management's estimates could impact the amount of the Company's impairment charges, as well as depreciation expense recorded on certain assets. Impairment charges related to long-lived assets approximated $1.0, $4.7 and $2.3, respectively, in 2006, 2005 and 2004.

Investments

     Investments where the Company does not have significant influence and where the market value is not readily determinable are accounted for under the cost method; where market value is readily determinable, they are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Impairment losses on the Company's investments are charged to income for other-than-temporary declines in fair value. During 2006, the Company recognized a $5.0 impairment charge related to an other-than-temporary decline in fair value of its common stock investment in International Imaging Materials, Inc. ("IIMAK"). The impairment charge was recorded in other income
(loss), net, on the accompanying consolidated statements of income. Investments, which are included in other assets in the accompanying consolidated balance sheets, approximated $14.5 and $18.3, as of December 31, 2006 and December 31, 2005, respectively, all of which represent the Company's remaining investment in IIMAK.

Deferred Financing Costs

     Deferred financing costs are amortized over the terms of the related indebtedness. In the fourth quarter of 2005, approximately $0.4 of financing costs were written-off in connection with the early repayment of the Company's 6.74% Senior Notes (see Note 7).

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

Sales Returns and Allowances

     Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, each of which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the years ended December 31, 2006, 2005 and 2004, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Research and Development

    Research and development costs are expensed as incurred. The Company's research and development expenses were approximately $7.8, $7.4 and $7.1 for 2006, 2005 and 2004, respectively.

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

     The American Jobs Creation Act of 2004 (the "AJCA") created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for qualifying dividends received prior to December 31, 2005. During 2005, the Company's Chief Executive Officer and Chief Financial Officer, together with the Board of Directors, approved a domestic reinvestment plan as required by the AJCA to repatriate $122.4 in foreign earnings. The Company recorded tax expense in 2005 of $4.8 related to these dividends received. The related earnings were repatriated during the fourth quarter of 2005. With the subsequent filing of the Company's 2005 U.S. federal corporate income tax return, it was determined that foreign tax credits associated with the repatriation exceeded original estimates and a tax benefit of $1.0 was recorded in the third quarter of 2006.

Earnings per Share

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares, including redeemable common shares, outstanding during the year. Diluted earnings per share reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options.

Foreign Currency Translation

     As of December 31, 2006 and 2005, accumulated other comprehensive income primarily consisted of cumulative foreign currency translation adjustments. The net assets of the Company's foreign operations are translated into U.S dollars using the exchange rates at each balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The U.S. dollar results that arise from such translations are included in cumulative currency translation adjustments in accumulated other comprehensive income. At December 31, 2006 and December 31, 2005, the cumulative foreign translation adjustment was $24.3 and $10.0, respectively. No incremental U.S income taxes are provided for these translation adjustments since the Company considers undistributed earnings of foreign subsidiaries to be permanently invested. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transactions resulted in losses of $1.3, $0.1 and $0.2, respectively, for the years ended December 31, 2006, 2005 and 2004.

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

Stock-Based Compensation

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, "Accounting for Stock-Based Compensation", by eliminating the choice to account for employee stock options under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires that new, modified and unvested share-based awards to employees, such as stock options and restricted stock, be recognized in the financial statements based on the estimated fair value of such awards at date of grant and recognized as compensation expense over the vesting period. The fair value of each option award is estimated using the Black-Scholes option pricing model taking into account certain key assumptions. The primary assumptions that the Company considered when determining the fair value of each option award included 1) the expected term of awards granted, 2) the expected volatility of the Company's stock price, 3) the risk-free interest rate applied and 4) an estimate for expected forfeitures. The expected term of awards granted is based upon the historical exercise patterns of the participants in the Company's plans, and expected volatility is based on the historical volatility of the Company's stock, commensurate with the expected term of the respective awards. The risk-free rate for the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of grant. In addition, the Company estimates forfeitures when recognizing compensation expense and will adjust estimated forfeitures over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

     Prior to January 1, 2006, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. Compensation expense was generally not recorded in the financial statements. For the years ended December 31, 2005 and 2004, had the Company accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company's net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                                         December 31,   December 31,
                                                                            2005           2004
                                                                      --------------- --------------
Net income, as reported                                                        $23.0          $47.4
Add: Stock-based employee compensation expense included in the
determination of net income as reported, net of related tax effects              0.6            0.1
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards granted, net of related
tax effects                                                                     (3.0)          (3.8)
                                                                      --------------- --------------
Pro forma net income                                                           $20.6          $43.7
                                                                      =============== ==============

Earnings per share:
  Basic - as reported                                                         $0.57           $1.20
  Basic - pro forma                                                           $0.51           $1.10
  Diluted - as reported                                                       $0.56           $1.17
  Diluted - pro forma                                                         $0.50           $1.08

Recent Accounting Pronouncements

     Effective January 1, 2006, the Company adopted SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" and requires that the items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning January 1, 2006. The Company's adoption of SFAS 151 did not have a material impact on the Company's results of operations or financial condition.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No.109" ("FIN 48"), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recognized as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on the consolidated financial statements.

     In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS 158 also requires the recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting, and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the first fiscal year ending after December 15, 2006 and measurement elements to be effective for the fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the Company's results of operations or financial condition.

Note 3: Inventories

    The components of inventories are as follows:

At December 31,                      2006       2005
---------------                    -------    -------
Raw materials                       $64.6      $49.2
Work-in-process                       9.1        9.3
Finished goods                       64.2       57.8
                                   -------    -------
                                    137.9      116.3
Allowance for obsolescence          (18.4)     (17.1)
                                   -------    -------
                                   $119.5      $99.2
                                   =======    =======

     If  all  inventories   were  reported  on  a  first-in,   first-out  basis,
inventories would be approximately $2.2 and $2.1 higher at December 31, 2006 and 2005, respectively.

Note 4: Property, Plant and Equipment

    A summary of property, plant and equipment is as follows:

At December 31,                           2006       2005
---------------                         -------     -------
Machinery and equipment                  $344.3     $313.0
Building and leasehold improvements        70.7       65.9
Land                                        6.0        5.3
                                        -------     -------
                                          421.0      384.2
Accumulated depreciation                 (241.3)    (218.1)
                                        --------    -------

                                         $179.7     $166.1
                                        ========    =======

                                                   Years

    Estimated useful lives:
    Buildings.................................. 10 to 50
    Building and leasehold improvements........  1 to 50
    Machinery and equipment....................  1 to 25

    Depreciation expense was $34.1 in 2006, $32.4 in 2005 and $32.1 in 2004.

Note 5: Goodwill and Other Intangibles

     In accordance with SFAS No. 142, the Company completed its annual goodwill impairment assessment during the fourth quarter of 2006, and based on a comparison of the implied fair values of its reporting units with their respective carrying amounts, including goodwill, the Company determined that no impairment of goodwill existed at October 31, 2006, and there have been no indicators of impairment since that date. A subsequent determination that this goodwill is impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

    The changes in the carrying amounts of goodwill for the years ended December 31, 2006, 2005 and 2004 are as follows:

                              Americas          EMEA      Asia Pacific    Total
                              --------         ------     ------------  --------
Balance, January 1, 2004       $117.0          $75.0          $20.5      $212.5
Acquisitions                      3.3            0.2            0.2         3.7
Translation adjustments            --            3.6             --         3.6
                              --------         ------     ------------  --------
Balance, December 31, 2004      120.3           78.8           20.7       219.8
Acquisitions                      2.1            0.9            7.0        10.0
Translation adjustments            --           (5.9)            --        (5.9)
                              --------         ------     ------------  --------
Balance, December 31, 2005      122.4           73.8           27.7       223.9
Acquisitions                       --            4.4             --         4.4
Translation adjustments            --            5.1             --         5.1
                              --------         ------     ------------  --------
Balance, December 31, 2006     $122.4          $83.3          $27.7      $233.4
                              ========         ======     ============  ========

     On December 29, 2006, the Company acquired the business and manufacturing assets of Alternate Labels and Printing Limited, a manufacturer of printed, woven labels and graphics tags, for a cash payment of $1.3. In connection with the acquisition, the Company recognized goodwill of $0.9 based on the preliminary allocation of purchase price to the fair value of the net assets acquired.

     On March 16, 2006, the Company acquired the business and assets of Adhipress S.A. ("Adhipress"), a supplier of price tickets and merchandising tags for $3.3. Additional cash purchase consideration of up to $0.9 will be due if Adhipress achieves certain financial performance targets over a two-year period commencing April 1, 2006. In connection with this acquisition, the Company recognized goodwill of $3.5, and other intangibles of $0.8 based on its allocation of the purchase price to the acquired assets and liabilities. The consolidated statements of earnings reflect the results of operations for Adhipress since the effective date of purchase.

     During 2005, the Company acquired the business and manufacturing assets of EMCO Labels, a manufacturer and distributor of a wide range of handheld and thermal labeling products, for $2.8. In connection with this acquisition, the Company recognized goodwill of $1.9 based on the allocation of purchase price to the acquired assets and liabilities. In addition, during 2005, the Company acquired the remaining 50% interest of a joint venture in India for $10.5

("Paxar India"). Paxar India is a full service provider of apparel identification products, including woven, printed and bar code labels, and merchandising tags for retailers and apparel customers manufacturing in India. In connection with this acquisition, the Company recognized goodwill of $7.0 based on its allocation of purchase price to the fair value of net assets acquired.

     The consolidated statements of earnings reflect the results of operation for each of Adhipress and Alternate Labels and Printing since their respective effective date of purchase. The pro forma impact of these acquisitions was not significant.

     The Company's other intangible is as follows:

At December 31,                         2006           2005
---------------                        ------         ------
Noncompete agreement                    $1.7           $1.7
Customer Relationships                   0.8              -
                                       ------         ------
                                         2.5            1.7
Accumulated amortization                (1.8)          (1.3)
                                       ------         ------
                                        $0.7           $0.4
                                       ======         ======

Note 6:  Accounts Payable and Accrued Liabilities

     A summary of accounts payable and accrued liabilities is as follows:

At December 31,                             2006           2005
---------------                            -------        -------
Accounts payable                            $62.4          $50.3
Accrued payroll costs                        20.9           19.6
Accrued restructuring costs                   5.8            7.4
Trade programs                                7.2            4.7
Advance service contracts                     3.7            4.4
Accrued commissions                           2.6            2.5
Accrued professional fees                     3.3            3.1
Accrued interest                              0.2            0.2
Other accrued liabilities                    28.7           26.6
                                           -------        -------
                                           $134.8         $118.8
                                           =======        =======

Note 7:  Long-Term Debt

     A summary of long-term debt is as follows:

At December 31,                                       2006           2005
---------------                                      -------        -------
Revolving credit facility                             $30.1          $84.1
Economic Development Revenue Bonds                     13.0           13.0
Other                                                   0.3            0.6
                                                     -------        -------

Total debt                                             43.4           97.7
Less: current maturities of long-term debt             (8.0)             -
                                                     -------        -------
                                                      $35.4          $97.7
                                                     =======        =======

     Maturities of long-term debt are as follows:

     Years ending December 31,

Years ending December 31,
------------------------------

2007                              $ 8.0
2010                               30.3
Thereafter                          5.1
                                 -------
                                  $43.4
                                 =======

     The Company had an unsecured ten-year, $150 Senior Note Agreement (the "Senior Notes") due 2008 with institutional lenders, primarily insurance companies. The Senior Notes had an interest rate of 6.74%, payable semi-annually. These notes were repaid in December 2005 with accrued interest of $3.2 and prepayment charges of $7.4.

     In November 2005, the Company replaced its existing three-year $50 revolving credit facility with a five-year $150 multi-currency Revolving Credit Agreement (the "Credit Agreement") with a group of five domestic and three international banks. Under the Credit Agreement, the Company pays a facility fee determined by the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Borrowings under the Credit Agreement bear interest at prime rate, negotiated rates, rates referenced to the London Interbank Offered Rate ("LIBOR") or Euro LIBOR, at the Company's option, with applicable margins varying in accordance with the Company's attainment of specified debt to EBITDA thresholds and are guaranteed by certain domestic subsidiaries of the Company. The Company may increase the credit facility up to $250, subject to providing the participating banks adequate advance notice and securing their approval. At December 31, 2006, the interest rate on outstanding borrowings under this Agreement had a weighted average interest rate of 5.45%.

     Additionally, the Company must maintain an excess of consolidated total assets over total liabilities of not less than the sum of $350 plus 35% of cumulative consolidated net income from October 1, 2005. The Company's maximum allowable debt to EBITDA ratio, as defined, is 3.0 to 1 and minimum allowable fixed charge coverage ratio, as defined, is 1.5 to 1. The Company is in compliance with all debt covenants. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner. In addition, under the Credit Agreement, the Company cannot pay in excess of $50.0 in cash dividends during any 12-month period, and cannot pay in excess of $100.0 in cash dividends over its five-year term.

     Average borrowings under the Credit Agreement during 2006 were $79.8 at an average interest rate of 5.09%. Average borrowings under the revolving credit facility in 2005 and 2004 were $10.0 and $3.8 at average interest rates of 5.03%, and 2.10%, respectively. The borrowings outstanding under the Credit Agreement at December 31, 2006 and 2005 were $30.1 and $84.1 respectively.

     Facilities financed by economic development revenue bonds have been accounted for as plant and equipment and the related bonds are recorded as debt. In connection with the 2005 Restructuring Program, one of the facilities financed by these bonds will be closed in 2007 and, accordingly, the amount related to that facility is classified as a current maturity of long term debt. The balance of the bonds is recorded as long-term debt. The variable rate bonds for the years ended December 31, 2006 and 2005 had weighted average interest rates of 3.46% and 2.5%, respectively. The rate on these bonds was 3.97% at December 31, 2006.

     Net interest expense was $3.8 in 2006, $9.3 in 2005 (excluding the impact of the $7.4 of prepayment charges), and $10.7 in 2004.

Note 8:  Income Taxes

     The components of the provision for income taxes are as follows:

At December 31,               2006      2005      2004
---------------               ----      ----      ----
Federal
  Current                     $8.6     $(7.9)    $(2.8)
  Deferred                     2.9       8.3       0.5

Foreign
  Current                     11.5      10.1      10.5
  Deferred                     0.9       1.9       6.1

State                          0.9       0.1       0.1
                         ---------  --------   -------

                             $24.8     $12.5     $14.4
                         =========  ========   =======

     The deferred tax assets and liabilities are as follows:

At December 31,                                        2006           2005           2004
---------------                                        ----           ----           ----
Deferred tax assets:
Tax credit and tax loss carryforwards                 $25.7          $30.7          $17.9
Other accrued liabilities and allowances                0.9            3.4            7.6
Deferred compensation                                   6.3            3.6            3.4
                                                  ---------       --------       --------

     Total gross deferred tax assets                   32.9           37.7           28.9

Valuation allowance                                   (20.2)         (18.4)         (13.9)
                                                  ---------       --------       --------

     Net deferred tax assets                           12.7           19.3           15.0

Deferred tax liabilities:
Depreciation and other property basis
 differences                                           (6.4)          (4.1)          (7.9)
Other                                                  (5.7)         (11.8)         (13.9)
                                                 ----------      ---------       --------

     Net deferred tax assets/(liabilities)             $0.6           $3.4          $(6.8)
                                                 ==========      =========       ========

     At December 31, 2006, the Company had foreign tax loss carryforwards of $81.0, which will be available to reduce future tax liabilities. Of the $81.0 of foreign tax loss carryforwards, $67.9 have an indefinite life, and the remaining $13.1 begin to expire in 2007. A valuation allowance is established for those deferred tax assets for which the Company believes that recovery is not more than likely. As of December 31, 2006, a valuation allowance of $20.2 existed for certain tax credit and tax loss carryforwards.

     The following tabulation sets forth the reconciliation of federal statutory income tax to the Company's effective income tax rate:

At December 31,                                        2006           2005           2004
---------------                                        ----           ----           ----
Federal statutory tax rate                             35.0%          35.0%          35.0%
State income tax, net of federal income tax
 benefit                                                0.7            0.2            0.1
Foreign taxes at different rates                      (11.6)         (18.9)          (9.1)
Tax credit and tax loss carryforwards not
 benefited                                              5.9            1.2            1.0
Repatriation, net of foreign tax credits               (1.2)          13.5             --
Accruals no longer required                            (2.1)            --           (3.1)
Impact of FAS 123                                       0.6             --             --
Capital loss carryforward not benefited                 2.1             --             --
All other, net                                          1.0            4.3           (0.6)
                                                  ---------       --------       --------

                                                       30.4%          35.3%          23.3%
                                                  =========       ========       ========

     The Company reviewed the status of ongoing and completed tax examinations during 2006, 2005, and 2004, and reduced the income tax provisions in 2006 and 2004 by amounts determined to be in excess of requirements.

     The American Jobs Creation Act of 2004 (the "AJCA") created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for qualifying dividends received prior to December 31, 2005. During 2005, the Company's Chief Executive Officer and Chief Financial Officer, together with the Board of Directors, approved a domestic reinvestment plan as required by the AJCA to repatriate $122.4 in foreign earnings. The Company recorded tax expense in 2005 of $4.8 related to these dividends received. The related earnings were repatriated during the fourth quarter of 2005. With the subsequent filing of the Company's 2005 U.S. federal corporate income tax return, it was determined that foreign tax credits associated with the repatriation exceeded original estimates and a tax benefit of $1.0 was recorded in the third quarter of 2006. A provision has not been established for undistributed foreign earnings of $180.6 not repatriated at December 31, 2006, as those earnings are considered permanently reinvested in the foreign operations. At December 31, 2006 the estimated U.S. tax liability on the undistributed earnings was $31.2. Total foreign-based pre-tax income was approximately $48.5, $55.0, and $65.4 for 2006, 2005 and 2004, respectively.

Note 9:  Segment Information

     For the years ended December 31, 2006, 2005 and 2004, the Company's operations were organized into three geographic segments consisting of:

          (1) The Company's operations principally in the U.S., Canada, 8 countries in Latin America ("Americas");
          (2) Operations in 18 countries in Europe, the Middle East and Africa ("EMEA"); and
          (3) Operations in 11 countries in the Asia Pacific region ("Asia Pacific")

     Information regarding the operations of the Company in these segments is set forth below. The segments discussed herein are presented in the way we internally managed and monitored performance at the business group level in fiscal years 2006, 2005, and 2004. Each of the segments develops, manufactures and markets apparel identification products and bar code and pricing solutions products to customers primarily in the retail and apparel manufacturing industries. On November 15, 2006, the Company announced a change in its operating segments reflecting the culmination of the business realignment announced in October 2005. The Company's operations will be organized into two product-focused segments consisting of 1) Global Apparel Solutions and 2) Global Supply Chain Solutions. These changes will be effective for fiscal year 2007.

Years ended December 31,                               2006           2005           2004
------------------------                               ----           ----           ----
Sales to unaffiliated customers:
Americas                                             $332.7         $331.0         $355.2
EMEA                                                  216.1          209.5          219.9
Asia Pacific                                          332.0          268.6          229.3
                                                  ---------      ---------      ---------

     Total                                           $880.8         $809.1         $804.4
                                                  =========      =========      =========

Intersegment sales:
Americas                                              $71.2          $67.2          $61.7
EMEA                                                   59.0           46.9           49.7
Asia Pacific                                           39.7           27.9           20.7
Eliminations                                         (169.9)        (142.0)        (132.1)
                                                 ----------     ----------      ---------

     Total                                            $  --          $  --          $  --
                                                 ==========     ==========      =========

Operating Income (a):
Americas (b)                                          $32.1          $21.6          $41.3
EMEA (b)                                                2.1            4.4           16.6
Asia Pacific (b)                                       48.8           45.2           38.6
                                                -----------     ----------      ---------

                                                       83.0           71.2           96.5
Corporate expenses (b)                                (33.0)         (20.8)         (25.3)
Gain on lawsuit settlement                             39.4             --             --
Amortization of other intangible assets                (0.5)          (0.3)          (0.3)
                                                -----------     ----------      ---------

     Operating income                                  88.9           50.1           70.9

Other income (loss), net(c)                            (3.5)           2.1            1.6

Interest expense, net(d)                               (3.8)         (16.7)         (10.7)
                                                -----------     ----------      ---------

     Income before taxes                              $81.6          $35.5          $61.8
                                                ===========     ==========      =========

(a) Certain reclassifications have been made to prior years' operating income to conform to the presentation used in the current period.
(b) Americas, EMEA, Asia and Corporate expenses include integration/restructuring costs of $2.0, $4.9, $0.2 and $2.9, respectively, in 2006 and $8.6, $5.6, $0.0 and $0.9, respectively, in 2005.
(c) Includes a $5.0 impairment charge in 2006 related to an other-than-temporary impairment in one of the Company's long-term investments.
(d)  Includes prepayment charges-debt retirement of $7.4 in 2005.

                                        2006      2005      2004
                                        ----      ----      ----
Depreciation and amortization:
Americas                               $11.8     $12.7     $14.0
EMEA                                     9.9       8.9       9.7
Asia Pacific                            11.5       9.7       7.1
                                   ---------   -------   -------

                                        33.2      31.3      30.8
Corporate                                1.4       1.4       1.6
                                   ---------  --------  --------

     Total                             $34.6     $32.7     $32.4
                                   =========  ========  ========

Capital expenditures:
Americas                               $10.8      $6.8      $7.1
EMEA                                    10.3       8.5       8.9
Asia Pacific                            23.0      17.1      22.3
                                   ---------  --------  --------

                                        44.1      32.4      38.3
Corporate                                0.6       0.5       0.4
                                   ---------  --------  --------

     Total                             $44.7     $32.9     $38.7
                                   =========  ========  ========

At December 31,                         2006      2005
---------------                         ----      ----

Long-lived assets:
Americas                              $177.4    $180.9
EMEA                                   138.3     124.5
Asia Pacific                            91.8      80.3
                                   ---------  --------

                                       407.5     385.7
Corporate                                6.3       4.7
                                   ---------  --------

     Total                            $413.8    $390.4
                                   =========  ========

At December 31,                         2006      2005
---------------                         ----      ----

Total assets:
Americas                              $273.9    $272.5
EMEA                                   252.7     224.1
Asia Pacific                           196.9     172.0
                                   ---------  --------

                                       723.5     668.6
Corporate                               47.5      59.0
                                   ---------  --------

     Total                            $771.0    $727.6
                                   =========  ========


     The following table presents sales by product:

Years ended December 31,                2006      2005      2004
------------------------                ----      ----      ----

Apparel Identification Products       $622.5    $562.4    $566.2
Bar Code and Pricing Solutions         258.3     246.7     238.2
                                   ---------  --------  --------

     Total                            $880.8    $809.1    $804.4
                                   =========  ========  ========

     The Company derived sales in the United States of $246.0, or 27.9 % of total sales in 2006, $248.1, or 30.7% of total sales in 2005, and $271.2, or 33.7% of total sales in 2004. In addition, long-lived assets in the United States as of December 31, 2006 and 2005 amounted to $148.4 and $157.3, respectively.

     No one customer accounted for more than 10% of the Company's revenues or accounts receivable in 2006, 2005, or 2004.

Note 10: Supplemental Cash Flow Information

    Cash paid for interest and income taxes is as follows:

Years ended December 31,                2006      2005      2004
------------------------                ----      ----      ----

Interest                                $3.8     $15.6     $10.7

Income taxes                            22.5      12.5       9.3

     For the year ended December 31, 2005, approximately $7.4 of charges were recorded and paid as interest in connection with the early retirement of the 6.74% Senior Notes (see Note 7).

Note 11: Stock-Based Compensation

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

     In 2006, 2005 and 2004, the Company received proceeds of $8.4, $15.2 and $3.8, respectively, from 630,352, 1,281,000 and 514,000 common shares issued upon the exercise of options granted to employees and directors.

     As of December 31, 2006, 3,261,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees and directors under the 1997 Plan and the 2000 Plan, and 2,037,000 shares of common stock were reserved for future grants under the 2000 Plan. In addition, under the 1990 Plan, 29,000 shares of common stock were reserved for issuance upon the exercise of options granted to key employees and directors. Generally, options vest over four years and are exercisable for ten years.

     In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation", and concludes that services received from employees in exchange for stock-based compensation result in a cost to the employer that must be recognized in the financial statements. The cost of such awards is measured at fair value at the date of grant. The Company adopted SFAS No. 123(R) effective January 1, 2006, and is applying the modified prospective method, whereby compensation cost will be recognized for the unvested portion of awards granted prior to January 1, 2006, as well as for awards granted after adoption. Such costs are recognized in the Company's financial statements over the remaining vesting periods. Under this method, prior periods are not revised for comparative purposes. As a result of the adoption of this standard, the Company recorded a pre-tax charge of $3.9 in 2006, or approximately $.07 per share. The related income tax benefit recognized in the statement of income was approximately $0.7 for the year ended December 31, 2006.

     The fair value of each stock option grant in 2006 was estimated on the date of grant using the Black-Scholes option-pricing model. The primary assumptions that the Company considered when determining the fair value of each option award included 1) the expected term of awards granted, 2) the expected volatility of the Company's stock price, 3) the risk-free interest rate applied and 4) an estimate for expected forfeitures. The expected term of awards granted is based upon the historical exercise patterns of the participants in the Company's plans, and expected volatility is based on the historical volatility of the Company's stock, commensurate with the expected term of the respective awards. The risk-free rate for the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of grant. The table below illustrates the aforementioned weighted average assumptions for 2006.

     The  following   summarizes  the  assumptions  used  in  the  Black-Scholes option-pricing model:

                                             2006      2005      2004
                                             ----      ----      ----
Risk-free interest rate                       4.6%      3.7%      3.5%
Expected years until exercise                 4.9       5.0       6.0
Expected stock volatility                    37.1%     43.3%     44.8%
Dividend yield                                0.0       0.0       0.0
Weighted average fair value per share       $7.96     $7.71     $6.90

     The Company estimated forfeitures in the range of 7-9% based on historical experience, and will adjust estimated forfeitures over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates.

     As of December 31, 2006, there was approximately $3.7 of unrecognized compensation cost related to non-vested stock options. Approximately $1.8 is expected to be recognized in 2007, $1.2 in 2008 and $0.7 in 2009.

     The following table summarizes information concerning outstanding and exercisable options by two ranges of exercise prices as of December 31, 2006:

                                       Options Outstanding                                Options Exercisable
                   ------------------------------------------------------------ ----------------------------------------
                                          Weighted-average
Range of exercise   Number outstanding           remaining    Weighted-average   Number exercisable    Weighted-average
 prices                  as of 12/31/06    contractual life      exercise price       as of 12/31/06      exercise price
 ------                  --------------    ----------------      --------------       --------------      --------------
    $7.37 - $12.89                 0.7                 3.6               $9.89                  0.7               $9.89
   $12.90 - $22.02                 2.6                 6.4              $16.32                  1.6              $15.92
                        ---------------                                               --------------
                                   3.3                 5.7              $14.68                  2.3              $14.22
                        ===============                                               ==============

     The  weighted   average   remaining   contractual  life  of  stock  options
exercisable as of December 31, 2006 was 5 years.

     The following is a summary of the stock option activity during the years ended December 31, 2006, 2005 and 2004:

                                        2006                           2005                           2004
                            ------------------------------ ------------------------------ ------------------------------
                                              Weighted-                      Weighted-                      Weighted-
                                               average                        average                        average
                                Shares      exercise price     Shares      exercise price     Shares      exercise price
                                ------      --------------     ------      --------------     ------      --------------

Outstanding at beginning of
 year                                  3.7         $14.43             4.3         $13.16             4.7         $12.54
----------------------------
Granted                                0.3         $20.23             0.7         $17.88             0.6         $14.56
Exercised                             (0.6)        $13.66            (1.2)        $11.89            (0.5)         $8.52
Forfeited                             (0.1)        $16.15            (0.1)        $14.53            (0.5)        $14.03
                               -----------                     ----------                     ----------

Outstanding at year-end                3.3         $14.68             3.7         $14.43             4.3         $13.16
                               ===========                     ===========                    ==========

     The aggregate intrinsic value of stock options outstanding as of December 31, 2006 was approximately $27.7. The aggregate intrinsic value of stock options exercisable as of December 31, 2006 was approximately $20.4 The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $4.5, $10.7 and $2.9, respectively.

Performance Awards

     During 2006 and 2005, the Company granted certain key executives performance-based awards, which enable them to receive payment in shares of the Company's common stock, based on certain performance criteria, as defined in the plans. The Company is required to evaluate the probability of the achievement of the performance criteria over the service period. In connection with these awards, the Company recognized compensation expense of $1.5 and $0.3 in 2006 and 2005, respectively. Approximately $1.8 is expected to be recognized in 2007 and $1.2 is expected to be recognized in 2008. Compensation expense for performance based awards is determined based on estimates of future performance of the Company. As such, to the extent actual results differ from estimated results, unrecognized performance based compensation cost will be adjusted accordingly.

Restricted Stock

     During 2005, the Company awarded its President and Chief Executive Officer 75,000 restricted shares of the Company's common stock. The restrictions on 25,000 shares lapse after three years, and the restrictions on the remaining 50,000 shares lapse after four years. The market value of the restricted shares was approximately $1.3 at the date of the grant and is being charged to expense over the vesting period. In connection with this award, the Company recognized compensation expense of $0.3 and $0.2 in 2006 and 2005, respectively. In addition, compensation expense related to certain other restricted shares awarded approximated $0.4 during 2006. The total unamortized future compensation expense related to all restricted shares was approximately $1.3 as of December 31, 2006. Approximately $0.6 is expected to be recognized in 2007, $0.5 in 2008, and $0.2 in 2009.

Employee Stock Purchase Plan

     The Company maintains an employee stock purchase plan, which allows employees to purchase a certain amount of the Company's common stock at a discount to the market price. The discount to the market price was 15% for 2006 and 2005 and 20% for 2004. The Company may sell up to 1,819,000 shares under this plan and, as of December 31, 2006, 436,958 shares were available for future purchases. The total number of shares and the average fair value of shares issued under this plan were 71,842 and $20.21, 47,663 and $18.28, and 27,500 and $14.01 in 2006, 2005 and 2004, respectively. The Company recognized compensation expense related to this plan of $0.2, $0.1 and $0.1 in 2006, 2005 and 2004, respectively.

Stock Repurchase Plan

     The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $150 for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open-market or by block purchases. The Company repurchased approximately 343,000 shares in 2005 for an aggregate price of $6.0, an average of $17.47 per share. The Company did not repurchase any shares in 2006 or 2004. Since the inception of the stock repurchase program, the Company has repurchased 12,636,000 of its shares for an aggregate price of $128.0, an average of $10.13 per share. The Company immediately retired the repurchased shares. As of December 31, 2006, the Company had $22.0 available under its $150 stock repurchase program authorization. The Company may continue to repurchase its shares under the existing authorization, depending on market conditions and cash availability.

Note 12: Earnings per Common Share

     The reconciliation of basic and diluted weighted average common shares outstanding, in millions, is as follows:

Years ended December 31,                     2006      2005      2004
------------------------                     ----      ----      ----

Weighted average common shares (basic)       41.0      40.3      39.6
Options and restricted stock                  0.8       1.0       1.0
                                           ------    ------     -----

Adjusted weighted average common shares
 (diluted)                                   41.8      41.3      40.6
                                           ======    ======     =====

     In determining the dilutive effect of options, the number of shares resulting from the assumed exercise of the options is reduced by the number of shares that could have been purchased by the Company with the proceeds from the exercise of such options.

     Options to purchase 25,000 shares of common stock at December 31, 2005 were not included in the computation of diluted earnings per common share because the effect of their inclusion would be antidilutive. There were no antidilutive options outstanding at December 31, 2006 and 2004.

Note 13: Employee Savings Plan

     The Company maintains a voluntary employee savings plan covering all eligible U.S. employees adopted pursuant to Section 401(k) of the Internal Revenue Code. The Company's contributions under the plan were $2.9, $2.7 and $2.9 in 2006, 2005 and 2004, respectively.

Note 14:  Post-Employment Benefit Costs

     The Company is obligated to provide post-employment benefits to certain former executives. Accordingly, the Company recognized $1.5, $0.9, and $0.6 of post-employment benefit costs in 2006, 2005 and 2004, respectively. The discount rate used to determine the post-employment benefit costs was 5.75% in 2006, 2005, and 2004. The post-employment benefit costs were included within selling, general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2006, 2005 and 2004.

    The unfunded projected benefit obligation and the unfunded accumulated benefit obligation were as follows:

At December 31,                              2006      2005
---------------                              ----      ----

Projected benefit obligation                $12.3     $11.3

Accumulated benefit obligation              $12.3     $10.7

     The adoption of FAS 158 had no impact as the Company records the full liability under the plan.

Note 15: Gain on Settlement of Patent Litigation

     On September 14, 2006, the Company settled a patent infringement lawsuit against Zebra Technologies Corporation ("Zebra") in the U.S. District Court for the Southern District of Ohio. The Company's suit alleged violation of eight of its patents involving more than 50 Zebra products. The settlement, net of legal and other costs, resulted in a gain of approximately $39.4 (with an after-tax impact of $24.3 on net income, or $.58 per diluted share) for the year ended December 31, 2006, and is included as a separate component of operating income in the accompanying consolidated statements of income. In connection with the settlement, approximately $1.7 of previously expensed and paid legal fees were reimbursed to the Company by counsel, and classified as a reduction in selling, general and administrative expenses for the year ended December 31, 2006.

Note 16:  Commitments and Contingencies

     Total rental expense for all operating leases amounted to $13.0 in 2006, $11.6 in 2005 and $11.7 in 2004.

     Minimum rental commitments for all non-cancelable operating leases are as follows:

Years ending December 31,
-------------------------

2007                              $12.1
2008                                8.9
2009                                6.7
2010                                5.6
2011                                4.2
Thereafter                          7.5
                              ----------
                                  $45.0
                              ==========

     The Company accrues severance expense for employees of its Italian subsidiaries, as required by Italian law. As of December 31, 2006 and 2005, the amounts were $3.4 and $2.8, respectively, and were included in other noncurrent liabilities in the accompanying consolidated balance sheets.

     The Company has entered into various short-term and long-term contracts for the purchase of raw materials, equipment and property maintenance services. Commitments under these contracts are $8.4 in 2007 and $0.1 in 2008. Although the Company is primarily liable for payments on its purchase commitments, management believes that the Company's exposure to losses, if any, under these arrangements is not material.

     The Company had outstanding stand-by letters of credit of $17.1 at December 31, 2006.

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

Note 17: Integration/Restructuring and Other Costs

     In October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the "2005 Restructuring Program"). The current plan is substantially focused on transferring existing apparel identification manufacturing capacity from the Company's U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. To a lesser extent, the Company is repositioning a portion of its EMEA manufacturing activities to lower cost facilities in Eastern Europe. In addition, the plan includes the realignment of the Company's design and customer service organization in response to the aforementioned production migration activities. The 2005 Restructuring Program is expected to be substantially completed during 2007. The 2005 Restructuring Program contemplates significant headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe. The Company expects to incur total pre-tax, non-recurring charges, upon completion, in the range of $25 to $33, including approximately $5 to $8 of non-cash charges. During the years ended December 31, 2006 and 2005, the Company recognized charges of $10.0 and $8.7, respectively, in connection with the 2005 Restructuring Program. These charges were related to program management services, severance and retention programs, asset impairment charges and other facility closure costs. In the aggregate, the Company has recognized charges of approximately $18.7 in connection with the 2005 Restructuring Program, of which, approximately $15.5 represents cash costs.

     In April 2005, the Company announced initiatives to improve margins and lower costs in its EMEA region, primarily relating to workforce reductions and transportation costs. The initiative was undertaken in light of volume declines in Europe, primarily due to the migration of apparel manufacturing and softening of the European economies, notably in the retail and apparel sectors. In the aggregate, during 2005, the Company recorded pre-tax charges of $4.8 in connection with these initiatives, which were completed at the end of 2005.

     In January 2005, the Company announced the consolidation of one of its U.S. woven label manufacturing facilities as part of its continuing effort to improve operating efficiency and costs. In 2005, the Company recorded pre-tax charges of $1.6 related to this activity which was completed at the end of 2005.

     The Company did not incur any integration/restructuring charges in 2004.

     All integration/restructuring and other costs are identified on a separate line on the Company's income statement as a component of operating income.

     The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the year ended December 31, 2006:

                  Beginning                                     Ending Balance
                   Balance       Restructuring                   December 31,
               January 1, 2006      Expenses       Payments          2006
               ---------------   -------------    ----------    --------------
Severance            $5.0            $2.7           $(3.4)           $4.3
Other costs           2.4             6.9            (7.8)            1.5
               ---------------   -------------    ----------    --------------
                     $7.4            $9.6          $(11.2)           $5.8
               ===============   =============    ==========    ==============

     In addition, during 2006, the Company recorded asset impairment charges of $0.4 related to the 2005 Restructuring Program.

Note 18: Related Party Transaction

     The Company leases a manufacturing facility in Sayre, Pennsylvania, owned beneficially by the Company's previous Chairman, and certain of his family members and a trust. During 2004, the lease was extended through December 31, 2011, and amended to revise certain terms, including termination provisions. In connection with the 2005 Restructuring Program, in the fourth quarter 2006, the Company ceased using this facility and recorded a charge of approximately $0.7, representing the estimated fair value of the costs that the Company will continue to incur without economic benefit. The annual rental expenses amounted $0.1 in 2006, 2005, and 2004.

Note 19:  Condensed Quarterly Financial Data (Unaudited)

                                First     Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter
                                -------   -------   -------   -------
2006
Sales                            $199.6    $233.3    $217.1    $230.8
Gross profit                       74.2      89.6      77.7      82.4
Operating income                    7.8      20.0      49.6      11.5
Net income (loss)                   5.2      14.6      27.5       9.5
Basic earnings (loss) per
 share                             0.13      0.36      0.67      0.23
Diluted earnings (loss) per
 share                             0.13      0.35      0.66      0.23


2005
Sales                            $187.2    $214.5    $200.6    $206.8
Gross profit                       70.7      83.8      73.5      76.5
Operating income                    9.2      21.3      13.3       6.3
Net income                          5.4      14.4       4.1      (0.8)
Basic earnings per share           0.14      0.36      0.10     (0.02)
Diluted earnings per share         0.13      0.35      0.10     (0.02)


2006
----
     o The first, second, third and fourth quarters include integration/restructuring and other costs of $3.0, $1.6, $1.8 and $3.6, respectively, and charges related to the impact of FAS 123(R) of $0.8, $0.9, $1.3, and $0.9, respectively.
     o The third quarter includes a gain on lawsuit settlement of $39.4 and a $5.0 impairment charge related to one of the Company's long-term investments.

2005
----
     o The first, second, third and fourth quarters include integration/restructuring and other costs of $0.8, $1.8, $1.9 and $10.6, respectively.
     o The third quarter includes $4.4 of taxes on repatriation of foreign earnings.
     o The fourth quarter includes $7.4 of debt prepayment costs and $0.4 of taxes on repatriation of foreign earnings.

                       PAXAR CORPORATION AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2006, 2005 and 2004
                                  (in millions)

                                                       Additions
Allowance for doubtful accounts                         Charged
                                        Balance at      to Costs
                                         Beginning         and                                 Balance at
Description                               of Year       Expenses   Other (1) Deductions (2)   End of Year
---------------------------------------------------------------------------------------------------------
Year ended December 31, 2006                $10.7           $2.2      $0.3           $0.9          $12.3
Year ended December 31, 2005                 12.3            2.1       0.2            3.9           10.7
Year ended December 31, 2004                 10.0            3.8        --            1.5           12.3


                                                       Additions
                                                        Charged
 Allowance for inventory               Balance at      to Costs
  obsolescence                          Beginning         and                                 Balance at
Description                              of Year       Expenses   Other (1) Deductions (2)   End of Year
--------------------------------------------------------------------------------------------------------
Year ended December 31, 2006                $17.1           $6.2        --           $4.9         $18.4
Year ended December 31, 2005                 16.2            4.9       0.3            4.3          17.1
Year ended December 31, 2004                 16.3            6.0        --            6.1          16.2


                                                      Additions
      Valuation allowance for                          Charged
        deferred tax assets            Balance at      to Costs
                                        Beginning         and                                 Balance at
      Description Description             of Year       Expenses     Other     Deductions     End of Year
---------------------------------------------------------------------------------------------------------
Year ended December 31, 2006                $18.4           $2.8       $--          $ 1.0          $20.2
Year ended December 31, 2005                 13.9            4.5        --             --           18.4
Year ended December 31, 2004                 13.8            0.1        --             --           13.9

----------
(1)  Allowance related to acquisitions.
(2)  Write-offs, recoveries, currency exchange and other.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Paxar Corporation


                                      By: /s/Anthony S. Colatrella
                                      ------------------------------------------
                                      Anthony S. Colatrella
                                      Vice President and Chief Financial Officer
                                      Dated: February 28, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

           By: /s/ Robert P. van der Merwe                   By: /s/ Thomas R. Loemker
             ------------------------------------------        ------------------------------------------
           Robert P. van der Merwe                           Thomas R. Loemker
           Chairman of the Board of Directors                Director
           President and Chief Executive Officer             Dated: February 28, 2007
           (Principal Executive Officer)
           Dated: February 28, 2007

           By: /s/ Jack Becker                              By: /s/ James C. McGroddy
             ------------------------------------------        ------------------------------------------
           Jack Becker                                       James C. McGroddy
           Director                                          Director
           Dated: February 28, 2007                          Dated: February 28, 2007


           By: /s/ Leo Benatar                             By: /s/ David E. McKinney
             ------------------------------------------        ------------------------------------------
           Leo Benatar                                       David E. McKinney
           Director                                          Director
           Dated: February 28, 2007                          Dated: February 28, 2007


           By: /s/ Joyce F. Brown                            By: /s/ James R. Painter
             ------------------------------------------        ------------------------------------------
           Joyce F. Brown                                    James R. Painter
           Director                                          Director
           Dated: February 28, 2007                          Dated: February 28, 2007


           By: /s/ Arthur Hershaft                           By: /s/ Roger M. Widmann
             ------------------------------------------        ------------------------------------------
           Arthur Hershaft                                   Roger M. Widmann
           Director                                          Director
           Dated: February 28, 2007                          Dated: February 28, 2007


           By: /s/ Victor Hershaft                           By: /s/ Anthony S. Colatrella
             ------------------------------------------        ------------------------------------------
           Victor Hershaft                                   Anthony S. Colatrella
           Director                                          Vice President and Chief Financial Officer
           Dated: February 28, 2007                          (Principal Financial Officer)
                                                             Dated: February 28, 2007

           By: /s/ David L. Kolb                             By: /s/ Richard A. Maue
             ------------------------------------------        ------------------------------------------
           David L. Kolb                                     Richard A. Maue
           Director                                          Vice President and Controller
           Dated: February 28, 2007                          (Principal Accounting Officer)
                                                             Dated: February 28, 2007
