Form 10-K/A
period 2006-12-31
PAXAR CORP
filed 2007-04-30
CIK 75681

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1


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

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

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

The registrant had 41,679,626 shares of Common Stock outstanding as of April 26, 2007.

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (this "Form 10-K/A") to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007 (the "Original Form 10-K"). Pursuant to Instruction G(3) of Form 10-K, the Original Form 10-K would have incorporated certain information required therein by Part II, Item 5 and
Part III by reference to our definitive proxy statement with respect to our Annual Meeting of Shareholders scheduled to be held on May 3, 2007. We have announced that we have postponed our Annual Meeting, and we will not be filing our definitive proxy within 120 days of the end of our fiscal year as required by Instruction G(3). Accordingly, we are filing this Form 10-K/A to include the information omitted from the Original Form 10-K in Part II, Item 5 and Part III. Additionally, this Form 10-K/A amends or updates the Original Form 10-K in that
(i) the reference on the cover page of the Original Form 10-K to documents incorporated by reference has been deleted, (ii) the information with respect to the number of outstanding shares of our common stock has been updated, (iii) new certifications as specified in Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Act"),or Rule 15d-14(a) of the Act, and Rule 13a-14(b) of the Act or Rule 15d-14(b) of the Act are being included as Exhibits to this Form 10-K/A pursuant to Rule 12b-15 of the Exchange Act, and accordingly, (iv) Part IV, Item 15(b) of the Original Form 10-K is restated to reflect the inclusion or accompaniment of such certifications as Exhibits to the Form 10-K/A and the addition of exhibits filed with the Commission since the filing of the Original Form 10-K.

Except for the amendments and updates described above, this Form 10-K/A does not otherwise amend or update in any way the Original Form 10-K.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          ------
                                     PART I
                                     ------
Item 1.  Business                                                             1
-------  --------
Item 1A. Risk Factors                                                         6
-------- ------------
Item 1B. Unresolved Staff Comments                                            9
-------- -------------------------
Item 2.  Properties                                                           9
-------  ----------
Item 3.  Legal Proceedings                                                   10
-------  -----------------
Item 4.  Submission of Matters to a Vote of Security Holders                 10
-------  ---------------------------------------------------

                                     PART II
                                     -------
Item 5.  Market for Registrant's Common Equity, Related Stockholder
-------  ----------------------------------------------------------
          Matters and Issuer Purchases of Equity Securities                  10
          -------------------------------------------------
Item 6.  Selected Financial Data                                             12
-------  -----------------------
Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
          Results of Operations                                              12
          ---------------------
Item 7A. Quantitative and Qualitative Disclosures about Market Risk          25
-------- ----------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data                         25
-------  -------------------------------------------
Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
          Financial Disclosure                                               25
          --------------------
Item 9A. Controls and Procedures                                             25
-------- -----------------------
Item 9B. Other Information                                                   25
-------- -----------------
                                    PART III
                                    --------
Item 10. Directors, Executive Officers and Corporate Governance              26
-------- ------------------------------------------------------
Item 11. Executive Compensation                                              28
-------- ----------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------
          and Related Stockholder Matters                                    37
          -------------------------------
Item 13. Certain Relationships and Related Transactions, and Director
-------- ------------------------------------------------------------
          Independence                                                       39
          ------------
Item 14. Principal Accounting Fees and Services                              40
-------- --------------------------------------

                                     PART IV
                                     -------
Item 15. Exhibits and Financial Statement Schedules                          41
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

                                    PART III

Item 10:  Directors, Executive Officers and Corporate Governance

    There are two classes of Directors, each of which is elected in alternate years for a two-year term and until their successors are duly elected and qualified. At this year's Annual Meeting, six incumbents who have previously been elected by shareholders have been nominated for re-election to the Board.

Directors

Biographical Information about Nominees for the Board of Directors:

Name                                      Age    Position with the Company      Director Since
----                                      ---    -------------------------      --------------
Jack Becker.............................  71     Director                            1968
Leo Benatar.............................  76     Director                            1996
Victor Hershaft.........................  63     Director                            1989
David E. McKinney.......................  71     Director                            1992
James R. Painter........................  63     Director                            2003
Roger M. Widmann........................  67     Director                            2004


Jack Becker is a practicing attorney in New York State and has been a principal of the law firm of Snow Becker Krauss P.C., our outside counsel, since 1977. We have retained that firm as our principal outside counsel for more than the past three years, and we expect to retain it in that capacity for the current fiscal year. Mr. Becker is a director of AFP Imaging Corporation.


Leo Benatar is Principal, Benatar & Associates, Consultants. Mr. Benatar was Chairman of the Board and Chief Executive Officer of Engraph, Inc. from 1981 to 1996. From 1992 to 1996, he was also a director and Senior Vice President of Sonoco Products, which acquired Engraph in 1992. Mr. Benatar is a member of the board of directors of Mohawk Industries, Inc. and Aaron Rents, Inc. He was chairman of the Federal Reserve Bank of Atlanta from 1993 until January 1996.

Victor Hershaft served as our Vice Chairman from December 1998 through his retirement on December 31, 2001. He then served as a consultant to the company through December 31, 2003. Since 1989, he served in various executive capacities, including President of Apparel Identification. He is a member of the board of directors of the American Apparel and Footwear Association. He is also on the board of directors and Treasurer of Westchester Community Services. Victor Hershaft and Arthur Hershaft are first cousins.

David E. McKinney was the President of the Metropolitan Museum of Art from February 1999 to February 2005. He is the Executive Secretary of the Thomas J. Watson Foundation and director of the Thomas J. Watson Fellowship Program. Mr. McKinney was previously employed by International Business Machines Corporation in various capacities from 1956 until 1992, including Senior Vice President and a Member of the Corporate Management Board. Mr. McKinney is a member of the board of directors of Organization Resource Counselors, and the New York Philharmonic. Mr. McKinney is also a fellow of Brown University.

James R. Painter was the acting Chief Financial Officer of the Company from April 4, 2005 to July 13, 2005. Mr. Painter was Chairman of The 8th Summit LLC, a retail investment group, from October 2000 through August 2003. Prior to that position, from December 1996 to August 1999, he served as Chairman and CEO of Modern Woman, Inc., a retailer of women's apparel. His previous experience includes positions as Executive Vice President and Member of the board of directors of American Retail Group, Inc. and Senior Vice President, Finance of TW Services. Mr. Painter has also served as Chairman of the board of Phelps Memorial Hospital Center, Sleepy Hollow, New York, and as a member of the National Policy Association, Washington, D.C.

Roger M. Widmann, an investment banker, was a principal of the investment banking firm Tanner & Co., Inc. and is a director of Standard Motor Products, Inc. and Cedar Shopping Centers, Inc. From 1986 to 1995, he was Senior Managing Director of Chemical Banking Corporation and previously was a founder and CEO of First Reserve Corporation. He also serves as a director of Oxfam America and the New York Chapter of the March of Dimes and as a Senior Moderator for the Aspen Institute Executive Seminar.


Biographical Information about Directors with Terms to Expire in 2008:

Name                                   Age    Position with the Company                Director Since
----                                   ---    -------------------------                --------------
Joyce F. Brown.......................  60     Director                                      2001
Arthur Hershaft......................  69     Director                                      1961
David L. Kolb........................  68     Director                                      2001
Thomas R. Loemker....................  76     Director                                      1987
James C. McGroddy....................  70     Director                                      1998
Robert P. van der Merwe..............  54     Chairman, President & CEO and Director        2005

Joyce F. Brown, Ph.D., has been the President of the Fashion Institute of Technology ("FIT"), a specialized college of art and design, business and technology of the State University of New York, since 1998. Prior to her appointment at FIT, Dr. Brown served the City University of New York ("CUNY") from 1968 in a variety of positions, most recently as Professor of Clinical Psychology at CUNY's Graduate School and University Center, where she is now Professor Emerita. Among her roles at CUNY, Dr. Brown served as acting President of Bernard Baruch College and Vice Chancellor for Urban Affairs and Development. She was Deputy Mayor of the City of New York during the administration of Mayor David Dinkins. Dr. Brown serves on numerous public, education and corporate boards, including Polo Ralph Lauren Corp., United States Enrichment Corp.,
Linens  `n  Things,  Inc.,  and  the  Women's  Committee  of  the  Central  Park
Conservancy.

Arthur Hershaft served as our Chairman of the Board from 1986 through 2006. He also served as our Chief Executive Officer from 1980 through August 2001, resuming that position from May 2003 through April 2005. He was named Chairman Emeritus as of January 1, 2007. Mr. Hershaft is a member of the Board of Overseers of the Albert Einstein College of Medicine of Yeshiva University and is a member of its Budget and Finance Committee.

David L. Kolb served as Chairman and Chief Executive Officer of Mohawk Industries, Inc., a major producer of ceramic tile, carpeting and rugs from December 1988 until January 1, 2001 and from 2001 until May 2004 as Chairman of Mohawk's board of directors. He joined Mohasco Corporation, the predecessor of Mohawk Industries, in 1980 as President of its carpet division. Previously, Mr. Kolb spent 19 years with Allied Signal Corporation, last serving as Vice President and General Manager of the Home Furnishings Business area. Mr. Kolb serves on the boards of directors of Mohawk Industries, Inc., Chromcraft Revington Corporation and Aaron Rents, Inc.

Thomas R. Loemker was Vice Chairman of our board of directors from September 1992 until September 1994. Mr. Loemker was also Chairman of the board of directors of Monarch Marking Systems, Inc., a manufacturer of labeling identification and tracking equipment and supplies, from 1995 to 1997, when he retired. The non-management directors elected Mr. Loemker to be Lead Director on July 24, 2002. He continues to serve in that position.

James C. McGroddy, Ph.D., has been a self-employed consultant since 1997. Dr. McGroddy was employed by International Business Machines Corporation in various capacities from 1965 through December 1996, including seven years as Senior Vice President of Research. Dr. McGroddy is Chairman of the Board of MIQS, a Colorado-based healthcare information technology company, Chairman of the Board of Advanced Networks and Services, Inc., and a member of the board of directors of Forth Dimension Displays Limited.

Robert P. van der Merwe was elected a director and our President and Chief Executive Officer on April 26, 2005. Prior to joining our company, Mr. van der Merwe had a 17-year career with Kimberly-Clark, most recently as Group President of Kimberly-Clark's North Atlantic and global consumer tissue organization, an approximately $6 billion, 10,000-employee business located in over 40 countries. Previously, as Group President of Europe, Middle East and Africa, he led a $2 billion organization, operating in over 20 countries. Prior to his successful Kimberly-Clark career, Mr. van der Merwe also worked for Colgate-Palmolive and for Xerox.

Code of Ethics

    We have a Code of Business Ethics that applies to our employees, including our Chief Executive Officer, Chief Financial Officer, our Board of Directors and persons performing similar management and finance functions, globally. We make our Code of Business Ethics available free of charge through our Web site (www.paxar.com). If we make changes to our Code of Business Ethics for any of our senior officers, we expect to provide the public with notice of any such change or waiver by publishing a description of such event on our Web site or by other appropriate means as required by applicable rules of the SEC.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires our directors and officers and persons who own more than 10% of any class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and persons who own more than 10% of our equity securities are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of those reports we have received, or written representations that no other reports were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2006. Nine transactions by Victor Hershaft and his spouse in 2002, totaling 250,000 shares, and three transactions in 2004, totaling 112,611 shares, were not reported. A corrective Form 4 is being prepared and will be filed as soon as the details are available.


The Audit Committee

     The members of the Audit Committee are James R. Painter (Chairman), David
L. Kolb, James C. McGroddy and Thomas R. Loemker. Our Board determined at its January 25, 2006 meeting that all members of the Audit Committee are independent and that Messrs. Painter and Kolb are audit committee financial experts under applicable SEC and New York Stock Exchange Regulations. The duties of the Audit Committee include the hiring and retaining of our independent auditors and internal auditors, both of which report to the Committee. The Committee reviews our Code of Business Ethics compliance program, as well as our environmental compliance program. The Committee also reviews, prior to publication, our quarterly earnings releases and our reports to the SEC on Forms 10-K and 10-Q. The Audit Committee held 10 meetings in 2006.


Item 11:  Executive Compensation

Compensation Discussion and Analysis

       The Executive Development and Compensation Committee of the board of directors is responsible for establishing, reviewing and annually approving our executive compensation program. The Committee's objectives are to ensure that the program is reasonable and competitive while keeping executives focused on shareholder value. F.W. Cook & Co., Inc., a leading executive compensation consulting firm, acts as an advisor to the Committee with respect to the structure and implementation of our executive compensation program. Stated simply, our philosophy for executive compensation is to:

       o      attract, motivate and retain talented executives;
       o      establish measurable performance targets; and
       o      align the interests of executives with shareholder value.


Design of the Company's Program

       The executive compensation program contains fixed and performance-based elements, with three major components designed to provide executives with market-rate base salaries and the opportunity to increase their earnings, based on performance, with annual incentives and long-term incentives. The Committee compares our executives' salaries and annual and long-term incentives with comparable executive compensation information from a peer group of companies of comparable size or in comparable industries. The members of the peer group as of January 17, 2006 were: AEP Industries Inc., Avery Dennison Corp., Brady Corporation, Caraustar Industries, Inc., Checkpoint Systems, Inc., Clarcor Inc., Constar International Inc., The Reynolds & Reynolds Company, Sonoco Products Co., Standard Register Co., Symbol Technologies, Intermec (formerly, UNOVA), and Zebra Technologies Corp. The Committee makes changes to the members of the peer group as members of the group are acquired or restructured and as industry developments occur. In 2006, Symbol Technologies was acquired and is no longer part of the peer group.

The components of our executive compensation program are:

Base Salaries. The Committee reviews the fixed portion of each executive's compensation annually, based upon management's recommendations. The Committee evaluates management's recommendations and, in its discretion and as appropriate, authorizes individual variances and increases based on performance, job responsibilities, retention risk and similar factors that management reviews with the Committee. F.W. Cook & Co., Inc. assists the Committee in making such annual determinations.

Annual Incentive Compensation. The annual Incentive Compensation Plan is structured to enable executives covered by the Plan to earn an additional 40% to 80% of their base salary if their performance targets are achieved. Performance targets are based on a variety of measurements, such as sales revenue, operating income, earnings per share, return on invested capital, personal business goals, and goals for the group or unit for which the executive is responsible. Our overall objective is to provide incentives for the executives to bring their focus to those factors assigned to them. The successful achievement by each individual in meeting or exceeding his or her measurements will result in our being able to achieve our overall annual plan. For named executive officers at corporate headquarters, the incentives are linked to the overall achievement of our company by rewarding them on earnings per share and return on invested capital. For group, unit or regional leaders, their incentives are linked to performance measurements attributable to sales growth of the businesses for which they have direct responsibility, in addition to measurements based on earnings per share and asset management.

Long-term Equity Compensation. We strive to align the financial interests of our executives with long-term total shareholder return through stock awards and performance awards based on the value of our stock. Performance objectives are measured over a three-year period. Awards in 2006 were paid in cash. All subsequent awards will be paid in our common stock, if objectives are met or exceeded. At the end of the three-year period, no award will be made if minimum targets are not achieved. We compare the competitiveness of our equity program with those of our peer group and other companies of comparable size and in comparable industries. We use the Black-Scholes method to establish the value of stock option grants. The stock option and stock-based performance awards are measured against various quantitative and qualitative targets and should qualify as "performance based" for compliance with Section 162(m) of the United States Internal Revenue Code of 1986, as amended (the "Code"), which otherwise limits deductibility of compensation.

Change of Control Employment Agreements

Each of our current executive officers and certain of our non-executive officers has entered into a change of control employment agreement that provides for the following benefits in the event that such officer's employment is terminated without cause (as defined in the change of control employment agreement), or in the event that such officer terminates his or her employment for good reason (as defined in the change of control employment agreement), during the three-year period following a change of control of us, in exchange for such officer's execution of a release of any claims that he or she may have against us: (i) accrued obligations, including a prorated bonus for the year of termination,
(ii) a lump sum payment of 2.99 times such officer's annual base salary and target bonus, (iii) continued life, disability, accident and health insurance benefits for up to thirty-six months, (iv) accelerated vesting of stock options, restricted stock and performance share awards. For all officers other than Mr. van der Merwe and Mr. Colatrella, these payments and benefits are reduced to the extent necessary to avoid imposition of the golden parachute excise tax under
Section 4999 of the Code. With regard to Mr. van der Merwe and Mr. Colatrella, their change of control agreements were amended on March 22, 2007, to limit the lump sum payment of base salary and bonus to two times the sum of their base salary and target bonus, and to eliminate the Section 4999 limitations and replace it with a tax gross up payment with respect to payments and benefits subject to Section 4999 of the Code. The gross-up payment cannot exceed the amount that would result in the executive retaining on an after-tax basis a portion of the gross-up payment of up to $400,000 for Mr. Colatrella and of up to $2,000,000 for Mr. van der Merwe. Benefits under the change of control agreements supersede any post-termination payments that otherwise would be payable to such officers, including those under any other employment of severance agreement to which such officer is a party.

The amount payable under each change of control employment agreement is subject to numerous variables and can vary depending upon the circumstances in existence at the time such amounts become payable. Therefore, in order to quantify the amount payable under each change of control employment agreement, several assumptions must be made. Assuming, among other things, that compensation and benefit levels on the date such amounts become payable equal to the compensation and benefit levels in effect on the date hereof and that the merger was consummated on December 31, 2006 and a qualifying termination occurs immediately thereafter, we estimate that each named executive officer who is party to a change of control employment agreement would be entitled to receive the approximate amount of cash severance payments and the approximate value of health and welfare benefits set forth in the following table: (1)

Change-in-Control Severance  (1)
--------------------------------

------------------------------------------------------------------------------------------------------------------------

                              Pro rata    Stock   Performance Restricted  Welfare               Excise Tax
Executive            Cash       Bonus    Options     Shares      Stock    Benefits  Outplacement  Gross Up      Total
------------------------------------------------------------------------------------------------------------------------
Robert van der
Merwe             $2,289,600  $508,800  $631,150  $1,060,760  $1,729,500   $30,000      $25,000  $1,816,897  $8,091,707
Tony Colatrella      936,000   156,000   119,697     357,430           0    30,000       25,000     532,456   2,156,583
James Wrigley (2)  1,791,224   199,691   293,947     357,430           0    30,000       25,000           0   2,697,292
Paul Chu (2)       1,407,214   156,880   293,947     357,430           0    30,000       25,000           0   2,270,471

(1) Although a named executive officer in 2006, Arthur Hershaft is excluded from this table. Upon his retiring from Paxar employment on December 31, 2006, his Change of Control Employment Agreement terminated and he cannot receive payments in the event of a change of control.
(2) Payments to Mr. Chu and Mr. Wrigley are not limited to the maximum amount payable without triggering federal excise taxes because they are not subject to U.S. income tax.


2006 Executive Compensation Program

Base Salaries. Executive officers receive base salaries as compensation for their job performance, abilities, knowledge, and experience. Management recommended to the Committee that executive base salaries continue to be at competitive levels in the marketplace for comparable executive positions. The Committee agreed. As is normally the case, management and the Committee review base salaries annually. The Committee determines the salary for the Chief Executive Officer when it meets in executive session. At its meeting on January 26, 2006, the Committee approved changes for 2006 based upon each executive's contribution to corporate performance, as well as competitive market conditions.

Annual Cash-based Incentive Compensation. The 2006 Incentive Compensation Plan, or the "ICP," was weighted, for unit and group executives, on various combinations of sales, operating income, earnings per share, and business objectives. For senior executives on the corporate staff, the measurement was based solely on earnings per share. Achievement of their assigned criteria enabled most ICP participants to earn an additional 40% to 80% of their base salary, at target. For 2006, Mr. van der Merwe's target was 80%, Chairman Hershaft's was 75%, and Messrs. Chu, Colatrella and Wrigley were at 50%. A threshold was implemented as part of the ICP and no bonuses were to be paid unless we achieved at least 70% of the budgeted net operating profit after taxes or 70% of the prior year's net operating profit after taxes (whichever is greater). Actual awards on each portion of an individual's measurements can range from zero, if the threshold is not met, to a maximum of 200% of target, using straight-line interpolation.

Long-Term Incentives. For 2006, management believed, and the Committee agreed, that both stock options and stock awards of performance shares under the Paxar 2000 Long-Term Performance and Incentive Plan would continue to provide excellent vehicles for aligning the interests of the executives with those of our shareholders by seeking the commitment of the executives to increase the long-term value of our stock. The Committee intended the 2006 stock option grants to reward executives for contributing to our success and providing incentives to continue their performance and commitments to the Company and our shareholders in the future, as measured by the performance of our common stock. Stock-based performance awards also reward performance by our executives and help retain their services for the future. The performance period for the 2006 awards is January 1, 2006 through December 31, 2008. The performance goals were based 60% on in earnings per share and 40% on return on invested capital. A number of shares is assigned to each participant and, depending on achievement of these objectives, a participant can earn nothing, if the overall corporate threshold is not met, to 150% of the shares assigned to him or her as of January 1, 2006.

The equity-based performance awards and the stock option awards are measured against various quantitative and qualitative targets and should qualify as "performance based" for compliance with Section 162(m) of the code, which otherwise limits deductibility of compensation.

2006 Supplemental Performance Bonus. At its January 25, 2007 meeting, the Committee approved and recommended to the board, which also approved a one-time performance bonus for Chairman van der Merwe of $50,000 for his efforts in leading the 2006 development of the strategic plan for our future success. Other one-time awards approved by the Committee at the time included $20,000 to Mr. Colatrella for his efforts on the refinancing of our debt and the implementation of tax initiatives under the American Job Protection Act of 2005 and 10,000 British pounds (equivalent to $19,571), to Mr. Wrigley for his support of the enterprise and leadership of the formation of the global apparel organization.

Information Regarding the Grant of Stock Options. Our practice for 2006, as it has been in prior years, is to have management present its stock option award recommendations to the Committee at its January meeting, each year. All options are granted to all option recipients on the same day in January that the Committee approves or modifies management's recommendations. Exceptions may be made, with prior Committee approval, for grants during the year to newly hired executives. The option price is the average of the high and low prices at which our common stock traded on the NYSE on the day that the Committee's approval has been given.

Perquisite Allowances and Medical Reimbursement. Prior to 2002, our executives had expense accounts for business-related personal items, such as a business phone or fax at home, cell phones, portable personal computers, club memberships, car allowances and the like. In 2002, the Committee authorized the adoption of a perquisite allowance policy in lieu of expense accounts. For 2006, the perquisite allowance was $30,000 for most executives and $49,999 for the Chief Executive Officer, which were added to salary and paid monthly, in equal amounts.

For many years, we maintained an executive medical reimbursement plan for our company's founders. The plan paid for medical costs in excess of what was covered by our employee health plans, with a maximum of $20,000 per year. Payments were treated as additional taxable income and included in W-2 earnings. Over the years, the number of participants expanded from two to eight.

The Committee, at its meeting on December 28, 2006, decided to discontinue both the executive medical plan and the perquisite allowance, as of December 31, 2006. The former perquisite allowance has been rolled into executive salary as of January 1, 2007, and an annual salary increase of $10,000, as of January 1, 2007, was made in consideration of the termination of the executive medical reimbursement plan.

Report of the Executive Development and Compensation Committee

The Executive Development and Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis section of this From 10-K/A with management. Based on our review and discussions, the committee recommended that the above Compensation Discussion and Analysis be included in this Form 10-K/A.

Signed:           David E. McKinney, Chairman
                  James C. McGroddy
                  Leo Benatar
                  Roger M. Widmann

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal year ended December 31, 2006:

 Name and                                    Stock       Option      Non-Equity Incentive Plan  All Other
 Principal           Salary       Bonus       Awards      Awards            Compensation        Compensation    Total
  Position  Year      ($)        ($)(1)      ($)(2)       ($)(3)              ($)(4)              ($)(5)         ($)
------------------------------------------------------------------- -----------------------------------------------------
Robert P.
van der
Merwe
President
 and Chief
 Executive                                 $226,228(6)
 Officer    2006  $   636,000  $   50,000  $325,000(7) $   335,738           $      540,213(9) $     79,848  $2,193,027

Anthony
Colatrella
Vice
 President
 and Chief
 Financial
 Officer    2006  $   312,000  $   20,000  $ 70,080(6) $    76,513           $      165,631(9) $    155,576  $  799,800

Arthur
Hershaft
Executive                                              $   466,046           $      485,746(9)
 Chairman   2006  $   610,000              $157,895(6) $ 646,654(8)          $     420,614(10) $     87,943  $2,874,898

James
Wrigley
President
Global
Apparel                                                                      $  117,250(9)(11)
Solutions   2006  $399,381(11) $19,571(11) $ 70,080(6) $   162,513           $ 131,442(10)(11) $  70,822(11) $  971,059

Paul Chu
President
 Asia                                                                        $       92,113(9)
 Pacific    2006  $   313,760              $ 70,080(6) $   162,513           $    $170,875(10)           --  $  809,341

------------------------------
(1) Amounts in this column reflect special performance bonuses awarded to certain executives at the discretion of the Executive Development and Compensation Committee.

(2) The amounts in this column reflect the expense recognized for financial statement reporting purposes for the year ended December 31, 2006 for awards of Performance Share Units and Restricted Stock granted in 2006 and in prior years, calculated in accordance with FAS 123(R) as described in footnote 11 to the consolidated financial statements.

(3) The amounts in this column reflect the expense recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R). These amounts include options granted in 2006 and in prior years, for stock option awards as described in footnote 11 to the consolidated financial statements.

(4) The amounts in this column are the payments of annual incentive bonuses and payments under the long-term incentive plan.

(5)      This column consists of the following:


                                                                 Medical
                                                               Reimbursement-           Defined     Relocation
                                        Perquisite               Life-LTD,     401K    Contribution    and
                                        Allowance Automobile     Insurance     Match     Pension     gross-up    Total
------------------------------------------------------------------------------------------------------------------------
Rob van der Merwe                      $  49,999              $       21,049  $8,800                           $ 79,848
Anthony Colatrella                     $  30,000              $       13,344  $7,680                $ 104,552  $155,576
Arthur Hershaft                        $  49,999              $       29,144  $8,800                           $ 87,943
James Wrigley                                     $35,016 (a) $  3,866 (a)(b)         $31,940(a)(b)            $ 70,822
--------------------------------------

     (a) James Wrigley is paid in pound sterling. The exchange rate used to convert from pound sterling to US dollars is 1.9571.
     (b) Amounts paid by Paxar UK for private medical and pension plans in the UK.

(6) Represents the expense recognized by the company in accordance to FAS 123(R) for performance share units awarded under the 2006-2008 and 2005-2007 long-term incentive plans.

(7) Represents the expense recognized by the company in accordance to FAS 123(R) for restricted stock awarded in 2005.

(8) Represents an additional expense recognized by the company in accordance with FAS 123(R) for the acceleration of stock options in accordance with Arthur Hershaft's employment agreement whereby unvested options become fully vested upon retirement.

(9) Represents amounts paid in 2007 with respect to the 2006 annual incentive bonus.

(10) Amounts paid in 2007 under the Long-Term Incentive Plan based on the performance measurements comparing the price of Paxar shares in relation to the S&P 600 Index for the period January 1, 2004 - December 29, 2006.

(11) James Wrigley is paid in pound sterling. The exchange rate used to convert from pound sterling to US dollars is 1.9571.

Grants of Plan-Based Awards

The following table provides information on stock awards and options granted to the Named Executive Officers during the fiscal year ended December 31, 2006:

                                             Estimated Future Payouts Under   All Other
                                               Equity Incentive Plan Awards     Option
                                                            (1)                 Awards:
                                                                                                                Grant
                                                                                                                 Date
                                                                              Number of                          Fair
                                                                               Securities              Closing  Value of
                                                                               Underlying Exercise or   price    Stock
                                              Thresh-                           Options    Base Price    on       and
                                                hold     Target     Maximum                of Option    date    Option
                                                                                (#)(2)       Awards      of     Awards
              Name               Grant Date     (#)        (#)        (#)                 ($/Sh) (3)    grant     (4)
-------------------------------- ----------- ---------- --------- ----------- ----------- -----------  ------- ---------
                                  1/26/2006      7,500    30,000      45,000                                   $610,500
Robert P. van der Merwe           1/26/2006                                       40,000  $    20.35   $20.38  $380,816
                                  1/26/2006      2,250     9,000      13,500                                   $183,150
Anthony Colatrella                1/26/2006                                       12,100  $    20.35   $20.38  $115,197
                                  1/26/2006      5,000    20,000      30,000                                   $407,000
Arthur Hershaft                   1/26/2006                                       20,000  $    20.35   $20.38  $190,408
                                  1/26/2006      2,250     9,000      13,500                                   $183,150
James Wrigley                     1/26/2006                                       12,100  $    20.35   $20.38  $115,197
                                  1/26/2006      2,250     9,000      13,500                                   $183,150
Paul Chu                          1/26/2006                                       12,100  $    20.35   $20.38  $115,197

---------------------
(1) Consists of Performance Share Units that have a three-year performance period, January 1, 2006 - December 31, 2008. The performance goals are based 60% on increase in earnings per share and 40% on return on invested capital. The executive can earn from 25%-150% of the target shares awarded. No shares will be awarded if threshold performance goals are not achieved.
(2) Represents the number of options granted to each Named Executive Officer, which vest 25% per year over the first four years of the ten-year option term.
(3) Represents the option price per share calculated using the average of the high and low sale prices of our common stock on the NYSE on the date of grant.
(4) Reflects the grant date fair value of the performance shares at target and the grant date fair value of the options granted, calculated in accordance with FAS 123(R).

Outstanding Equity Awards at Fiscal Year-End

     The following table provides information concerning shares of our common stock covered by exercisable and unexercisable options held by the Named Executive Officers on December 31, 2006, shares of unvested restricted stock, and unvested shares awarded in 2006 under our 2006 long-term incentive plan.

                                       Option Awards (1)                                     Stock Awards
                 ------------------------------------------------------------- -----------------------------------------


                                                                                                               Equity
                                                                                                    Equity     Incentive
                                                                                                    Incentive    Plan
                                                                                                      Plan      Awards:
                                                                                                     Awards:
                                              Equity                           Number                         Market or
                                             Incentive                           of                Number of    Payout
                                                Plan                            Shares              Unearned   Value of
                                              Awards:                            or                 Shares,    Unearned
                                                                                Units    Market     Units or   Shares,
                  Number of    Number of     Number of                           of     Value of     Other     Units or
                  Securities   Securities    Securities                         Stock   Shares or    Rights     Other
                  Underlying   Underlying    Underlying                         That    Units of    That Have   Rights
                  Unexercised  Unexercised   Unexercised  Option                Have    Stock That    Not      That Have
                    Options      Options      Unearned    Exercise               Not    Have Not     Vested      Not
                                               Options     Price     Option     Vested    Vested       (2)      Vested
                     (#)           (#)                              Expiration
      Name       Exercisable  Unexercisable     (#)         ($)        Date      (#)       (#)        (#)       ($)(3)
------------------------------------------------------------------------------------------------------------------------
 Robert P. van                      40,000                 $20.35   1/26/2016
    der Merwe         20,000        60,000                 $17.91   6/06/2015
                      12,500        37,500                 $17.36   4/25/2015
                                                                               75,000  $1,729,500
                                                                                                      30,000   $691,800
                                                                                                      16,000   $368,960
------------------------------------------------------------------------------------------------------------------------
    Anthony                         12,100                 $20.35   1/26/2016
   Colatrella          6,250        18,750                $18.425   7/18/2015
                                                                                                       9,000   $207,540
                                                                                                       6,500   $149,890
------------------------------------------------------------------------------------------------------------------------
Arthur Hershaft       20,000                               $20.35   1/26/2016
                      80,000                               $17.91   6/06/2015
                      80,000                              $14.135   1/21/2014
                      80,000                              $14.575   1/30/2013
                      87,400                              $16.125   1/31/2012
                      60,000                               $10.42   1/30/2011
                      60,000                              $9.3125   2/18/2010
                      40,106                               $9.188   1/26/2009
                      44,087                              $15.375   1/21/2008
                                                                                                      20,000   $461,200
                                                                                                      16,000   $368,960
------------------------------------------------------------------------------------------------------------------------
     James                          12,100                 $20.35   1/26/2016
    Wrigley            6,250        18,750                 $17.91   6/06/2015
                      12,500        12,500                $14.135   1/21/2014
                       8,750         6,250                $14.575   1/30/2013
                                                                                                       9,000   $207,540
                                                                                                       6,500   $149,890
------------------------------------------------------------------------------------------------------------------------
    Paul Chu                        12,100                 $20.35   1/26/2016
                       6,250        18,750                 $17.91    6/6/2015
                      12,500        12,500                $14.135   1/21/2014
                      18,750         6,250                $14.575   1/30/2013
                      22,100                              $16.125   1/31/2012
                      15,000                               $10.42   1/30/2011
                      15,000                              $9.3125   2/18/2010                          9,000   $207,540
                                                                                                       6,500   $149,890

(1) Options vest 25% per year over the first four years of the ten-year option term.
(2) Represents the number of shares issuable upon achievement of the target performance goals for the 2006-2008 and the 2005-2007 long-term share plans.
(3) Based on the closing price of our shares on the NYSE of $23.06 on December 29, 2006.

Option Exercises and Stock Vested

     The following table shows the number of shares of our common stock acquired upon exercise of options held by the Named Executive Officers during the fiscal year ended December 31, 2006:

                                            Number of Shares
                                              Acquired on            Value Realized on
                                                Exercise                  Exercise
                      Name                        (#)                       ($)
             ----------------------         ----------------    ----------------------------
             Robert P. van der Merwe
             Anthony Colatrella
             Arthur Hershaft
             James Wrigley                           40,000                        $193,770
             Paul Chu                                13,500                        $113,962



Arthur Hershaft's Employment Agreement

     Term and Duties. On September 20, 2004, we entered into an Employment Agreement, effective October 1, 2004, or the "2004 Agreement," with Arthur Hershaft, our Chairman of the Board and Chief Executive Officer at that time. The 2004 Agreement supersedes Mr. Hershaft's July 11, 2001 Employment Agreement, or the "2001 Agreement," with us.

Under the 2004 Agreement, Mr. Hershaft continued to serve as our Chairman through December 31, 2006, which we refer to in this section as the "Agreed Retirement Date." Our board of directors and Mr. Hershaft have agreed that he will serve as part-time advisor to the board of directors in calendar year 2007 at an annual fee of $300,000. Our board of directors has designated him as Chairman Emeritus. Mr. Hershaft's compensation as an employee of the Company concluded on December 31, 2006. Other than payments for incentive compensation (75% of his 2006 base salary if 100% of the target criteria is achieved), and receipt of awards earned prior to December 31, 2006 under our stock incentive plans, he receives no compensation other than pursuant to the post-2006 provisions of the 2004 Agreement.

    All other material obligations and responsibilities set forth in the 2001 Agreement, including compensation, benefit and retirement provisions, restrictive covenants, and confidentiality agreements, remain essentially unchanged in the 2004 Agreement.

     Supplemental Retirement Benefit. We have agreed to pay Mr. Hershaft a supplemental retirement benefit, or "SRB," of $689,824 per year as of January 1, 2007 when he was no longer a Paxar employee. This amount is equal to 60% of his "Final Average Compensation," defined as the average of his highest three years' compensation during the preceding seven full years prior to the date his employment terminates.

As of his retirement on January 1, 2007, we will also provide Mr. Hershaft and his wife certain health insurance benefits, and we will provide him with an administrative assistant and an office consistent with his position, duties and responsibilities. His unvested stock options vested upon his retirement. We have also agreed to pay Mr. Hershaft's spouse a retirement benefit, equal to 50% of his SRB, if he predeceases her. If there is a change of control of the Company, Mr. Hershaft will have the right to require us to establish an irrevocable trust for the purpose of paying his SRB, and we will make an irrevocable contribution to the trust in an amount sufficient to pay the SRB to him and his spouse.

     Restrictive Covenants. Mr. Hershaft has agreed that for five years after termination of his employment, he will not compete with us and will not solicit our customers or our employees. In addition, he has agreed not to disclose or use any of our proprietary information or make any disparaging comments about us without any time limitation.


Director Compensation

     As more fully described below, the following table summarizes the compensation during 2006 for each of our non-employee directors:

                                                          Fees Earned or Paid
                                                                in Cash            Stock Awards            Total
                              Name                                ($)                 ($)(1)                ($)
         ----------------------------------------------- ---------------------- -------------------- -------------------
         Thomas R. Loemker                                      $41,000               $47,382             $88,382
         Joyce F. Brown, Ph.D.                                  $32,000               $47,382             $79,382
         James R. Painter                                       $45,000               $47,382             $92,382
         Leo Benatar                                            $38,500               $47,382             $85,882
         Roger M. Widmann                                       $37,500               $47,382             $84,882
         Jack Becker                                               - (2)              $47,382             $47,382
         David L. Kolb                                        $42,750(3)              $47,382             $90,132
         James C. McGroddy, Ph.D.                             $45,750(3)              $47,382             $93,132
         David E. McKinney                                    $41,250(3)              $47,382
                                                              $77,173(4)                                  $165,805
         --------------------------

          (1) Amounts represent the value of restricted stock awards made in May 2006 that vest 12 months after the date of grant as determined under FAS 123(R).

          (2) Mr. Becker does not receive cash fees for his service on our board.

          (3) Represents fees that Messrs. Kolb, McGroddy and McKinney earned in 2006. Each of them has elected to defer receipt of his fees earned in 2006 under the Deferred Compensation Plan for Directors. The number of units under the Deferred Compensation Plan allocated to the fees earned in 2006 and the value of those units, based on the closing price of our common stock on the NYSE on December 29, 2006 of $23.06, are as follows: Mr. Kolb, 2,012 units, with a market value of $46,396; Mr. McGroddy, 2,179 units, with a market value of $50,247; and Mr. McKinney, 1,932 units, with a market value of $44,552.

          (4) Represents cash paid in 2006 for fees previously deferred under the Deferred Compensation Plan for Directors.

     Directors are paid an annual retainer of $25,000 plus $1,500 for attendance at each meeting of the board of directors, $1,000 for each Committee meeting, and $750 for participating in a board of directors or Committee meeting by telephone. Committee Chairmen receive an additional annual fee: $5,000 for Audit Committee Chair, $3,750 for Executive Development and Compensation Committee Chair, and $2,500 for Nominating and Corporate Governance Committee Chair. The Lead Director receives an additional annual fee of $10,000. Due to the implementation of FAS 123(R) at the end of the first quarter of 2006, the Company has discontinued its past practice of granting 7,500 stock options to directors, annually. Instead, the Company issued grants at the May 4, 2006 Annual Shareholders Meeting of 2,143 shares of restricted stock to each of the directors other than Rob van der Merwe, Arthur Hershaft and Victor Hershaft. The shares will vest 12 months after the date of grant. In 2006, Rob van der Merwe, Arthur Hershaft, Victor Hershaft and Jack Becker received no fees for their services as directors. We reimburse directors for travel expenses incurred attending board of directors and committee meetings pursuant to our practices for reimbursing comparable employee expenses.

     Under our Deferred Compensation Plan for Directors, which was approved at our 1998 Annual Shareholders' Meeting, directors who are not employees can defer receipt of their fees and have them credited to an account that is based on Units determined by reference to our common stock. If a director elects to defer fees, we will credit the director's account with Units equal to that number of shares that the fees would have bought based on the closing price of our common stock on the previous day. The number of Units will increase with stock splits or stock dividends and upon payment of cash dividends; the number of Units will decrease with reverse stock splits and similar reorganizations. When a director elects to receive payment for deferred fees, the director will receive an amount equal to the number of Units multiplied by the closing price of our common stock on the day before the election. The Plan has been amended to conform to the applicable provisions of the American Jobs Creation Act of 2004.


Compensation Committee Interlocks and Insider Participation

     Members of the Executive Development and Compensation Committee have never served as of officers or employees or officers or employees of any of our subsidiaries. During the last fiscal year, none of our executive officers served on the Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or our Executive Development and Compensation Committee.


Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


     The following table indicates how many shares of common stock were beneficially owned, as of March 31, 2007, by (1) each person known by us to be the owner of more than 5% of the outstanding shares of common stock, (2) each Director, (3) our Chief Executive Officer, Chief Financial Officer, and each of our other three most highly compensated officers and (4) all Directors and executive officers as a group. In general, "beneficial ownership" includes those shares a Director or executive officer has sole or shared power to vote or transfer (whether or not owned directly), and rights to acquire common stock through the exercise of stock options that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 41,573,384 shares outstanding on March 31, 2007. In calculating the Percentage of Outstanding Shares Owned in the column below, we added shares that may be acquired within 60 days both to the other shares that the person owns and to the number of shares outstanding. The address of each of the Directors and executive officers listed below is c/o Paxar Corporation, 105 Corporate Park Drive, White Plains, New York 10604.

                                                                                                         Percentage of
                                                                           Amount and Nature of           Outstanding
Name and Address                                                           Beneficial Ownership          Shares Owned
----------------                                                          --------------------------    -------------
Robert van der Merwe......................................................                 117,500 (1)          *
Jack Becker...............................................................                 155,811 (2)          *
Leo Benatar...............................................................                  79,774 (3)          *
Joyce F. Brown............................................................                  36,643 (4)          *
Arthur Hershaft ..........................................................               2,363,314 (5)        5.61%
Victor Hershaft...........................................................                 166,168 (6)          *
David L. Kolb.............................................................                  41,643 (7)          *
Thomas R. Loemker.........................................................                 295,296 (8)          *
James C. McGroddy.........................................................                  58,643 (9)          *
David E. McKinney.........................................................                  99,708(10)          *
James R. Painter..........................................................                  30,643(11)          *
Roger M. Widmann..........................................................                  19,143(12)          *
Paul Chu..................................................................                  90,277(13)          *
Anthony S. Colatrella.....................................................                   9,275(14)          *
James Wrigley.............................................................                  43,025(15)          *
All current directors and executive officers as a group (19 persons)......               4,273,219(16)        9.96%
Dimensional Fund Advisors, L.P.
1299 Ocean Avenue 11th Floor
Santa Monica, CA 90401-1005 US............................................              3,105,801 (17)        7.47%
MMI Investments, L.P.
1370 Avenue of the Americas
New York, New York 10019..................................................               2,460,500(18)        5.92%
OZ Management, L.L.C.
9 West 57th Street, 39th Floor
New York, New York 10019 .................................................               3,160,588(19)        7.60%


*    Represents less than 1% of our outstanding common stock.

(1) Includes 42,500 shares issuable upon the exercise of presently exercisable stock options. Also includes 75,000 restricted shares granted on April 25, 2005, with one-third of the restrictions lapsing on April 25, 2008 and the remaining two-thirds lapsing on April 25, 2009. Does not include 169,598 shares issuable upon the exercise of stock options which are not presently exercisable.

(2) Includes 2,143 restricted shares that have not vested and 40,500 shares issuable upon the excise of presently exercisable stock options. Also includes 81,645 shares owned by Mr. Becker's wife and 6,250 shares held by a charitable foundation of which Mr. Becker is the president, all of which Mr. Becker disclaims beneficial ownership.

(3) Includes 2,143 restricted shares that have not vested and 52,500 shares issuable upon the exercise of presently exercisable stock options. Also includes 2,140 shares owned of record by Mr. Benatar's wife, of which shares Mr. Benatar disclaims beneficial ownership.

(4) Includes 2,143 restricted shares that have not vested and 34,500 shares issuable upon the exercise of presently exercisable stock options.

(5) Includes 551,593 shares issuable upon the exercise of presently exercisable stock options. Also includes 450,000 shares subject to a prepaid forward contract with an unaffiliated third party buyer in which Mr. Hershaft has retained sole voting rights in the pledged shares but no investment rights.

(6) Includes 100,000 shares issuable upon the exercise of presently exercisable stock options.

(7) Includes 2,143 restricted shares that have not vested and 34,500 shares issuable upon the exercise of presently exercisable stock options.

(8) Includes 2,143 restricted shares that have not vested and 27,000 shares issuable upon the exercise of presently exercisable stock options. Includes 138,011 shares owned by Mr. Loemker's wife, of which shares Mr. Loemker disclaims beneficial ownership.

(9) Includes 2,143 restricted shares that have not vested and 52,500 shares issuable upon the exercise of presently exercisable stock options.

(10) Includes 2,143 restricted share that have not vested and 52,500 shares issuable upon the exercise of presently exercisable stock options.


(11) Includes 2,143 restricted shares that have not vested and 24,500 shares issuable upon the exercise of presently exercisable stock options.

(12) Includes 2,143 restricted shares that have not vested and 17,000 shares issuable upon the exercise of presently exercisable stock options.

(13) Includes 90,125 shares issuable upon the exercise of presently exercisable stock options. Does not include 46,347 shares issuable upon the exercise of stock options that are not presently exercisable.

(14) Includes 9,275 shares issuable upon the exercise of presently stock options. Does not include 40,328 shares issuable upon the exercise of stock options which are not presently exercisable.

(15) Includes 43,025 shares issuable upon the exerscise of presently exercisable stock options. Also includes 56 shares owned of record by Mr. Wrigley's child, of which shares Mr. Wrigley disclaims beneficial ownership. Does not include 46,578 shares issuable upon the exercise of stock options that are not presently exercisable.

(16) Includes 1,312,384 shares issuable upon the exercise of presently exercisable stock options.

(17) Represents shares of common stock beneficially owned as of December 31, 2006, as indicated on the report on Schedule 13G filed by Dimensional Fund Advisors, LP. Dimensional Fund Advisors, LP exercises sole voting and dispositive power with respect to 3,105,801 of these shares. The percentage of outstanding shares owned is based on the number of shares outstanding on February 2, 2007 and assumes no acquisition of disposition by Dimensional Fund Advisors, LP since February 2, 2007.

(18) Represents shares of common stock beneficially owned as of October 18, 2006, as indicated on the report on Schedule 13G files by MMI Investments, L.P. MMI Investments, L.P. exercises sole voting and dispositive power with respect to 2,460,500 of these shares. The percentage of outstanding shares owned is based on the number of shares outstanding on October 26, 2006 and assumes no acquisition of disposition by MMI Investments, L.P. since October 26, 2006.

(19) Represents shares of common stock beneficially owned as of March 27, 2007, as indicated on the report on Schedule 13D filed by OZ Management, L.L.C. OZ Management, L.L.C. exercises sole voting and dispositive power with respect to 3,160,588 of these shares. The percentage of outstanding shares owned is based on the number of shares outstanding on March 27, 2007 and assumes no acquisition or or disposition by OZ Management, L.L.C. since April 5, 2007.

Equity Compensation Plan Information

The table below provides information, as of December 31, 2006, concerning securities authorized for issuance under our equity compensation plans.


                                                                                                     Number of securities
                                                                                                    remaining available for
                                                            Number of securities  Weighted average    future issuance under
                                                              to be issued upon   exercise price of    equity compensation
                                                                 exercise of         outstanding        plans (excluding
                                                            outstanding options,  options, warrants  securities reflected in
                                                             warrants and rights     and rights            column (a))
                                                            -------------------- -----------------   -----------------
                                                                     (a)                (b)                   (c)
Equity compensation plans approved by security holders*.....      3,290,034         $  14.68               2,034,366


* Does not include 436,958 shares available for issuance under the Paxar Employee Stock Purchase Plan. We do not have any equity compensation plans that have not been approved by security holders

Change in Control

We entered into an Agreement and Plan of Merger, dated as of March 22, 2007 (the "Merger Agreement"), with Avery Dennison Corporation, a Delaware corporation ("Avery Dennison"), and Alpha Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Avery Dennison ("Merger Sub"), pursuant to which Merger Sub will merge with and into us, and we will be the surviving corporation (the "Merger"). Avery Dennison's and our Board of Directors have approved the Merger and the Merger Agreement, which is subject to approval of our shareholders and certain other conditions. The terms and conditions of the Merger Agreement are described in our Form 8-K, dated March 22, 2007, and filed on March 23, 2007. Consummation of the Merger will result in a change in control of Paxar Corporation.


Item 13:  Certain Relationships and Related Transactions, and Director
Independence

    Our Board has determined that all of our Directors, except Robert van der Merwe, Arthur Hershaft, and Jack Becker, are independent under New York Stock Exchange Rules and have no relationship with our company, other than being a Director and shareholder. In making its determination, the Board adhered to the specific tests for independence included in the New York Stock Exchange listing standards.

    For Arthur Hershaft's Supplemental Retirement Benefit, or "SRB," see page
35. In addition, on October 30, 2001, we entered into an agreement with Victor Hershaft under which we agreed to pay him a SRB equal to 60% of the average of his highest three years' compensation from 1996 through 2001 when he reached age 65 in 2009. Pursuant to an option in the agreement, Mr. Hershaft elected to have payments begin in 2002, subject to a 3% per year reduction in the percentage benefit. Accordingly, we are paying him $266,652 annually. We have also agreed to pay Mr. Hershaft's spouse a retirement benefit equal to 50% of his SRB, if he predeceases her. If there is a change of control of the Company, Mr. Hershaft will have the right to require us to establish an irrevocable trust for the purpose of paying his SRB, and we will make an irrevocable contribution to the trust in an amount sufficient to pay the SRB to him and his spouse.

     We renewed our Directors and Officers Liability Insurance from St. Paul Mercury Insurance Company and increased the coverage from $15 million to $30 million for the period from October 1, 2006 through September 30, 2007 at an annual premium of $487,000. The policy insures us and our directors and officers in accordance with the indemnification provisions of the New York Business Corporation Law.

     We have been leasing a plant in Sayre, Pennsylvania from Arthur Hershaft and other Hershaft family members, including heirs and estates, for more than 50 years. The lessors agreed in September 2004 to amend the lease agreement and increase the rent to $120,000, retroactive to January 1, 2002 (approximately $3 per square foot), with termination provisions. The Audit Committee reviewed and approved the revised terms of the lease and has determined that the terms are no less favorable than terms obtainable from non-affiliated persons. The Audit Committee also concluded that this long-standing situation does not create any conflict of interest and is consistent with our Code of Business Conduct.

     The law firm of Snow Becker Krauss P.C., of which Jack Becker is a principal, has served as our principal outside counsel for more than 30 years. The firm receives an annual retainer of $120,000 plus fees for specific additional tasks. In 2006, we paid Snow Becker Krauss P.C. a total of $120,000.


Review, Approval or Ratification of Transactions with Related Persons

We do not have a formal policy with respect to related party transactions. On a yearly basis, we request that our directors and executive officers identify potential related party transactions involving such persons and/or their respective families so that such transactions can properly be disclosed.


Item 14:  Principal Accountant Fees and Services

     On August 6, 2003, our Audit Committee retained Ernst & Young LLP, or "E&Y," to act as our independent public accountants to audit and certify our financial statements for the year ending December 31, 2003. The Committee retained E&Y for the years ending December 31, 2005 and December 31, 2006, expects to retain E&Y for the year ending December 31, 2007, as well.

     All fees, whether audit, audit-related, tax or other, require the prior review and approval of our Audit Committee. Representatives of E&Y are expected to be present at the Annual Shareholders' Meeting. E&Y may make a statement at the annual meeting if they desire to do so and will be available to respond to appropriate questions.


Fees Paid to Independent Accountants:

                                                                                         2006                 2005
                                                                                   ----------------        ----------
Audit Fees (a).................................................................... $    3,095,000        $   3,076,808
Audit-Related Fees                                                                 $        7,932        $      37,300(b)
Tax Fees                                                                           $      221,196        $     206,000(c)
All Other Fees ...................................................................          None                 None

(a) Includes payment to reimburse out-of-pocket expenses of $100,000 in 2006 and $76,808 in 2005.

(b) Consisted primarily of an audit of our 401(k) plan.

(c) Consisted primarily of a review of our United States tax return, preparation assistance outside the United States, and tax planning related to our operations in over 35 countries.

The Audit Committee's policy is that audit and non-audit related services to be performed by our independent auditors require the prior review and approval of our Audit Committee.

                                     PART IV


Item 15: Exhibits and Financial Statement Schedules

(a) Documents

(1) FINANCIAL STATEMENTS --
    Management's Responsibility for Financial Reporting................       42
    Management's Report on Internal Control over Financial Reporting...       43
    Reports of Independent Registered Public Accounting Firm...........44 and 45
    Consolidated Statements of Income for the years ended December 31,
     2006, 2005 and 2004...............................................       46

    Consolidated Balance Sheets as of December 31, 2006 and 2005.......       47

    Consolidated Statements of Shareholders' Equity and Comprehensive
    Income for the years ended December 31, 2006, 2005 and 2004........       48

    Consolidated Statements of Cash Flows for the years ended December
     31, 2006, 2005 and 2004...........................................       49

    Notes to Consolidated Financial Statements......................... 50 to 67

(2) FINANCIAL STATEMENT SCHEDULE --
    Schedule II -- Valuation and Qualifying Accounts...................       68

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

(b) Exhibits

       2.1 Agreement and Plan of Merger, dated as of March 22, 2007, among Avery Dennison Corporation, Alpha Acquisition Corp. and Paxar Corporation.(T)
       3.1    Amended and Restated By-laws. (A)
       3.2    Amended and Restated Certificate of Incorporation. (C)
       3.3    Amendment to Amended and Restated  Certificate  of  Incorporation.
              (D)
       10.1   Registrant's 1990 Employee Stock Option Plan. (B)
       10.2   Registrant's 1997 Incentive Stock Option Plan. (E)
       10.3   Deferred Compensation Plan for Directors. (F)
       10.4   Note Purchase Agreement dated as of August 4, 1998. (G)
       10.5 Form of Change of Control Employment Agreement between the Registrant and named executive officers and other executives. (H)
       10.6 Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging Material, Inc., Center Capital Investors III, L.P. and Related Partnerships. (I)
       10.7 Amendment No. 1, dated March 9, 2000 to the Stock Purchase and Recapitalization Agreement, dated as of February 8, 2000, among the Registrant, Paxar Capital Corporation, International Imaging Materials, Inc., Centre Capital Investors III, L.P., and related partnerships. (I)
       10.8   Registrant's 2000 Long-Term Performance and Incentive Plan. (J)
       10.9 Agreement, dated as of July 11, 2001, by and between Paxar Corporation and Arthur Hershaft. (K)
       10.10 Agreement, dated as of September 1, 2001, by and between Paxar Corporation and Victor Hershaft. (L)
       10.11  Credit Agreement, dated as of November 28, 2005. (M)
       10.12 Termination of Agreement, dated as of November 17, 2003, by and between Paxar Corporation and Arthur Hershaft. (N)
       10.13 Employment Agreement, dated as of October 1, 2004, between Paxar Corporation and Arthur Hershaft. (O)
       10.14  Registrant's 2005 Incentive Compensation Plan. (P)
       10.15  Settlement  Agreement,  dated  September  14, 2006, by and between
              Paxar Corporation and Zebra Technologies Corporation. (Q)
       10.16  Form  of  Stock  Option  Award  Agreement  under  the  Paxar  2000
              Long-Term Performance and Incentive Plan.(S)
       10.17 Performance Share Agreement for 2006, Under the Paxar 2006 Incentive Compensation Plan. (R)
       10.18 Amendment to Change of Control Employment Agreement with Robert P. van der Merwe dated March 22, 2007.(U)
       10.19 Amendment to Change of Control Employment Agreement with Anthony Colatrella dated March 22, 2007.(U)
       21.1   Subsidiaries of Registrant.(S)
       23.1   Consent of Independent Registered Public Accounting Firm.(S)
       31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.*
       31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.*
       32.1   Certification  Pursuant  to 18 U.S.C.  Section  1350,  as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
       32.2   Certification  Pursuant  to 18 U.S.C.  Section  1350,  as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

     (O) Incorporated herein by reference from Exhibits to Registrant's Form 10-Q filed on November 5, 2004.

     (P) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated January 1, 2005.

     (Q) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated September 14, 2006.

     (R) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated May 4, 2006.

     (S) Incorporated herein by reference from Exhibits to Registrant's Form 10-K for the year ended December 31, 2006, filed February 28, 2007.

     (T) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated March 22, 2007, filed on March 23, 2007.

     (U) Incorporated herein by reference from Exhibits to Registrant's Form 8-K dated March 22, 2007, filed on March 27, 2007.

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


                                      Paxar Corporation


                                      By: /s/Anthony S. Colatrella
                                      ------------------------------------------
                                      Anthony S. Colatrella
                                      Vice President and Chief Financial Officer
                                      Dated: April 27, 2007