Form 10-Q
period 2007-03-31
PAXAR CORP
filed 2007-05-10
CIK 75681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    Form 10-Q

                                ----------------


(Mark one)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007
                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from_________to_________
                          Commission file number 1-9493

                                ----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common  Stock,  $0.10 par value: 41,682,126 shares outstanding as of May 8, 2007

                          PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

    The consolidated financial statements included herein have been prepared by Paxar Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. While certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2006.

                       PAXAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                      2007              2006
                                                    ---------         --------

 Sales............................................    $215.1          $  199.6
 Cost of sales....................................     138.5             125.4
                                                    ---------         ---------
      Gross profit................................      76.6              74.2
 Selling, general and administrative expenses.....      67.5              63.4
 Integration/restructuring and other costs........       1.8               3.0
 Merger-related costs.............................       1.5                 -
                                                    ---------         ---------
      Operating income............................       5.8               7.8
 Other income, net................................       0.4               0.4
 Interest expense, net............................       0.5               1.2
                                                    ---------         ---------
      Income before taxes.........................       5.7               7.0
 Taxes on income..................................       1.6               1.8
                                                    ---------         ---------
      Net income..................................  $    4.1          $    5.2
                                                    =========         =========

 Basic earnings per share.........................  $   0.10          $   0.13
                                                    =========         =========

 Diluted earnings per share.......................  $   0.10          $   0.13
                                                    =========         =========

 Weighted average shares outstanding:
   Basic..........................................      41.3              40.7
   Diluted........................................      42.2              41.5


    The accompanying notes are an integral part of the financial statements.


                       PAXAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (in millions, except share and per share amounts)


                                                                    March 31,      December 31,
                                                                      2007            2006
                                                                    --------         --------
                                                                  (unaudited)
ASSETS
Current assets:
Cash and cash equivalents........................................   $   34.7         $   40.2
Accounts receivable, net of allowances of $12.5 and $12.3 at
   March 31, 2007 and December 31, 2006, respectively............      143.0            146.4
Inventories......................................................      122.1            119.5
Deferred income taxes............................................       12.9             12.7
Other current assets.............................................       20.4             21.4
                                                                    --------         --------
          Total current assets...................................      333.1            340.2
                                                                    --------         --------

Property, plant and equipment, net...............................      183.8            179.7
Goodwill and other intangible, net...............................      235.4            234.1
Other assets.....................................................       16.9             17.0
                                                                    --------         --------

Total assets.....................................................   $  769.2         $  771.0
                                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to banks.....................................................   $    1.4         $    1.3
Current maturities of long-term debt.............................        8.0              8.0
Accounts payable and accrued liabilities.........................      130.6            134.8
Accrued taxes on income..........................................        2.7             13.4
                                                                    --------         --------
          Total current liabilities..............................      142.7            157.5
                                                                     -------          -------

Long-term debt...................................................       26.3             35.4
Deferred income taxes............................................       12.3             12.1
Other liabilities................................................       37.7             21.5

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized
   and none issued...............................................         --                --
Common stock, $0.10 par value, 200,000,000 shares authorized,
   41,580,739 and 41,352,432 shares issued and outstanding at
   March 31, 2007 and December 31, 2006, respectively............        4.2              4.1
Paid-in capital..................................................       49.7             45.0
Retained earnings................................................      470.5            472.7
Accumulated other comprehensive income...........................       25.8             22.7
                                                                    --------         --------
          Total shareholders' equity.............................      550.2            544.5
                                                                    --------         --------

Total liabilities and shareholders' equity.......................   $  769.2         $  771.0
                                                                    ========         ========

    The accompanying notes are an integral part of the financial statements.


                       PAXAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                Three Months
                                                                   Ended
                                                                 March 31,
                                                         -----------------------
                                                           2007          2006
                                                         ----------   ----------
OPERATING ACTIVITIES
 Net income............................................. $     4.1     $    5.2
 Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization.......................       8.5          8.4
    Stock-based compensation............................       1.7          1.2
    Deferred income taxes...............................      (0.2)        (0.5)
    Gain on sale of property and equipment, net ........         -         (0.1)
    Write-off of property and equipment.................       0.3            -
 Changes in assets and liabilities, net of
   businesses acquired:
    Accounts receivable.................................       3.4         (4.3)
    Inventories.........................................      (2.6)       (10.2)
    Other current assets................................      (1.0)        (1.9)
    Accounts payable and accrued liabilities............      (4.3)         4.8
    Accrued taxes on income.............................      (1.5)        (1.6)
    Other, net..........................................       2.1         (0.7)
                                                         ----------   ----------

    Net cash provided by operating activities...........      10.5          0.3
                                                         ----------   ----------

INVESTING ACTIVITIES
 Purchases of property and equipment....................     (10.6)        (6.9)
 Acquisitions, net of cash acquired.....................         -         (3.3)
 Proceeds from sale of property and equipment...........         -          0.1
 Other..................................................         -            -
                                                         ----------   ----------

    Net cash used in investing activities...............     (10.6)       (10.1)
                                                         ----------   ----------

FINANCING ACTIVITIES
 Net increase in short-term debt........................       0.2          0.1
 Additions to long-term debt............................         -          9.9
 Reductions in long-term debt...........................      (9.0)           -
 Proceeds from common stock issued under employee
   stock option and stock purchase plans................       3.1          3.5
                                                         ----------   ----------

    Net cash (used in) provided by financing activities.      (5.7)        13.5
                                                         ----------   ----------

Effect of exchange rate changes on cash flows...........       0.3          0.3
                                                         ----------   ----------

    (Decrease) increase in cash and cash equivalents....      (5.5)         4.0
Cash and cash equivalents at beginning of year..........      40.2         48.2
                                                         ----------   ----------
Cash and cash equivalents at end of period.............. $    34.7     $   52.2
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

NOTE 2:  MERGER AGREEMENT WITH AVERY DENNISON

    On March 22, 2007, Paxar entered into an Agreement and Plan of Merger ("Merger Agreement") among the Company, Avery Dennison Corporation ("Avery") and Alpha Acquisition Corporation ("Sub"), a wholly-owned subsidiary of Avery, pursuant to which it is proposed that Paxar will merge with and into the Sub, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Avery (the "Merger"). Pursuant to the terms of the Merger Agreement, each share of common stock, par value $0.10, of Paxar (other than shares owned by Avery, Sub or Paxar) will be converted into the right to receive $30.50 in cash for a total value of approximately $1.34 billion. At the effective time and as a result of the Merger, each outstanding option to purchase Paxar common stock, shares of Paxar restricted stock and Paxar performance share awards will be converted into weight-adjusted options to purchase Avery common stock, shares of Avery restricted stock or Avery restricted stock units, respectively. The occurrence of certain circumstances could cause the accelerated vesting of these different securities.


    The Merger has been approved by the Company's Board of Directors. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement: 1) the Company may be required to pay Avery a termination fee of $40.0, plus reasonable expenses incurred by Avery relating to the Merger Agreement, up to an aggregate amount of $5.0 and 2) Avery may be required to pay the Company a termination fee of $50.0.

    On April 20, 2007, the Federal Trade Commission and the Antitrust Division of the United States Department of Justice granted early termination of the waiting period applicable to the proposed Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Early termination of the waiting period concludes the U.S. government's pre-merger antitrust review of the Merger. The transaction remains subject to Paxar shareholder approval, as well as regulatory approvals in several other countries. The parties believe that they will receive regulatory clearance outside the United States by the end of the second quarter. Paxar expects to hold its shareholder meeting early this summer, and is preparing the requisite documentation. The parties expect to complete the Merger immediately after receipt of all regulatory and shareholder approvals.

    The Company has incurred a non-refundable investment banking fee of $1.0 in connection with the execution of the Merger Agreement, which has been recorded in merger-related expenses as a component of operating income in the Company's Condensed Consolidated Income Statements for the three months ended March 31, 2007. At the effective time of the Merger, the Company will owe the investment banking firm additional fees of approximately $14.4. Additionally, the Company incurred approximately $0.5 in legal fees in the first quarter of 2007 relating to the Merger, which have also been recorded as merger-related expenses in the Company's Condensed Consolidated Income Statements for the three months ended March 31, 2007.

    Under the Merger Agreement, the Company has agreed that, prior to the effective time of the Merger, the Company will carry on business in the ordinary and usual course and the Company will use commercially reasonable efforts to preserve the Company's business organizations and maintain relations and goodwill with customers, suppliers, distributors, agents, strategic partners, creditors, lessors, employees and business associates. Additionally, the Company has agreed, subject to certain exceptions, to restrictive covenants which limit the Company's ability to perfrom specified activities without Avery's prior written consent.

NOTE 3:  STOCK-BASED COMPENSATION

The Company has four types of stock-based compensation programs: stock options, performance awards, restricted stock and an employee stock purchase plan ("ESPP").

The following summarizes stock-based compensation expense recognized in the first quarter of 2007 and 2006:

                                                  Three months ended
                                            March 31,           March 31,
                                               2007               2006
                                         -----------           -----------

Stock options...........................    $    0.6              $    0.8
Performance awards......................         0.9                   0.3
Restricted stock........................         0.2                   0.1
                                         -----------           -----------
     Total stock-based compensation         $    1.7              $    1.2
                                         ===========           ===========

During the three months ended March 31, 2007, 0.2 shares have been issued upon exercise of options.

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

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

    In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("FASB 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. FASB 159 will be effective beginning in fiscal 2008. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on the consolidated financial statements.

NOTE 5:  FINANCIAL INSTRUMENTS AND DERIVATIVES

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

    The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $13.8 and $31.1 for the three months ended March 31, 2007 and 2006, respectively.

    The fair value of outstanding forward foreign exchange contracts at March 31, 2007 and December 31, 2006 for delivery of various currencies at various future dates and the changes in fair value recorded in income during the three month periods ended March 31, 2007 and 2006 were not material. The notional value of outstanding forward foreign exchange contracts at March 31, 2007 and December 31, 2006, was $1.7 and $10.9, respectively.

    All financial instruments of the Company, with the exception of hedge instruments, are carried at cost, which approximates fair value.

NOTE 6:  INVENTORIES, NET

    Inventories are stated at the lower of cost or market value. The value of inventories determined using the last-in, first-out method was $9.5 and $9.7 as of March 31, 2007 and December 31, 2006, respectively. The value of all other inventories determined using the first-in, first-out method was $112.6 and $109.8 as of March 31, 2007 and December 31, 2006, respectively.

    The components of net inventories are as follows:

                                                      March 31,   December 31,
                                                        2007         2006
                                                    -----------   -----------

       Raw materials...............................    $   66.3      $   64.6
       Work-in-process.............................         9.4           9.1

       Finished goods..............................        64.2          64.2
                                                    -----------   -----------
                                                          139.9         137.9
       Allowance for obsolescence..................       (17.8)        (18.4)
                                                    -----------   -----------

                                                       $  122.1       $119.5
                                                    ===========   ===========

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

    The changes in the carrying amounts of goodwill for the three months ended March 31, 2007 are as follows:

                                            Global       Global
                                            Apparel    Supply Chain
                                           Solutions    Solutions       Total
                                           ---------    ---------      --------
    Balance, January 1, 2007.............   $ 108.2     $ 125.2        $ 233.4
    Acquisition adjustments..............       0.3           -            0.3
    Translation adjustments..............       1.0           -            1.0
                                            -------     -------        -------
    Balance, March 31, 2007..............   $ 109.5     $ 125.2        $ 234.7
                                            =======     =======        =======

    Acquisition adjustments during the three months ended March 31, 2007 consisted of purchase price allocation related to acquisitions in 2006.

    The Company's other intangibles are as follows:

                                                    March 31,   December 31,
                                                      2007          2006
                                                   ----------    ----------

       Noncompete agreement...................       $    1.7      $    1.7
       Customer relationships.................            0.8           0.8
                                                   ----------    ----------
                                                          2.5           2.5
       Accumulated amortization...............           (1.8)         (1.8)
                                                   ----------    ----------

                                                     $    0.7      $    0.7
                                                   ==========    ==========


NOTE 8:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    A summary of accounts payable and accrued liabilities is as follows:

                                                  March 31,      December 31,
                                                    2007             2006
                                                ----------        ----------

       Accounts payable.......................     $59.1          $   62.4
       Accrued payroll costs..................      19.1              20.9
       Accrued restructuring costs............       4.7               5.8
       Trade programs.........................       6.7               7.2
       Advance service contracts..............       6.5               3.7
       Accrued commissions....................       1.3               2.6
       Accrued professional fees..............       1.8               3.3
       Accrued interest.......................       0.3               0.2
       Other accrued liabilities..............      31.1              28.7
                                                ----------        ----------

                                                  $130.6          $  134.8
                                                ==========        ==========

NOTE 9: INVESTMENTS

    Investments where the Company does not have significant influence and where the market value is not readily determinable are accounted for under the cost method; where market value is readily determinable, they are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Impairment losses on the Company's investments are charged to income for other-than-temporary declines in fair value. In the third quarter of 2006, the Company recognized a $5.0 impairment charge related to an other-than-temporary decline in fair value of its common stock investment in International Imaging Materials, Inc. ("IIMAK"). Investments, which are included in other assets in the accompanying consolidated balance sheets, approximated $14.8 and $14.5, as of March 31, 2007 and December 31, 2006, respectively, all of which represent the Company's remaining investment in IIMAK.

NOTE 10:  LONG-TERM DEBT

    A summary of long-term debt is as follows:

                                                         March 31,  December 31,
                                                           2007         2006
                                                         --------     --------

   Revolving credit facility ...........................    21.2         30.1
   Economic development revenue bonds due 2011 and 2019.    13.0         13.0
   Other................................................     0.1          0.3
                                                         --------     --------

   Total debt...........................................    34.3         43.4
   Less: Current maturities of long-term debt...........    (8.0)        (8.0)
                                                         --------     --------
                                                          $ 26.3       $ 35.4
                                                         ========     ========

    Maturities of long-term debt are as follows:

    Years ending December 31,
    --------------------------------------------

    2007........................................            8.0
    2010........................................           21.2
    Thereafter..................................            5.1
                                                       ---------
                                                       $   34.3

NOTE 11:  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes is as follows:

                                                        Three Months Ended
                                                            March 31,
                                                  ---------------------------
                                                     2007             2006
                                                  ---------        ----------

        Interest................................. $    0.4          $    1.0
                                                  =========        ==========

        Income taxes............................. $    2.7          $    3.4
                                                  =========        ==========

NOTE 12: COMPREHENSIVE INCOME

    Comprehensive income for the periods presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items since the Company considers undistributed earnings of foreign subsidiaries to be permanently invested.

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                        2007              2006
                                                      --------          -------

       Net income.................................    $    4.1          $    5.2
       Foreign currency translation adjustments...         3.1               1.9
                                                      --------          --------

       Comprehensive income.......................    $    7.2          $    7.1
                                                      ========          ========

NOTE 13: EARNINGS PER SHARE

    The reconciliation of basic and diluted weighted average common shares outstanding is as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                           -------------------
                                                             2007        2006
                                                           --------    -------

       Weighted average common shares (basic)............      41.3       40.7
       Options and restricted stock awards...............       0.9        0.8
                                                           --------   --------

       Adjusted weighted average common shares (diluted).      42.2       41.5
                                                           =========  ========

NOTE 14: SEGMENT INFORMATION


    Effective January 1, 2007, the Company changed its operating segments. The Company believes that the retail and apparel environments increasingly require a more global, product-oriented organization in order to remain competitive, and therefore, operations have been organized into two product-focused segments consisting of the following:

        Global Apparel Solutions -- develops, manufactures and sells apparel identification products which include printed labels, woven labels, graphics tags, apparel systems (control printers, hot stamp machines, inks, coated fabrics and roll-to-roll tags) and item level radio-frequency identification ("RFID") products to customers in the retail and apparel manufacturing industries.

        Global Supply Chain Solutions -- develops, manufactures and sells bar code, pricing solutions and case and pallet level radio-frequency identification ("RFID") products to customers in the retail and apparel manufacturing industries.

    During the first three months of 2007, the Global Apparel Solutions segment contributed approximately 73% of the Company's total sales, while the Global Supply Chain Solutions segment contributed approximately 27% of the Company's total sales.

         The Company has restated prior period segment information presented in the table below to conform to the current segment reporting structure:

                                                                March 31,
                                                       ------------------------
                                                          2007            2006
                                                       --------        --------
   Sales to unaffiliated customers:
   Global Apparel Solutions......................      $  156.8        $  141.8
   Global Supply Chain Solutions.................          58.3            57.8
                                                       --------        --------

        Total....................................      $  215.1        $  199.6
                                                       ========        ========

   Intersegment sales:
   Global Apparel Solutions......................      $   37.8        $   36.6
   Global Supply Chain Solutions.................           4.3             3.7
   Eliminations..................................         (42.1)          (40.3)
                                                       --------        --------

        Total....................................      $     --        $     --
                                                       ========        ========

   Operating Income (a):
   Global Apparel Solutions (a)..................      $    7.4        $    9.7
   Global Supply Chain(a)........................           5.8             6.7
                                                       --------        --------
                                                           13.2            16.4
   Corporate expenses (a)........................          (7.4)           (8.5)
   Amortization of other intangible..............             -            (0.1)
                                                       --------        --------

        Operating income.........................           5.8             7.8
   Other income, net ............................           0.4             0.4
   Interest expense, net.........................          (0.5)           (1.2)
                                                       --------        --------

            Income before taxes..................      $    5.7        $    7.0
                                                       ========        ========

   (a) Global Apparel Solutions and Global Supply Chain Solutions include integration/restructuring expenses of $1.5 and $0.3, respectively, for the three months ended March 31, 2007. Corporate expenses include $1.5 of merger-related costs for the three months ended March 31, 2007. Global Apparel Solutions and Corporate expenses include integration/restructuring expenses of $0.7 and $2.3, respectively, for the three months ended March 31, 2006.


   Total assets:
   Global Apparel Solutions......................      $  533.5       $  526.6
   Global Supply Chain Solutions.................         200.1          199.0
   Corporate and consolidating...................          35.6           45.4
                                                       --------       --------

        Total....................................      $  769.2       $  771.0
                                                       ========       ========



NOTE 15: INTEGRATION/RESTRUCTURING AND OTHER COSTS

    2005 Restructuring Program
    --------------------------

    In October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the "2005 Restructuring Program"). The plan was substantially focused on transferring existing apparel identification manufacturing capacity from the Company's U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. In April 2007, in response to continued migration of apparel production outside of Mexico and to improve margins and lower costs, the Company determined that changes in its manufacturing realignment plans will likely be required. The Company expects that a significant portion of its manufacturing capacity in Mexico will be transferred to locations in Central America and Asia Pacific, or outsourced to third party suppliers.

    The Company is also repositioning a portion of its legacy EMEA manufacturing activities to lower cost facilities in Eastern Europe, as part of the 2005 Restructuring Program. In addition, the plan includes the realignment and downsizing of the Company's design and customer service organization in legacy U.S. and Western European markets in response to the aforementioned production migration activities.

    The 2005 Restructuring Program is expected to be substantially completed during 2007. The 2005 Restructuring Program contemplates significant headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe, as well as in Mexico where the Company is now experiencing similar production migration trends. The Company expects to incur total pre-tax, non-recurring charges, upon completion, in the range of $25 to $33, including approximately $5 to $8 of non-cash charges. During the three months ended March 31, 2007 and 2006, the Company recognized charges of $1.6 and $3.0, respectively, in connection with the 2005 Restructuring Program. These charges were related to program management services, severance and retention programs, asset impairment charges and other facility closure costs. In the aggregate, the Company has recognized charges of approximately $20.3 in connection with the 2005 Restructuring Program, of which, approximately $16.9 represents cash costs.

    Other Restructuring Initiatives
    -------------------------------

    During the three months ended March 31, 2007, the Company initiated additional apparel restructuring and realignment activities to improve margins and lower costs in two manufacturing locations in Europe, estimating total costs of approximately $1.2, primarily consisting of workforce reductions and facility consolidation costs. These activities are expected to be completed by December 31, 2007. The Company recognized charges of $0.2 in connection with these initiatives during the three months ended March 31, 2007, which related almost entirely to workforce reductions.

    All integration/restructuring and other costs are identified on a separate line on the Company's income statement as a component of operating income.

    The following table presents the changes in accruals pertaining to the Company's restructuring and related initiatives for the three months ended March 31, 2007:

                                             Balance,                                        Balance,
                                        January 1, 2007      Expenses       Payments      March 31, 2007
                                       ------------------    --------      ---------    ----------------
       Severance......................       $  4.3            $  0.4         $ (0.6)         $  4.1
       Other costs....................          1.5               1.2           (2.1)            0.6
                                             ------            ------         ------          ------
                                             $  5.8            $  1.6         $ (2.7)         $  4.7
                                             ======            ======         ======          ======



    In addition, during the three months ended March 31, 2007, the Company recorded asset impairment charges of $0.2 related to the 2005 Restructuring Program.

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

    In the ordinary course of business, the Company and its subsidiaries are involved in certain disputes and litigation, none of which will, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations

NOTE 17: INCOME TAXES

    We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $6.3 increase in the liability for uncertain tax positions, which was accounted for as a reduction of retained earnings. The reserve for uncertain tax positions at March 31, 2007 was $16.6, of which $16.5 would affect the effective tax rate if recognized. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We recognize interest accrued related to uncertain tax positions in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. As of March 31, 2007, we had approximately $0.5 of interest accrued related to uncertain tax positions, which, net of the federal tax benefit, is approximately $0.3.

    The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

                       Jurisdiction                  Years
                       ------------                  -----

                   United States.........          2003-2006
                   Hong Kong.............          2001-2006
                   Italy.................          2001-2006
                   Germany...............          2001-2006
                   France................          2003-2006

NOTE 18: SUBSEQUENT EVENT

    On May 4, 2007, the Company acquired the remaining 49% interest in Paxar de Colombia, S.A. for $ 4.7. In connection with this transaction, the Company will recognize goodwill of approximately $3.2.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

    This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 2E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of our future business, results of operations, liquidity and operating or financial performance or results. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These and other important risk factors are included under the caption "Risk Factors" beginning on page 6 of the Company's Annual Report on Form 10-K/A.

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

    The following discussion and analysis should be read in conjunction with Paxar's Condensed Consolidated Financial Statements and the notes thereto that appear elsewhere in this report. All amounts are stated in millions, except per share data, or unless otherwise stated.

Merger Agreement with Avery Dennison

    On March 22, 2007, Paxar entered into an Agreement and Plan of Merger ("Merger Agreement") among the Company, Avery Dennison Corporation ("Avery") and Alpha Acquisition Corporate ("Sub"), a wholly-owned subsidiary of Avery, pursuant to which it is proposed that Paxar will merge with and into the Sub, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Avery (the "Merger"). Pursuant to the terms of the Merger Agreement, each share of common stock, par value $0.10, of Paxar (other than shares owned by Avery, Sub or Paxar) will be converted into the right to receive $30.50 in cash for a total value of approximately $1.34 billion. At the effective time and as a result of the Merger, each outstanding option to purchase Paxar common stock, shares of Paxar restricted stock and Paxar performance share awards will be converted into weight-adjusted options to purchase Avery common stock, shares of Avery restricted stock or Avery restricted stock units, respectively. The occurrence of certain circumstances could cause the accelerated vesting of these different securities.

         The Merger has been approved by the Company's Board of Directors. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement: 1) the Company may be required to pay Avery a termination fee of $40.0, plus reasonable expenses incurred by Avery relating to the Merger Agreement, up to an aggregate amount of $5.0, and 2) Avery may be required to pay the Company a termination fee of $50.0.

    On April 20, 2007, the Federal Trade Commission and the Antitrust Division of the United States Department of Justice granted early termination of the waiting period applicable to their proposed merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Early termination of the waiting period concludes the U.S. government's pre-merger antitrust review of the Merger. The transaction remains subject to Paxar shareholder approval, as well as regulatory approvals in several other countries. The parties believe that they will receive regulatory clearance outside the United States by the end of the second quarter. Paxar expects to hold its shareholder meeting early this summer, and is preparing the requisite documentation. The parties expect to complete the merger immediately after receipt of all regulatory and shareholder approvals.

    The Company has incurred a non-refundable investment banking fee of $1.0 in connection with the execution of the Merger Agreement, which has been recorded in merger-related expenses as a component of operating income in the Company's Condensed Consolidated Income Statements for the three months ended March 31, 2007. At the effective time of the Merger, the Company will owe the investment banking firm additional fees of approximately $14.4. Additionally, the Company incurred approximately $0.5 in legal fees in the first quarter of 2007 relating to the Merger, which have also been recorded as merger-related expenses in the Company's Condensed Consolidated Income Statements for the three months ended March 31, 2007.

    Under the Merger Agreement, the Company has agreed that, prior to the effective time of the Merger, the Company will carry on business in the ordinary and usual course and the Company will use commercially reasonable efforts to preserve the Company's business organizations and maintain relations and goodwill with customers, suppliers, distributors, agents, strategic partners, creditors, lessors, employees and business associates. Additionally, the Company has agreed, subject to certain exceptions, to restrictive covenants which limit the Company's ability to perform specified activities without Avery's prior written consent.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007, AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2006

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

    Effective January 1, 2007, the Company changed its operating segments. The Company believes that the retail and apparel environments increasingly require a more global, product-oriented organization in order to remain competitive, and therefore, our operations have been organized into two product-focused segments consisting of 1) Global Apparel Solutions and 2) Global Supply Chain Solutions.

    The Company's results of operations for the three months ended March 31, 2007 and 2006, in dollars and as a percent of sales, are presented below:

                                                                              Three Months Ended
                                                         -------------------------------------------------------------
                                                               March 31, 2007                    March 31, 2006
                                                         ----------------------------      ---------------------------
       Sales..........................................     $  215.1       100.0%            $  199.6       100.0%
       Cost of sales..................................        138.5        64.3                125.4        62.8
                                                           --------     -------             --------     -------
           Gross profit...............................         76.6        35.6                 74.2        37.2
       Selling, general and administrative expenses...         67.5        31.4                 63.4        31.8
       Integration/restructuring and other costs......          1.8         0.8                  3.0         1.5
       Merger-related costs...........................          1.5         0.7                    -           -
                                                           --------     -------             --------     -------
           Operating income...........................          5.8         2.7                  7.8         3.9
       Other income, net                                         0.4        0.2                   0.4        0.2
       Interest expense, net..........................          0.5         0.2                  1.2         0.6
                                                           --------     -------             --------     -------
           Income before taxes........................          5.7         2.7                  7.0         3.5
       Taxes on income................................          1.6         0.8                  1.8         0.9
                                                           --------     -------             --------     -------
           Net income.................................     $    4.1         1.9%            $    5.2         2.6%
                                                           ========     =======             ========     =======

    For the three months ended March 31, 2007, our sales increased $15.5, or 7.8%, to $215.1, compared with $199.6 for the three months ended March 31, 2006. The sales growth was driven by a $9.8 increase in organic sales, $3.7 related to changes in foreign exchange rates and $2.0 as a result of acquisitions.

    In order to adapt to the changing global apparel industry, the Company announced in October 2005 that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the "2005 Restructuring Program"). The 2005 Restructuring Program is expected to be substantially completed during 2007. For further information, refer to "Integration/Restructuring and Other Costs", below.

    Given the continued competitive marketplace and the changing global apparel environment, the Company anticipates that the near-term operating environment will remain challenging. However, the savings and benefits from the 2005 Restructuring Program along with the Company's other ongoing cost-savings and growth initiatives are anticipated to provide additional funds for investment in support of new product development while also supporting an increased level of profitability. The Company currently expects to realize between $13.0 and $14.0 in cost savings during 2007 and achieve an annual savings rate of at least $20.0 by the end of 2007. These savings relate principally to salaries and related expenses, and will be reflected primarily as a reduction in cost of goods sold and, to a lesser extent, as a reduction in selling, general and administrative expenses; the Company does not currently expect to redirect those savings to spending in other areas or other income statement line items.

Sales

    The following table presents sales by operating segment:

                                                    Three Months Ended
                                         ---------------------------------------
                                            March 31, 2007      March 31, 2006
                                         -------------------  ------------------

    Global Apparel Solutions.........    $  156.8     72.9%   $  141.8     71.0%
    Global Supply Chain Solutions....        58.3     27.1        57.8     29.0
                                         --------  -------    --------  -------
        Total........................    $  215.1    100.0%   $  199.6    100.0%
                                         ========  =======    ========  =======

    Global Apparel Solutions sales increased $15.0, or 10.6%, to $156.8 for the three months ended March 31, 2007, compared with $141.8 for the three months ended March 31, 2006. The increase was primarily attributable to organic sales growth of $10.4, the favorable impact of changes in foreign exchange rates of $2.6 and acquisition revenue of $2.0. The increase in organic sales is largely due to 1) targeted key customer account initiatives where we experienced healthy gains in heat transfer and graphic tag revenues, and 2) effective capacity expansion in our Asia Pacific locations, where we continue to benefit from new business expansion and the steady migration of many of the Company's customers that have moved their production out of the U.S., U.K. and Western Europe.

    Global Supply Chain Solutions sales increased $0.5, or 0.9%, to $58.3 for the three months ended March 31, 2007, compared with $57.8 for the three months ended March 31, 2006. The increase was entirely attributable to the favorable impact of changes in foreign exchange rates of $1.1, partially offset by a $0.6 decrease in organic sales. The decline in organic sales was primarily attributable to the timing of large bar code printer sales in the U.S.

Gross Profit

    Gross profit was $76.6, or 35.6% of sales, for the three months ended March 31, 2007, compared with $74.2, or 37.2% of sales, for the three months ended March 31, 2006. The lower gross profit as a percentage of sales was due primarily to under-absorption of fixed factory overhead costs due to lower volumes and other related production inefficiencies related to our apparel manufacturing operations in Latin America, primarily Mexico, as well as, to a lesser extent, certain locations in the U.S. and Western Europe. In addition, during the quarter we experienced unfavorable changes in product mix related to the timing of certain bar code printer sales within our Global Supply Chain Solutions business.

    Management's ongoing strategy includes implementing process improvements to reduce costs in all of the Company's manufacturing facilities, re-deploying assets to optimize production capacity, and expanding production in new and emerging markets in order to minimize labor costs and maximize operating performance efficiencies. During 2005, the Company announced that it would undertake restructuring activities related to realigning production capacity utilization, primarily related to its domestic locations (refer to discussion below, "Integration/Restructuring and Other Costs"). In addition, as part of continuing efforts to rationalize manufacturing capabilities and respond to changing market conditions, the Company has begun to execute a separate initiative involving the transfer of manufacturing capacity from existing facilities in Hong Kong to a new manufacturing site in China. Production inefficiencies resulting from start-up activities at the new site in China will approximate $1.2 million in 2007. We expect the new facility will generate a nominal benefit in 2008 and approximately $3.5 to $4.0 million in savings in 2009 and beyond.

Selling, General and Administrative ("SG&A") Expenses

    SG&A expenses were $67.5 for the three months ended March 31, 2007, compared with $63.4 for the three months ended March 31, 2006. As a percent of sales, SG&A expenses were 31.4% for the three months ended March 31, 2007, compared with 31.8% for the three months ended March 31, 2006. Ongoing migration of sales and production from the U.S. and Western Europe to Asia Pacific, where the Company has a more favorable cost structure, is expected to increasingly benefit the Company's ratio of SG&A expenses to total sales.

Integration/Restructuring and Other Costs

    2005 Restructuring Program
    --------------------------

    In October 2005, the Company announced that it would undertake realignment initiatives to restructure production capacity utilization, particularly in response to the continued migration of apparel production outside of the United States (the "2005 Restructuring Program"). The plan was substantially focused on transferring existing apparel identification manufacturing capacity from the Company's U.S. operations primarily to facilities in Mexico, Central America and Asia Pacific. In April 2007, in response to continued migration of apparel production outside of Mexico, the Company determined that changes in its manufacturing realignment plans will likely be required. The Company expects that a significant portion of its manufacturing capacity in Mexico will be reduced and either transferred to locations in Central America and Asia Pacific, or outsourced to third party suppliers.

    The Company is also repositioning a portion of its EMEA manufacturing activities to lower cost facilities in Eastern Europe, as part of the 2005 Restructuring Program. In addition, the plan includes the realignment and downsizing of the Company's design and customer service organization in legacy U.S. and Western European markets in response to the aforementioned production migration activities.

    The 2005 Restructuring Program is expected to be substantially completed during 2007. The 2005 Restructuring Program contemplates significant headcount reductions in the Company's U.S. locations and, to a lesser extent, headcount reductions in Western Europe, as well as in Mexico where the Company is now experiencing similar production migration trends. The Company expects to incur total pre-tax, non-recurring charges, upon completion, in the range of $25 to $33, including approximately $5 to $8 of non-cash charges. During the three months ended March 31, 2007 and 2006, the Company recognized charges of $1.6 and $3.0, respectively, in connection with the 2005 Restructuring Program. These charges were related to program management services, severance and retention programs, asset impairment charges and other facility closure costs. Since inception, the Company has recognized charges in the aggregate of approximately $20.3 in connection with the 2005 Restructuring Program, of which, approximately $16.9 represents cash costs.

    Other Restructuring Initiatives
    -------------------------------

    During the three months ended March 31, 2007, the Company initiated additional apparel restructuring and realignment activities to improve margins and lower costs in two manufacturing locations in Europe, estimating total costs of approximately $1.2, primarily consisting of workforce reductions and facility consolidation costs. These activities are expected to be completed by December 31, 2007. The Company recognized charges of $0.2 in connection with these initiatives during the three months ended March 31, 2007, which related almost entirely to workforce reductions.

Merger-related Costs

    During the three months ended March 31, 2007, the Company incurred a non-refundable investment banking fee of $1.0 related to the Merger Agreement, as well as $0.5 of merger-related professional services fees. The Company will owe the investment banking firm additional fees of approximately $14.4 upon completion of the Merger.

Operating Income

    Operating income was $5.8, or 2.7% of sales, for the three months ended March 31, 2007, compared with $7.8, or 3.9% of sales, for the three months ended March 31, 2006. The operating results for the three month periods ended March 31, 2007 and 2006 included integration/restructuring and other costs of $1.8 and $3.0, respectively. In addition, $1.5 of merger-related costs was recorded for the three months ended March 31, 2007. On a reportable segment basis, exclusive of corporate expenses, operating income, as a percent of sales, was as follows:

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                   2007            2006
                                                 -------          -------

        Global Apparel Solutions...............     4.7%             6.8%
        Global Supply Chain Solutions..........     9.9%            11.6%

    Global Apparel Solutions operating income, as a percent of sales, decreased to 4.7%, compared to 6.8% for the three months ended March 31, 2006. The decrease primarily resulted from under-absorption of fixed factory overhead costs and other related production inefficiencies related to our apparel manufacturing operations in Latin America, primarily Mexico, in light of recent migration of apparel production to Asia Pacific. In addition, under-absorption of fixed costs resulting from continuing migration of production, in certain apparel locations in the U.S. and Western Europe, also adversely impacted operating income when compared to the same prior year period. The Global Apparel Solutions segment included integration/restructuring and other costs, as a percent of sales of 1.0% and 0.5%, respectively, for the three months ended March 31, 2007 and 2006.

    Global Supply Chain Solutions operating income, as a percent of sales, decreased to 9.9%, compared to 11.6% for the three months ended March 31, 2006. The decrease primarily resulted from unfavorable changes in product mix related to the timing of shipments of certain bar code printers. In addition, the Global Supply Chain Solutions segment included integration/restructuring and other costs, as a percent of sales of 0.5% for the three months ended March 31, 2007.

Interest Expense, Net

    Interest expense, net of interest income on invested cash, was $0.5 for the three months ended March 31, 2007, compared with $1.2 for the three months ended March 31, 2006. The decrease was attributable to a reduced debt position resulting from the use of cash generated from operations and the use of proceeds received from a patent lawsuit settlement in September of 2006. The net impact reduced the Company's total borrowings from $110.9 at March 31, 2006 to $35.7 as of March 31, 2007.

Taxes on Income

    The effective tax rate for the three months ended March 31, 2007 and 2006 was 28.1% and 25.0%, respectively. The rate is based on management's estimates of the geographic mix of projected annual pre-tax income and, to a lesser extent, state and local taxes. In addition, the effective tax rate is adjusted for certain discrete events that may arise from time to time. For the three months ended March 31, 2007, the effective rate was adversely impacted by losses in jurisdictions for which no tax benefit was recognized and a $0.5 net increase in income tax reserves for uncertain tax positions. This reserve was increased, in part, due to the different measurement criteria prescribed by FIN 48 for certain of the Company's uncertain tax positions. The aforementioned unfavorable items were partially offset by a $0.5 favorable tax ruling related to the deductibility of interest expense, based on certain criteria, in a foreign jurisdiction. Regarding all of the foregoing, in the event that actual results differ from these estimates or these estimates change in future periods, the Company may need to adjust the rate, which could materially impact its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents summary cash flow information for the periods indicated:

                                                              Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                               2007       2006
                                                            ---------  ---------
 Net cash provided by operating activities.............     $   10.5   $    0.3
 Net cash used in investing activities.................        (10.6)     (10.1)
 Net cash (used in)/provided by financing activities...         (5.7)      13.5
                                                            ---------  ---------
    (Decrease)/increase in cash and cash equivalents(a)...  $   (5.8)  $    3.7
                                                            =========  =========

(a) Before the effect of exchange rate changes on cash flows.

Overview

    Cash provided by operating activities has been the Company's primary source of funds to finance operating needs and growth opportunities. In November 2005, the Company entered into a five-year, $150 multi-currency Revolving Credit Agreement (the "Credit Agreement") with a group of five domestic and three international banks. The Company may increase the credit facility up to $250, subject to providing the participating banks adequate advance notice and securing their approval. Net cash provided by operating activities was $10.5 for the three months ended March 31, 2007, compared with $0.3 for the three months ended March 31, 2006. The increase in net cash provided by operating activities for the three months ended March 31, 2007 was primarily attributable to more effective inventory management and cash generated from collection of accounts receivable. Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future, supplemented by availability under the Credit Agreement, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic reach and product offerings.

Operating Activities

    In connection with the 2005 Restructuring Program, the Company expects to incur total pre-tax, non-recurring charges, once all phases are implemented, in the range of $25 to $33, which includes approximately $5 to $8 of non-cash charges. During the three months ended March 31, 2007 and 2006, the Company recognized charges of $1.6 and $3.0, respectively in connection with the 2005 Restructuring Program. Since inception, the Company has recorded charges aggregating approximately $20.3 in connection with the 2005 Restructuring Program. The Company currently expects to realize between $13 and $14 in cost savings during 2007 and achieve an annual savings rate of at least $20.0 by the end of 2007 in connection with its restructuring initiatives. These savings relate principally to salaries and related expenses, and will be reflected primarily as a reduction in cost of goods sold and, to a lesser extent, as a reduction in selling, general and administrative expenses; the Company currently does not expect to redirect those savings to spending in other areas or other income statement line items.

Investing Activities

    For the three months ended March 31, 2007 and 2006, the Company incurred $10.6 and $6.9, respectively, of capital expenditures to acquire production machinery, expand capacity and continue with its growth and expansion of Company operations in the emerging markets of Latin America, EMEA and Asia Pacific.
Capital expenditures are typically funded by cash provided by operating activities and, where necessary, availability under the Credit Agreement. In March 2006, the Company acquired the business and assets of Adhipress S.A., a supplier of price tickets and merchandising tags to French hypermarkets for $3.3.

Financing Activities

    The components of total capital as of March 31, 2007 and December 31, 2006, respectively, are presented below:

                                                      March 31,    December 31,
                                                        2007           2006
                                                   -----------     -----------

       Due to banks.............................      $    1.4        $    1.3
       Current maturities of long-term debt.....           8.0             8.0
       Long-term debt...........................          26.3            35.4
                                                   -----------     -----------

           Total debt...........................          35.7            44.7
       Shareholders' equity.....................         550.2           544.5
                                                   -----------     -----------

           Total capital........................      $  585.9        $  589.2
                                                   ===========     ===========

       Total debt as a percent of total capital.           6.1%            7.6%
                                                   ===========     ===========

    Management believes that the borrowings available under the Company's Credit Agreement provide sufficient liquidity to supplement the Company's operating cash flow. For the three months ended March 31, 2007, net repayments of the Company's outstanding debt was $8.8. For the three months ended March 31, 2006, net borrowings of the Company's outstanding debt was $10.0.

    The Company has various stock-based compensation plans, including two stock option plans, a long-term incentive plan, and an employee stock purchase plan. For the three months ended March 31, 2007 and 2006, the Company received proceeds of $3.1 and $3.5, respectively, from the sale of common stock issued under its employee stock option and stock purchase plans.

Financing Arrangement - Credit Agreement

    In November 2005, the Company replaced its existing three-year $50 revolving credit facility with a $150 Credit Agreement with a group of five domestic and three international banks. Under the Credit Agreement, the Company pays a facility fee determined by the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Borrowings under the Credit Agreement bear interest at the prime rate, negotiated rates, rates referenced to the London Interbank Offered Rate ("LIBOR") or Euro LIBOR, at the Company's option, with applicable margins varying in accordance with the attainment of specified debt to EBITDA thresholds and are guaranteed by certain of its domestic subsidiaries. The Company may increase the credit facility up to a maximum of $250, subject to providing the participating banks adequate advance notice and securing their approval. At March 31, 2007 and 2006, the interest rate on outstanding borrowings under this Credit Agreement had a weighted average interest rate of 4.63% and 4.75%, respectively.

    The Credit Agreement requires the Company to maintain an excess of consolidated total assets over total liabilities of not less than the sum of $350 plus 35% of cumulative consolidated net income from October 1, 2005. Our maximum allowable debt to EBITDA ratio, as defined, is 3.0 to 1 and minimum allowable fixed charge coverage ratio, as defined, is 1.5 to 1. The Company is in compliance with all debt covenants. The Company discloses the details of the compliance calculation to its banks and certain other lending institutions in a timely manner. Under the Credit Agreement, we cannot pay in excess of $50.0 in cash dividends during any 12-month period, and cannot pay in excess of $100.0 in cash dividends over its five-year term.

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

    The Company manages a foreign currency hedging program to hedge against fluctuations in foreign-currency-denominated trade liabilities by periodically entering into forward foreign exchange contracts. The aggregate notional value of forward foreign exchange contracts the Company entered into amounted to $13.8 and $31.1 for the three months ended March 31, 2007 and 2006, respectively.

    The following table summarizes as of March 31, 2007, the Company's forward foreign exchange contracts by currency. All of the Company's forward foreign exchange contracts mature within a year. Contract amounts are representative of the expected payments to be made under these instruments:


                                                                   Contract Amounts (in thousands)        Fair Value
                                                                  ----------------------------------
                                                                         Receive         Pay              (US$ 000's)
                                                                  ---------------- -----------------   ----------------
   Contract to receive US$/pay British pounds ("GBP").........    US$         751      GBP       401       $    37
   Contracts to receive GBP/pay EUR...........................    GBP         253      US$       498       $     1
   Contracts to receive EUR/pay US$...........................    EUR         336      US$       437       $    12

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

    There were no significant changes in the Company's exposure to market risk for the three months ended March 31, 2007 and 2006.

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

Sales Returns and Allowances

    Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates as well as customer service billing adjustments and allowances, which are both regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the three months ended March 31, 2007 and 2006, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

    Management makes judgments, based on established aging policy, historical experience and future expectations, as to the collectibility of the Company's accounts receivable, and establishes an allowance for doubtful accounts. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management reviews customer specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable balances were $143.0, net of allowances of $12.5, at March 31, 2007, and $146.4, net of allowances of $12.3, at December 31, 2006.

Inventories

    Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the last-in, first-out method was $9.5 and $9.7 as of March 31, 2007 and December 31, 2006, respectively. The value of all other inventories determined using the first-in, first-out method was $112.6 and $109.8 as of March 31, 2007 and December 31, 2006, respectively.

    On an ongoing basis, the Company evaluates the composition of its inventories and the adequacy of its allowance for slow-turning and obsolete products. Market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company's products, and current sales activities for this type of inventory.

Goodwill

    The Company evaluates goodwill for impairment annually, using a fair value approach, at the reporting unit level. In addition, the Company evaluates goodwill for impairment if a significant event occurs or circumstances change, which could result in the carrying value of a reporting unit exceeding its fair value. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company's stock price for a sustained period; and (5) the Company's market capitalization relative to net book value. The Company assesses the existence of impairment by comparing the implied fair values of its reporting units with their respective carrying amounts, including goodwill. During the fourth quarter of 2006, the Company completed its annual goodwill impairment assessment, and based on the results, the Company determined that no impairment of goodwill existed at October 31, 2006, and there have been no indicators of impairment since that date. A subsequent determination that this goodwill is impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

Impairment of Long-Lived Assets

    The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. Asset impairment analysis related to certain fixed assets in connection with the Company's restructuring initiatives requires management's best estimate of net realizable value, which includes an assessment of asset life and pricing trends impacting those assets and, where appropriate, quoted market prices. Management's analysis is, in part, sensitive to our estimates of salvage value for certain assets as well as the continuing relevance of quoted market prices of assets and other factors of fair value. Changes in management's estimates could impact the amount of our impairment charges, as well as depreciation expense recorded on certain assets. There were no significant impairment charges related to long-lived assets for the three months ended March 31, 2007 and 2006.

Investments

    The Company regularly evaluates the carrying value of its investments. When assessing investment securities for other-than-temporary declines in value, the Company considers such factors as, among other things, the financial condition of the investee, competitive factors, the outlook for the overall industry in which the investee operates and new products that the investee may have forthcoming that will improve its operating results. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, the Company reduces the carrying value of the investment to fair value. During 2006, the Company recorded $5.0 of an other-than-temporary reduction in fair value of the Company's investment in International Imaging Materials, Inc. ("IIMAK"). Should the fair value of the Company's investment continue to decline in future periods, the Company may be required to record additional charges if the decline is determined to be other-than-temporary.

Accounting for Income Taxes

    As part of the process of preparing the consolidated financial statements, management is required to estimate the income taxes in each jurisdiction in which the Company operates. This process involves estimating the actual current tax liabilities, together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that management believes that recovery is not more than likely, the Company must establish a valuation allowance. If a valuation allowance is established or increased during any period, the Company must include this amount as an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recognized against net deferred assets. The valuation allowance is based on management's estimates of the taxable income in the jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable. In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which became effective for the Company beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN 48, the Company recognized a $6.3 increase in the liability for uncertain tax positions, which, under the transition rules, was accounted for as a reduction to retained earnings.

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

Foreign Currency Translation

    As of March 31, 2007 and December 31, 2006, accumulated other comprehensive income primarily consisted of cumulative foreign currency translation adjustments. The net assets of the Company's foreign operations are translated into U.S dollars using the exchange rates at each balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The U.S. dollar results that arise from such translations are included in cumulative currency translation adjustments in accumulated other comprehensive income. At March 31, 2007 and December 31, 2006, the cumulative foreign translation adjustment was $27.4 and $24.3, respectively. Income taxes are generally not provided for these translation adjustments since the Company considers undistributed earnings of foreign subsidiaries to be permanently invested. Gains and losses resulting from foreign currency transactions are included in net income and were not material for the three months ending March 31, 2007.

Stock-Based Compensation

    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), which replaces SFAS 123, "Accounting for Stock-Based Compensation", by eliminating the choice to account for employee stock options under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires that new, modified and unvested share-based awards to employees, such as stock options and restricted stock, be recognized in the financial statements based on the estimated fair value of such awards at date of grant and recognized as compensation expense over the vesting period. The fair value of each option award is estimated using the Black-Scholes option pricing model taking into account certain key assumptions. The primary assumptions that we considered when determining the fair value of each option award included:

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

    Internal Control over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting identified in connection with the assessment that occurred during the first quarter of 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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




                                    Paxar Corporation
                                    --------------------------------
                                    (Registrant)





                                    By:  /s/ Anthony S. Colatrella
                                    -------------------------------
                                    Vice President and Chief Financial Officer



                                    May 10 , 2007
                                    --------------------------------
                                    Date